Form 10-Q
period 1996-03-31
INTERVEST CORPORATION OF NEW YORK
filed 1996-05-08
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTER ENDED MARCH 31, 1996

                                       OR

           [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM ________ TO ________

                                 --------------

                       Commission File Number 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 New York                                 13-3415815
    -------------------------------                  -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

10 Rockefeller Plaza, New York, New York                 10020-1903
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (212) 757-7300
                                                   ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ].

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock                  Outstanding at March 31, 1996
         ---------------------                  -----------------------------

             No Par Value                               31.84 Shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
- -----------------------------

Results for the three months ended March 31, 1996 and 1995 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results for the full years.

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,       DECEMBER 31,
                                                      1996             1995
                                                   -----------     -----------
                                                   (Unaudited)
ASSETS

  Cash and cash equivalents ...................    $13,175,000     $17,670,000
  Mortgages receivable, including due
    from affiliates of $6,250,000 and
    $6,250,000 (Notes 2, 4, 5, and 6) .........     61,424,000      55,146,000
  Deferred debenture offering costs,
    net of accumulated amortization of
    $2,220,000 and $2,343,000 (Note 2) ........      3,665,000       3,865,000
  Other assets (Note 8) .......................        937,000         898,000
                                                   -----------     -----------
         TOTAL ASSETS .........................    $79,201,000     $77,579,000
                                                   ===========     ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses .......    $    66,000     $    64,000
  Mortgage escrow deposits ....................      1,772,000       1,021,000
  Mortgage payable (Note 5) ...................         13,000          18,000
  Subordinated debentures payable (Note 3).....     64,700,000      64,700,000
  Debenture interest payable at maturity
    (Note 3) ..................................      2,947,000       2,132,000
  Deferred mortgage interest and fees .........        283,000         266,000
                                                   -----------     -----------

         TOTAL LIABILITIES ....................     69,781,000      68,201,000
                                                   -----------     -----------
commitments and other matters (notes 6 and 7)

STOCKHOLDERS' EQUITY
  Common stock, no par value; authorized
    200 shares; issued and outstanding
    32 shares .............................          2,000,000       2,000,000
  Additional paid-in capital ..............          3,509,000       3,509,000
  Retained earnings .......................          3,911,000       3,869,000
                                                   -----------     -----------

         TOTAL STOCKHOLDERS' EQUITY .......          9,420,000       9,378,000
                                                   -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.        $79,201,000     $77,579,000
                                                   ===========     ===========

See notes to financial statements

                       INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS


                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
                                                             (Unaudited)
REVENUE

  Interest income
    Affiliates .................................      $  173,000      $  314,000
    Others .....................................       1,917,000       1,610,000
                                                      ----------      ----------
        Total ..................................       2,090,000       1,924,000
  Other income--Note 6 .........................          56,000          58,000
                                                      ----------      ----------
                                                       2,146,000       1,982,000
                                                      ----------      ----------
EXPENSES

  Interest .....................................       1,708,000       1,411,000
  General and administrative--Note 6 ...........         157,000         169,000
  Amortization of deferred debenture
    offering costs--Note 2 .....................         207,000         175,000
                                                      ----------      ----------
                                                       2,072,000       1,755,000
                                                      ----------      ----------
Income before income taxes .....................          74,000         227,000
Provision for income taxes--Note 8 .............          32,000         104,000
                                                      ----------      ----------
NET INCOME .....................................          42,000         123,000
retained earnings--beginning of year ...........       3,869,000       3,427,000
                                                      ----------      ----------
RETAINED EARNINGS--END OF YEAR .................      $3,911,000      $3,550,000
                                                      ==========      ==========


See notes to financial statements

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1996          1995
                                                       -----------   ----------
                                                              (Unaudited)

OPERATING ACTIVITIES

  Net Income ........................................  $    42,000   $  123,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Amortization of discount on mortgages receivable ..      (75,000)     (59,000)
  Amortization of deferred debenture offering costs .      207,000      175,000
  Changes in operating assets and liabilities:
    Other assets ....................................      (39,000)     (73,000)
    Accounts payable and accrued liabilities ........        2,000      (23,000)
    Mortgage escrow deposits ........................      751,000      629,000
    Debenture interest payable at maturity ..........      815,000      432,000
    Deferred mortgage interest and fees .............       17,000        6,000
                                                       -----------   ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ..    1,720,000    1,210,000
                                                       -----------   ----------
INVESTING ACTIVITIES

  Collection of mortgages receivable ................      226,000    2,771,000
  Mortgages receivable acquired
    Properties owned by others ......................   (6,429,000)  (5,658,000)
  Principal payments of mortgages payable ...........       (5,000)      (7,000)
  Redemption of governmental obligations ............                   985,000
                                                       -----------   ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .   (6,208,000)  (1,909,000)
                                                       -----------   ----------
FINANCING ACTIVITIES

  Payment of debenture offering costs ...............       (7,000)     (32,000)
                                                       -----------   ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ..       (7,000)     (32,000)
                                                       -----------   ----------
(DECREASE) IN CASH AND CASH EQUIVALENTS .............   (4,495,000)    (731,000)
Cash and cash equivalents at beginning of period ....   17,670,000    3,476,000
                                                       -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........  $13,175,000   $2,745,000
                                                       ===========   ==========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (Unaudited with Respect to the
               Three Month Periods Ended March 31, 1996 and 1995)

(NOTE 1) - The Company:
- -----------------------
Intervest Corporation of New York (the "Company") was formed by Lowell S. Dansker, Lawrence G. Bergman and Helene D. Bergman for the purpose of engaging in the real estate business, including the acquisition and purchase of real estate mortgage loans.

(NOTE 2) - Significant Accounting Policies:
- -------------------------------------------

     (a) Consolidation Policy:
         ---------------------

         The financial statements include the accounts of all subsidiaries. Material intercompany items are eliminated in consolidation.

     (b) Unearned discount:
         ------------------

         Unearned discount is amortized over the life of the related receivables using the constant interest method.

     (c) Allowance for possible losses:
         ------------------------------

         Investments are valued at the lower of cost or net realizable value on an individual investment basis. The Company will recognize an impairment loss on a mortgage receivable if it determines that the net realizable value of the investment is below cost. This determination is made based upon the mortgagor's continuing compliance with the terms of the mortgage and management's ability to assess the operation of the underlying properties and the rental housing market where such properties are located. For financial reporting purposes mortgages are deemed to be delinquent when payment of either principal or interest is more than 90 days past due.

     (d) Deferred debenture offering costs:
         ----------------------------------

         Costs relating to offerings of debentures are amortized over the terms of the debentures based on serial maturities. Deferred debenture offering costs consist primarily of underwriters commissions.

     (e) Statement of cash flows:
         ------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

  Three Months Ended March 31,                   Interest          Income Taxes
  ----------------------------                   --------          ------------
              1996............................   $893,000            $14,000
              1995............................    980,000             87,000

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (Unaudited with Respect to the
               Three Month Periods Ended March 31, 1996 and 1995)

(NOTE 2) - Significant Accounting Policies: (continued)
- -------------------------------------------

     (f) Concentration of credit risk:
         -----------------------------

         (1) The Company places its temporary cash investments with higher credit-quality financial institutions and in governmental obligations. Such investments are generally in excess of the FDIC insurance limit. The Company has not experienced any losses from such investments.

         (2) The Company's mortgage portfolio is composed predominantly of mortgages on multi-family residential properties in the New York City area, most of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties. The rental housing market in New York City remains stable and the Company expects that such properties will continue to appreciate in value with little or no reduction in occupancy rates.

(NOTE 3) - Subordinated Debentures Payable:
- -------------------------------------------

The Company's Registered Floating Rate Redeemable Debentures consist of the following:

                                                      March 31,    December 31,
                                                        1996          1995
                                                     ----------    ------------
  Series 1989, interest at 2% above prime........... $1,200,000    $1,200,000
  Series 10/4/89, interest at 1% above prime........  4,000,000     4,000,000
  Series 3/28/90, interest at 1% above prime........  4,000,000     4,000,000
  Series 5/13/91, interest at 2% above prime........  6,000,000     6,000,000
  Series 2/20/92, interest at 2% above prime........  4,500,000     4,500,000
  Series 6/29/92, interest at 2% above prime........  7,000,000     7,000,000
  Series 9/13/93, interest at 2% above prime........  8,000,000     8,000,000
  Series 1/28/94, interest at 1% above prime........    500,000       500,000
  Series 1/28/94, interest at 2% above prime........  4,500,000     4,500,000
  Series 10/28/94, interest at 1% above prime.......    500,000       500,000
  Series 10/28/94, interest at 2% above prime.......  4,500,000     4,500,000
  Series 5/12/95, interest at 1% above prime........  1,000,000     1,000,000
  Series 5/12/95, interest at 2% above prime........  9,000,000     9,000,000
  Series 10/19/95, interest at 1% above prime.......  1,000,000     1,000,000
  Series 10/19/95, interest at 2% above prime.......  9,000,000     9,000,000
                                                    -----------   -----------
                                                    $64,700,000   $64,700,000
                                                    ===========   ===========

  "Prime" refers to the prime rate of Chemical Bank.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (Unaudited with Respect to the
               Three Month Periods Ended March 31, 1996 and 1995)

(NOTE 3) - Subordinated Debentures Payable: (continued)
- -------------------------------------------

Prime was 8 1/4% on March 31, 1996 and 8 1/2% on December 31, 1995. Minimum interest is 9 1/2% and maximum interest is 15% on Series 1989, 10/4/89, 3/28/90 and 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14% and Series 9/13/93, 1/28/94, 10/28/94, 5/12/95 and 10/19/95 have maximum interest of 12%.

Payment of interest on an aggregate of $12,860,000 of debentures is deferred until maturity and earns interest at prime. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1993, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 1997.

On March 15, 1996 the Company called for redemption of $5,200,000 of Debentures for payment on May 1, 1996.

The debentures are unsecured and subordinate to all present and future senior indebtedness, as defined. In addition, all other series of debentures are subordinate to the Series 1989 debentures.

Maturities of debentures are summarized as follows:

       Year Ending December 31,                           March 31, 1996
       ------------------------                           --------------
           1996..........................................    $5,700,000
           1997..........................................     3,500,000
           1998..........................................     3,000,000
           1999..........................................    10,500,000
           2000..........................................     7,000,000
           Thereafter until 2004.........................    35,000,000
                                                            -----------
           Total.........................................   $64,700,000
                                                            ===========

(NOTE 4) - Mortgages Receivable:
- --------------------------------

Information as to mortgages receivable is summarized as follows:

                                             March 31, 1996    December 31, 1995
                                             --------------    -----------------
First Mortgages............................    $54,703,000         $48,685,000
Junior Mortgages...........................      7,246,000           6,906,000
Wraparound Mortgages.......................        327,000             329,000
                                               -----------         -----------
                                               $62,276,000         $55,920,000
Less Unearned Discount.....................        852,000             774,000
                                               -----------         -----------
Total......................................    $61,424,000         $55,146,000
                                               ===========         ===========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (Unaudited with Respect to the
               Three Month Periods Ended March 31, 1996 and 1995)

(NOTE 4) - Mortgages Receivable: (continued)
- --------------------------------

Interest rates on certain mortgages are equivalent to the prime rate of Chemical Bank plus 2% with a floor of from 10 1/2% to 11 1/2% and a ceiling of 14%. Interest rates on the balance of the mortgages range from 6% to 16%. Certain mortgages have been discounted utilizing rates ranging from 12% to 18%.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

       Year Ending December 31,                        March 31, 1996
       ------------------------                        --------------
           1996......................................    $ 5,271,000
           1997......................................     21,127,000
           1998......................................      1,861,000
           1999......................................      4,735,000
           2000......................................      2,839,000
           Thereafter until 2015.....................     26,443,000
                                                         -----------
           Total.....................................    $62,276,000
                                                         ===========

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.

(NOTE 5) - Mortgages Payable
- ----------------------------

The mortgage payable relates to the Company's wraparound mortgage receivable, bears interest at 8.5% and is self liquidating.

(NOTE 6) - Related Party Transactions:
- --------------------------------------

During the first quarter of 1995, affiliates sold, to unrelated third parties, properties subject to mortgages held by the Company. In connection with those sales, the Company's mortgages in the original aggregate amounts of $4,208,000 were refinanced and the Company received new first mortgages totaling $6,200,000.

Other income includes $4,000 and $11,000 from affiliates for the three months ended March 31, 1996 and 1995, respectively.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (Unaudited with Respect to the
               Three Month Periods Ended March 31, 1996 and 1995)

(NOTE 6) - Related Party Transactions: (continued)
- --------------------------------------

The Company utilizes personnel and other facilities of affiliated entities and until September 30, 1994 operated from the offices of an affiliate (see Note 7). The Company is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages and distributing debentrure interest checks. Such fees amounted to $67,000 and $103,000 for the three months ended March 31, 1996 and 1995, respectively. Management believes these service fees are reasonable.

(NOTE 7) - Commitments:
- -----------------------

     (a) Office lease:
         -------------

In May 1994 the Company entered into a lease for office space previously leased to an affiliate. The lease commenced on October 1, 1994 and terminates on September 30, 2004. In addition to minimum rents the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance.

Future minimum rents under the lease are as follows:

        Year Ending December 31                          March 31, 1996
        -----------------------                          --------------
        1996.............................................  $  114,251
        1997.............................................     157,976
        1998.............................................     174,902
        1999.............................................     174,902
        2000.............................................     179,133
        Thereafter......................................      719,355
                                                           ----------
        Total............................................  $1,520,519
                                                           ==========

The Company shares this space with affiliates and receives 50% of the actual rent expense incurred for the use of this space from an affiliate.

     (b) Employment agreement:
         ---------------------

Effective as of July 1, 1995, the Company entered into an employment agreement with its Executive vice president for a term of ten years at an annual salary of $125,000, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. In the event of the executive's death or disability, one-half of this amount will continue to be paid for a term as defined in the agreement.

(NOTE 8) - Income Taxes:
- ------------------------

The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (Unaudited with Respect to the
               Three Month Periods Ended March 31, 1996 and 1995)

(NOTE 8) - Income Taxes: (continued)
- ------------------------

The provision for income taxes consists of the following components:

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1996        1995
                                                            -------     --------
Current taxes:
  Federal...............................................    $11,000     $ 44,000
  State and local.......................................      8,000       32,000

Deferred taxes:
  Federal...............................................      8,000       16,000
  State and local.......................................      5,000       12,000
                                                            -------     --------
  Total tax provision...................................    $32,000     $104,000
                                                            =======     ========

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                             March 31, 1996    December 31, 1995
                                             --------------    -----------------
Debenture underwriting commissions...........   $29,000             $32,000
Deferred fees................................    63,000              68,000
Discount on mortgages receivable.............   (54,000)            (49,000)
                                                -------             -------
     Total...................................   $38,000             $51,000
                                                =======             =======

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1996       1995
                                                            -------    ---------
Tax computed based upon the statutory federal
   tax rate..............................................   $25,000    $ 77,000
State and local income tax, net of federal income
   tax benefit...........................................     9,000      29,000
Non-taxable income ......................................    (2,000)     (2,000)
                                                            -------    --------
Total....................................................   $32,000    $104,000
                                                            =======    ========

(NOTE 9) - Subsequent Event:
- ----------------------------

A Registration statement for the sale of a $11,000,000 of Floating Rate Redeemable Subordinated Debentures was filed with Securities and Exchange Commission on April 12, 1996.

Item 2. Management's Discussion and Analysis of
- -----------------------------------------------
        Financial Condition and Results of Operations
        ---------------------------------------------

Liquidity and Capital Resources:

The Company is engaged in the real estate business, including the originating and purchase of real estate mortgage loans, consisting of first mortgages, junior mortgages and wraparound mortgage loans. The Company's current investment policy emphasizes the investment in mortgage loans on income producing properties. The majority of the Company's loans are expected to mature within approximately five years.

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholder's equity at March 31, 1996 was $9,420,000, compared with $9,378,000 at December 31, 1995. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities. Debentures in an aggregate principal amount of $500,000 mature on April 1, 1996 and the Company has called for redemption of $5,200,000 on May 1, 1996. The Company has sufficient funds for purposes of retirement of those debentures.

Results of Operations:

Three Months Ended March 31, 1996 and 1995

For the three months ended March 31, 1996 interest income was $2,090,000 as compared to $1,924,000 for the same period a year ago. The increase of $166,000 resulted primarily from an increase in mortgages receivable from $59,612,000 at March 31, 1995 to $61,424,000 at March 31, 1996.

Interest expense for the 1996 period was $1,708,000 as compared to $1,411,000 for the 1995 period. The increase of $297,000 resulted mainly from an increase in long-term obligations, offset in part by a decrease in interest rates during the 1996 period.

The provision for income taxes are $32,000 and $104,000 for three months ended March 31, 1996 and 1995, respectively. These provisions represent 43% and 46% of pretax income for each period.

Since the Company intends to continue to expand its asset base, including its mortgage portfolio, it is anticipated that its interest income will continue to grow. To the extent that such growth is funded in reliance upon long-term obligations, such as the Debentures, interest expense will likewise increase. Such increase will depend upon the principal amounts of the additional assets or liabilities, as well as interest rates.

Since the Company is engaged in the real estate business, its results of operations are affected by general economic trends in real estate markets, as well as by trends in the general economy and the movement of interest rates. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic condition in that area can also have an impact on the Company's operations.

The number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely. In any event, the Company believes that it would be able to reinvest the proceeds of any prepayments of mortgage loans in comparable mortgages so that prepayments would not have any materially adverse effect on the Company's business.

The rental housing market in New York City remains stable and the Company expects that such properties will continue to appreciate in value with little or no reduction in occupancy rates. The Company's mortgage portfolio is composed predominantly of mortgages on multi-family residential properties, most of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties.

Business:

The Company is engaged in the real estate business and has historically invested primarily in real estate mortgage loans secured by income producing real property. It is anticipated that a substantial portion of the loans to be made by the Company will be loans with terms of approximately five years. Such transactions typically require an understanding of the underlying real estate transaction and rapid processing and funding as a principal basis for competing in the making of these loans. The Company does not finance new construction.

At March 31, 1996, 74% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Florida, Georgia, New Jersey, upstate New York and Virginia.

Certain of the Company's real estate mortgage loans bear interest at a fixed rate. The balance of such loans bear interest at fluctuating rates. Interest on the loans is usually payable monthly.

The Company may also, from time to time, acquire interests in real property, including fee interests.

Investment Policy-Operations:

The Company's current investment policy related to mortgages emphasizes investments in short-term real estate mortgages secured by income producing real property, located primarily in the greater New York metropolitan area.

The properties to be mortgaged are personally inspected by management and mortgage loans are made only on those properties where management is knowledgeable as to operating income and expense. The Company generally relies upon its management in connection with the valuation of properties. From time to time, however, it may engage independent appraisers and other agents to assist in determining the value of income-producing properties underlying mortgages, in which case the costs associated with such services are generally paid by the mortgagor.

Current Loan Status:

At March 31, 1996, the Company had 51 real estate mortgage loans in its portfolio, totaling $62,276,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 16% per annum. Certain mortgages have been discounted utilizing rates between 12% and 18% per annum.

Certain information concerning the Company's mortgage loans outstanding at March 31, 1996 is set forth below:

                                        Carrying
                                       Amount of
                                        Mortgage                         No. of
                                          Loans         Prior Liens      Loans
                                       -----------      -----------      ------
First Mortgage Loans.................  $53,968,000      $   - 0 -          43
Junior Mortgages.....................    7,129,000       15,853,000         7
Wraparound Mortgages.................      327,000           13,000         1
                                       -----------      -----------        --
                                       $61,424,000      $15,866,000        51
                                       ===========      ===========        ==

The historical cost of the mortgage loans which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings

             None


Item 2.  Changes in Securities

             None


Item 3.  Defaults Upon Senior Securities

             None


Item 4.  Submission of Matters to a Vote of Security Holders

             None


Item 5.  Other Information

             None


Item 6.  Exhibits and Reports on Form 8K

             None

                                   SIGNATURES

PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INTERVEST CORPORATION OF NEW YORK
                          (Registrant)


Dated: May 6, 1996        /s/ LOWELL S. DANSKER
                          ------------------------------------------------------
                          Lowell S. Dansker, Co-Chairman, President (Principal
                          Executive Officer), Treasurer (Principal Financial
                          Officer and Principal Accounting Officer) and Director



Dated: May 6, 1996        /s/ LAWRENCE G. BERGMAN
                          ------------------------------------------------------
                          Lawrence G. Bergman, Co-Chairman, Vice President,
                          Secretary and Director