Form 10-Q/A
period 1996-03-31
INTERVEST CORPORATION OF NEW YORK
filed 1996-07-02
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A

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


                          INTERVEST CORPORATION OF NEW YORK
                          (Registrant)


Dated: June 27, 1996      /s/ LOWELL S. DANSKER
                          ------------------------------------------------------
                          Lowell S. Dansker, Co-Chairman, President (Principal
                          Executive Officer), Treasurer (Principal Financial
                          Officer and Principal Accounting Officer) and Director



Dated: June 27, 1996      /s/ LAWRENCE G. BERGMAN
                          ------------------------------------------------------
                          Lawrence G. Bergman, Co-Chairman, Vice President,
                          Secretary and Director

Item 6.    Exhibits. The following exhibit is filed herewith:

           Exhibits 27 - Financial Data Schedule