Form 10-Q
period 1996-06-30
INTERVEST CORPORATION OF NEW YORK
filed 1996-08-07
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ___

                           ---------------------------

                       Commission File Number 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
                        ----------------------------------
             (Exact name of Registrant as specified in its charter)


                     New York                                  13-3415815
          -------------------------------                 ----------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)

    10 Rockefeller Plaza, New York, New York                   10020-1903
    -----------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         (212) 757-7300
                                                   -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO   .
                                      ---    ---
Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

    Class of Common Stock                       Outstanding at June 30, 1996
    ---------------------                       ----------------------------

        No Par Value                                    31.84 Shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Results for the three months and for the six months ended June 30, 1996 and 1995 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full years.

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                 JUNE 30,         DECEMBER 31,
                                                  1996               1995
                                                ----------        ------------
                                                (Unaudited)
ASSETS

Cash and cash equivalents                       $ 8,483,000       $17,670,000
Mortgages receivable, including due from
  affiliates of $6,250,000 and $6,250,000
  (Notes 2, 4, 5, and 6)                         71,057,000        55,146,000
Deferred debenture offering costs,
  net of accumulated amortization
  of $1,873,000 and $2,343,000 (Note 2)           4,340,000         3,865,000
Other assets (Note 8)                             1,241,000           898,000
                                                -----------       -----------
               TOTAL ASSETS                     $85,121,000       $77,579,000
                                                ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses         $   103,000       $    64,000
  Mortgage escrow deposits                        2,293,000         1,021,000
  Mortgage payable (Note 5)                           9,000            18,000
  Subordinated debentures payable (Note 3)       70,000,000        64,700,000
  Debenture interest payable at maturity
   (Note 3)                                       2,725,000         2,132,000
  Deferred mortgage interest and fees               353,000           266,000
                                                -----------       -----------
               TOTAL LIABILITIES                 75,483,000        68,201,000
                                                ===========       ===========
commitments and other matters (notes 6 and 7)

STOCKHOLDERS' EQUITY
  Common stock, no par value;
    authorized 200 shares; issued
    and outstanding 32 shares                     2,000,000         2,000,000
  Additional paid-in capital                      3,509,000         3,509,000
  Retained earnings                               4,129,000         3,869,000
                                                -----------       -----------
               TOTAL STOCKHOLDERS' EQUITY         9,638,000         9,378,000
                                                -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $85,121,000       $77,579,000
                                                ===========       ===========


See notes to financial statements

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS




                                                                    Thee Months Ended                       Six Months Ended
                                                                         June 30,                               June 30,
                                                             -----------------------------          --------------------------------
                                                               1996                 1995                1996               1995
                                                             ----------         ----------          ------------         -----------
                                                                      (Unaudited)                               (Unaudited)
REVENUE

   Interest income
      Affiliates                                            $  173,000           $  268,000          $  347,000          $  582,000
      Others                                                 2,108,000            1,712,000           4,024,000           3,322,000
                                                            ----------           ----------          ----------          ----------
              Total                                          2,281,000            1,980,000           4,371,000           3,904,000

   Other income (Note 6)                                        81,000               44,000             137,000             102,000
   Gain on early repayment of discounted
     mortgages receivable (Note 4)                              75,000               64,000              75,000              64,000
                                                            ----------           ----------          ----------          ----------
                                                             2,437,000            2,088,000           4,583,000           4,070,000
                                                            ----------           ----------          ----------          ----------
EXPENSES

   Interest                                                  1,622,000            1,480,000           3,330,000           2,891,000
   General and administrative (Note 6)                         189,000              125,000             346,000             294,000
   Amortization of deferred debenture
      offering costs (Note 2)                                  224,000              174,000             432,000             349,000
                                                            ----------           ----------          ----------          ----------
                                                             2,035,000            1,779,000           4,108,000           3,534,000
                                                            ----------           ----------          ----------          ----------
Income before income taxes                                     402,000              309,000             475,000             536,000

Provision for income taxes (Note 8)                            183,000              142,000             215,000             246,000
                                                            ----------           ----------          ----------          ----------
NET INCOME                                                     219,000              167,000             260,000             290,000

Retained earnings - beginning                                3,910,000            3,550,000           3,869,000           3,427,000
                                                            ----------           ----------          ----------          ----------
RETAINED EARNINGS - END                                     $4,129,000           $3,717,000          $4,129,000          $3,717,000
                                                            ==========           ==========          ==========          ==========
See notes to financial statements


                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Six Months Ended June 30,
                                                                                       ------------------------------------
                                                                                            1996                   1995
                                                                                       -------------           ------------
                                                                                                     (Unaudited)
OPERATING ACTIVITIES

    Net Income                                                                          $    260,000          $   290,000
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Amortization of discount on mortgages receivable                                        (179,000)            (125,000)
    Amortization of deferred debenture offering costs                                        431,000              349,000
    Gain on early repayment of discounted mortgages                                          (75,000)             (64,000)
    Changes in operating assets and liabilities:
      Other assets                                                                          (343,000)            (267,000)
      Accounts payable and accrued liabilities                                                39,000              (24,000)
      Mortgage escrow deposits                                                             1,272,000              474,000
      Debenture interest payable at maturity                                                 593,000             (611,000)
      Deferred mortgage interest and fees                                                     87,000               28,000
                                                                                        ------------          -----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                                  2,085,000               50,000
                                                                                        ------------          -----------
INVESTING ACTIVITIES

    Collection of mortgages receivable                                                     7,429,000            6,695,000
    Mortgages receivable acquired
      Properties owned by others                                                         (23,086,000)          (9,297,000)
    Principal payments of mortgages payable                                                   (9,000)             (11,000)
    Redemption of governmental obligations                                                                        985,000
                                                                                        ------------          -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      (15,666,000)          (1,628,000)
                                                                                        ------------          -----------
FINANCING ACTIVITIES

    Proceeds from subordinated debenture offerings                                        ll,000,000           10,000,000
    Payment of debenture offering costs                                                     (906,000)            (915,000)
    Principal payments of subordinated debentures                                         (5,700,000)          (2,000,000)
                                                                                        ------------          -----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                                  4,394,000            7,085,000
                                                                                        ------------          -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (9,187,000)           5,507,000

Cash and cash equivalents at beginning of period                                          17,670,000            3,476,000
                                                                                        ------------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  8,483,000          $ 8,983,000
                                                                                        ============          ===========


See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1996 and 1995)

(NOTE 1) - The Company:

Intervest Corporation of New York (the "Company") was formed by Lowell S. Dansker, Lawrence G. Bergman and Helene D. Bergman for the purpose of engaging in the real estate business, including the acquisition and purchase of real estate mortgage loans.

(NOTE 2) - Significant Accounting Policies:

     (a)      Consolidation Policy:

     The financial statements include the accounts of all subsidiaries. Material intercompany items are eliminated in consolidation.

     (b)      Unearned discount:

     Unearned discount is amortized over the life of the related receivables using the constant interest method.

     (c)      Allowance for possible losses:

     Mortgages receivable are valued at the lower of cost or net realizable value, on an individual basis. The Company will recognize an impairment loss if it determines that the net realizable value of the mortgages receivable is below cost. This determination is made based upon the mortgagor's continuing compliance with the terms of the mortgage and management's ability to assess the operation of the underlying properties and the rental housing market where such properties are located. For financial reporting purposes mortgages are deemed to be delinquent when payment of either principal or interest is more than 90 days past due.

     (d)      Deferred debenture offering costs:

     Costs relating to offerings of debentures are amortized over the terms of the debentures based on serial maturities. Deferred debenture offering costs consist primarily of underwriters commissions.

     (e)      Statement of cash flows:

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments (principally commercial paper) purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

 Six Months Ended June 30,            Interest                   Income Taxes
 -------------------------            --------                   ------------

    1996........................     $2,737,000                    $ 88,000
    1995........................      3,503,000                     238,000

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1996 and 1995)

(NOTE 2) -- Significant Accounting Policies: (continued)

     (f)    Concentration of credit risk:

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

(NOTE 3) -- Subordinated Debentures Payable:

The Company's Registered Floating Rate Redeemable Debentures consist of the following:


                                                                        June 30,         December 31,
                                                                          1996               1995
                                                                        --------         ------------
      Series 1989, interest at 2% above prime........................ .$  - 0 -         $ 1,200,000
      Series 10/4/89, interest at 1% above prime......................  2,000,000         4,000,000
      Series 3/28/90, interest at 1% above prime......................  2,000,000         4,000,000
      Series 5/13/91, interest at 2% above prime......................  6,000,000         6,000,000
      Series 2/20/92, interest at 2% above prime......................  4,500,000         4,500,000
      Series 6/29/92, interest at 2% above prime......................  7,000,000         7,000,000
      Series 9/13/93, interest at 2% above prime......................  8,000,000         8,000,000
      Series 1/28/94, interest at 1% above prime......................       - 0 -          500,000
      Series 1/28/94, interest at 2% above prime......................  4,500,000         4,500,000
      Series 10/28/94, interest at 1% above prime.....................    500,000           500,000
      Series 10/28/94, interest at 2% above prime.....................  4,500,000         4,500,000
      Series 5/12/95, interest at 1% above prime......................  1,000,000         1,000,000
      Series 5/12/95, interest at 2% above prime......................  9,000,000         9,000,000
      Series 10/19/95, interest at 1% above prime.....................  1,000,000         1,000,000
      Series 10/19/95, interest at 2% above prime.....................  9,000,000         9,000,000
      Series 5/10/96, interest at 1% above prime......................  1,000,000
      Series 5/10/96, interest at 2% above prime...................... 10,000,000
                                                                      -----------       -----------
                                                                      $70,000,000       $64,700,000
                                                                      ===========       ===========


      "Prime" refers to the prime rate of Chemical Bank.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1996 and 1995)

(NOTE 3) -- Subordinated Debentures Payable: (continued)

Prime was 8 1/4% on June 30, 1996 and 8 1/2% on December 31, 1995. Minimum interest is 9 1/2% and maximum interest is 15% on Series 10/4/89, 3/28/90 and 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14% and Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95 and 5/10/96 have maximum interest of 12%.

At June 30, 1996 payment of interest on an aggregate of $15,640,000 of debentures is deferred until maturity and earns interest at prime. Generally debenture holders who have deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1994, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 1998.

The debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

Maturities of debentures are summarized as follows:

  Year Ending December 31,                                      June 30, 1996
  ------------------------                                      -------------

    1996....................................................... $    - 0 -
    1997.......................................................   3,500,000
    1998.......................................................   4,000,000
    1999.......................................................  10,500,000
    2000.......................................................   7,000,000
    Thereafter until 2005......................................  45,000,000
                                                                -----------
        Total.................................................. $70,000,000
                                                                ===========

(NOTE 4) -- Mortgages Receivable:

Information as to mortgages receivable is summarized as follows:

                                          June 30, 1996   December 31, 1995
                                          -------------   -----------------

First Mortgages.........................   $64,970,000        $48,685,000
Junior Mortgages........................     6,894,000          6,906,000
Wraparound Mortgages....................       325,000            329,000
                                           -----------        -----------
                                            72,189,000         55,920,000

Less Unearned Discount..................     1,132,000            774,000
                                           -----------        -----------
    Total...............................   $71,057,000        $55,146,000
                                           ===========        ===========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1996 and 1995)

(NOTE 4) -- Mortgages Receivable: (continued)

Interest rates on certain mortgages are equivalent to the prime rate of Chemical Bank plus 2% with a floor of from 10 1/2% to 11 1/2% and a ceiling of 14%. Interest rates on the balance of the mortgages range from 6% to 16%. Certain mortgages have been discounted utilizing rates ranging from 12% to 18%.

During 1996 and 1995 certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Maturities of mortgages receivable during the next five years are summarized as follows:

   Year Ending December 31,                                       June 30, 1996
   ------------------------                                       -------------
    1996.......................................................   $ 4,288,000
    1997.......................................................    23,014,000
    1998.......................................................     3,112,000
    1999.......................................................    12,494,000
    2000.......................................................     2,839,000
    Thereafter until 2015......................................    26,442,000
                                                                  -----------
        Total..................................................   $72,189,000
                                                                  ===========
The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.

(NOTE 5) -- Mortgage Payable

The mortgage payable relates to the Company's wraparound mortgage receivable, bears interest at 8.5% and is self liquidating.

(NOTE 6) -- Related Party Transactions:

During the first half of 1995, affiliates sold to unrelated third parties, properties subject to mortgages held by the Company. In connection with those sales, the Company's mortgages in the original aggregate amount of $5,008,000, were refinanced and the Company received new first mortgages totaling $7,535,000.

Other income includes $5,000 and $26,000 from affiliates for the six months ended June 30, 1996 and 1995, respectively.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1996 and 1995)

(NOTE 6) - Related Party Transactions: (continued)

The Company utilizes personnel and other facilities of affiliated entities and is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages, and distributing debenture interest checks. Such fees amounted to $133,000 and $171,000 for the six months ended June 30, 1996 and 1995, respectively. Management believes these service fees are reasonable.

(NOTE 7) - Commitments:

     (a) Office lease:

The Company has a lease for office space which terminates on September 30, 2004. In addition to minimum rent the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance.

Future minimum rents under the lease are as follows:

  Year Ending December 31                               June 30, 1996
  -----------------------                               -------------

  1996................................................    $  76,167
  1997.................................................     157,976
  1998.................................................     174,902
  1999.................................................     174,902
  2000.................................................     179,133
  Thereafter...........................................     719,355
                                                         ----------
    Total..............................................  $1,482,435
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

                        INTERVEST CORPORATION OF NEW YORK

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1996 and 1995)

(NOTE 8) - Income Taxes  (continued)

The provision for income taxes consists of the following components:

                                                              Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                          1996           1995
                                                        --------      ----------
Current taxes:
     Federal..........................................  $113,000      $121,000
     State and local..................................    78,000        87,000

Deferred taxes:
     Federal..........................................    14,000        22,000
     State and local..................................    10,000        16,000
                                                        --------     ---------
     Total tax provision..............................  $215,000      $246,000
                                                        ========      ========

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                                June 30, 1996  December 31, 1995
                                                -------------  -----------------
Debenture underwriting commissions..............   $ 26,000        $ 32,000
Deferred fees..................................      60,000          68,000
Discount on mortgages receivable...............     (59,000)        (49,000)
                                                   --------        --------
     Total.....................................    $ 27,000        $ 51,000
                                                   ========        ========

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:


                                                                             Six Months Ended
                                                                                 June 30,
                                                                         -----------------------
                                                                            1996          1995
                                                                         --------       --------
Tax computed based upon the statutory federal tax rate...............    $161,000       $182,000

State and local income tax, net of federal income tax benefit........      61,000         68,000

Non-taxable income ..................................................      (7,000)        (4,000)
                                                                         --------       --------
     Total...........................................................    $215,000       $246,000
                                                                         ========       ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The Company is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgages, junior mortgages and wraparound mortgage loans. The Company's current investment policy emphasizes the investment in mortgage loans on income producing properties. The majority of the Company's loans are expected to mature within approximately five years.

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholder's equity at June 30, 1996 was $9,638,000, compared with $9,378,000 at December 31, 1995. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1996 and 1995

For the three months ended June 30, 1996 interest income was $2,281,000 as compared to $1,980,000 for the same period a year ago. The increase of $301,000 resulted mainly from an increase in mortgages receivable.

Interest expense for the 1996 period was $1,622,000 as compared to $1,480,000 for the 1995 period. The increase of $142,000 resulted mainly from an increase in long-term obligations, offset in part by a decrease in interest rates during the 1996 period.

General and administrative expenses for the 1996 period was $189,000 as compared to $125,000 for 1995. The increase of $64,000 resulted mainly from the payment of an officer's salary and increased advertising expenses.

The provision for income taxes are $183,000 and $142,000 for three months ended June 30, 1996 and 1995, respectively. These provisions represent 46% of pretax income for each period.

Six Months Ended June 30, 1996 and 1995

For the six months ended June 30, 1996 interest income was $4,371,000 as compared to $3,904,000 for the same period a year ago. The increase of $467,000 resulted mainly from an increase in mortgages receivable.

Interest expense for the 1996 period was $3,330,000 as compared to $2,891,000 for the 1995 period. The increase of $439,000 resulted mainly from an increase in long-term obligations, offset in part by a decrease in interest rates during the 1996 period.

General and administrative expenses for the 1996 period was $346,000 as compared to $294,000 for 1995. The increase of $52,000 resulted mainly from the payment of an officer's salary and increased advertising expenses, offset in part by a decrease in placement fees for mortgages receivable.

The provision for income taxes are $215,000 and $246,000 for six months ended June 30, 1996 and 1995, respectively. These provisions represent 45% and 46% of pretax income for each period.

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

At June 30, 1996, 58% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Florida, Georgia, New Jersey, upstate New York, Pennsylvania and Virginia.

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

CURRENT LOAN STATUS:

At June 30, 1996, the Company had 51 real estate mortgage loans in its portfolio, totaling $72,189,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 16% per annum. Certain mortgages have been discounted utilizing rates between 12% and 18% per annum.

Certain information concerning the Company's mortgage loans outstanding at June 30, 1996 is set forth below:


                                                       Carrying
                                                       Amount of
                                                        Mortgage                           No. of
                                                         Loans         Prior Liens          Loans
                                                      -----------      -----------         ------

First Mortgage Loans................................  $63,905,000      $    - 0 -            44
Junior Mortgages....................................    6,827,000       15,374,000            6
Wraparound Mortgages................................      325,000            9,000            1
                                                      -----------      -----------           --
                                                      $71,057,000      $15,383,000           51
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

             None

Item 3.  Defaults Upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8K

         Exhibits -- The following exhibit is filed herewith

         Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTERVEST CORPORATION OF NEW YORK
                               (Registrant)

Dated: August 6, 1996          /s/ LOWELL S. DANSKER
                               -------------------------------------------------
                               Lowell S. Dansker, President (Principal Executive
                               Officer), Treasurer (Principal Financial Officer
                               and Principal Accounting Officer) and Director



Dated: August 6 , 1996         /s/ LAWRENCE G. BERGMAN
                               -------------------------------------------------
                               Lawrence G. Bergman, Vice President, Secretary
                               and Director