Form 10-Q
period 1996-09-30
INTERVEST CORPORATION OF NEW YORK
filed 1996-11-06
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarter ended September 30, 1996

                                       OR

                  [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                             For the transition period from        to



                       Commission File Number 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 New York                                13-3415815
                 --------                                ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


          10 Rockefeller Plaza, New York, New York       10020-1903
--------------------------------------------------------------------------------
       (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code     (212) 757-7300
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
                                      ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

     Class of Common Stock                   Outstanding at September 30, 1996
     ---------------------                   ---------------------------------
         No Par Value                                    31.84 Shares

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

Results for the three months and for the nine months ended September 30, 1996 and 1995 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results for the full years.

                       INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           September 30,  December 31,
                                                               1996           1995
                                                               ----           ----
                                                            (Unaudited)

ASSETS

        Cash and cash equivalents                          $ 5,020,000    $17,670,000
        Mortgages receivable, including due from
                affiliates of $6,250,000 and $6,250,000
                (Notes 2, 4, 5, and 6)                      75,607,000     55,146,000
        Deferred debenture offering costs,
                net of accumulated amortization
                of $2,088,000 and $2,343,000 (Note 2)        4,188,000      3,865,000
        Other assets (Note 8)                                1,279,000        898,000
                                                            ----------     ----------
                        TOTAL ASSETS                       $86,094,000    $77,579,000
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Accounts payable and accrued expenses              $   269,000    $    64,000
        Mortgage escrow deposits                             2,477,000      1,021,000
        Mortgage payable (Note 5)                                2,000         18,000
        Subordinated debentures payable (Note 3)            70,000,000     64,700,000
        Debenture interest payable at maturity (Note 3)      3,071,000      2,132,000
        Deferred mortgage interest and fees                    374,000        266,000
                                                            ----------     ----------

                        TOTAL LIABILITIES                   76,193,000     68,201,000
                                                            ----------     ----------

commitments and other matters (notes 6 and 7)

STOCKHOLDERS' EQUITY
        Common stock, no par value;
                authorized 200 shares; issued
                and outstanding 32 shares                    2,000,000      2,000,000
        Additional paid-in capital                           3,509,000      3,509,000
        Retained earnings                                    4,392,000      3,869,000
                                                            ----------     ----------

                        TOTAL STOCKHOLDERS' EQUITY           9,901,000      9,378,000
                                                            ----------     ----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $86,094,000    $77,579,000
                                                           ===========    ===========

See notes to financial statements.

                                       3

                       INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                     -------------               -------------
                                                   1996          1995          1996          1995
                                                   ----          ----          ----          ----
                                                       (Unaudited)                 (Unaudited)

REVENUE
   Interest income
        Affiliates                           $  173,000    $  229,000    $  520,000    $  811,000
        Others                                2,418,000     1,784,000     6,442,000     5,106,000
                                              ---------     ---------     ---------     ---------
           Total                              2,591,000     2,013,000     6,962,000     5,917,000

    Other income (Note 6)                       103,000       120,000       241,000       222,000
    Gain on early repayment of discounted
        mortgages receivable (Note 4)            30,000         2,000       105,000        66,000
                                              ---------     ---------     ---------     ---------
                                              2,724,000     2,135,000     7,308,000     6,205,000
                                              ---------     ---------     ---------     ---------

EXPENSES
    Interest                                  1,827,000     1,634,000     5,157,000     4,525,000
    General and administrative (Note 6)         201,000       183,000       548,000       477,000
    Amortization of deferred debenture
        offering costs (Note 2)                 216,000       200,000       647,000       549,000
                                              ---------     ---------     ---------     ---------
                                              2,244,000     2,017,000     6,352,000     5,551,000
                                              ---------     ---------     ---------     ---------
Income before income taxes                      480,000       118,000       956,000       654,000

Provision for income taxes (Note 8)             217,000        51,000       433,000       297,000
                                              ---------     ---------     ---------     ---------

NET INCOME                                      263,000        67,000       523,000       357,000
Retained earnings - beginning                 4,129,000     3,717,000     3,869,000     3,427,000
                                              ---------     ---------     ---------     ---------

RETAINED EARNINGS - END                      $4,392,000    $3,784,000    $4,392,000    $3,784,000
                                             ==========    ==========    ==========    ==========

See notes to financial statements


                       INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                             1996             1995
                                                                             ----             ----
                                                                                  (Unaudited)

OPERATING ACTIVITIES
        Net Income                                                   $    523,000     $    357,000
        Adjustments to reconcile net income to net
                cash provided by operating activities:
        Amortization of discount on mortgages receivable                 (304,000)        (179,000)
        Amortization of deferred debenture offering costs                 647,000          549,000
        Gain on early repayment of discounted mortgages                  (105,000)         (66,000)
        Changes in operating assets and liabilities:
                Other assets                                             (381,000)         (94,000)
                Accounts payable and accrued liabilities                  205,000           (3,000)
                Mortgage escrow deposits                                1,456,000          210,000
                Debenture interest payable at maturity                    939,000         (312,000)
                Deferred mortgage interest and fees                       108,000
                                                                        ---------          -------

                        NET CASH PROVIDED BY OPERATING ACTIVITIES       3,088,000          462,000
                                                                        ---------          -------

INVESTING ACTIVITIES

        Collection of mortgages receivable                             10,689,000       12,495,000
        Mortgages receivable acquired
                Properties owned by others                            (30,741,000)     (11,729,000)
        Principal payments of mortgages payable                           (16,000)         (16,000)
        Redemption of governmental obligations                                             985,000
                                                                        ---------          -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (20,068,000)       1,735,000
                                                                      -----------        ---------

FINANCING ACTIVITIES

        Proceeds from subordinated debenture offerings                 11,000,000       10,000,000
        Payment of debenture offering costs                              (970,000)        (927,000)
        Principal payments of subordinated debentures                  (5,700,000)      (3,000,000)
                                                                       ----------       ----------

                        NET CASH PROVIDED BY FINANCING ACTIVITIES       4,330,000        6,073,000
                                                                        ---------        ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (12,650,000)       8,270,000
Cash and cash equivalents at beginning of period                       17,670,000        3,476,000
                                                                       ----------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  5,020,000     $ 11,746,000
                                                                     ============     ============

See notes to financial statements


               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Unaudited with Respect to the Nine Month Periods Ended
                          September 30, 1996 and 1995)

(NOTE 1) - The Company:
-----------------------

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

         (e)      Statement of cash flows:
                  ------------------------

                  For purposes of the statement of cash flows, the Company considers all highly liquid instruments (principally commercial paper) purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

  Nine Months Ended September 30,                Interest          Income Taxes
  -------------------------------                --------          ------------

       1996....................................$4,219,000            $142,000
       1995...................................  4,844,000             327,000

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Unaudited with Respect to the Nine Month Periods Ended
                          September 30, 1996 and 1995)

(NOTE 2) - Significant Accounting Policies: (continued)
-------------------------------------------------------

                  (f)      Concentration of credit risk:
                           -----------------------------

                           (1) The Company places its temporary cash investments
with  higher  credit-  quality   financial   institutions  and  in  governmental
obligations. Such investments are generally in excess of the FDIC insurance limit. The Company has not experienced any losses from such investments.

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

(NOTE 3) - Subordinated Debentures Payable:
-------------------------------------------

The Company's Registered Floating Rate Redeemable Debentures consist of the following:
                                                                      September 30,               December 31,
                                                                           1996                        1995
                                                                           ----                        ----
      Series 1989, interest at 2% above prime.......................  $   - 0 -                   $ 1,200,000
      Series 10/4/89, interest at 1% above prime......................  2,000,000                   4,000,000
      Series 3/28/90, interest at 1% above prime......................  2,000,000                   4,000,000
      Series 5/13/91, interest at 2% above prime......................  6,000,000                   6,000,000
      Series 2/20/92, interest at 2% above prime......................  4,500,000                   4,500,000
      Series 6/29/92, interest at 2% above prime......................  7,000,000                   7,000,000
      Series 9/13/93, interest at 2% above prime......................  8,000,000                   8,000,000
      Series 1/28/94, interest at 1% above prime...................       - 0 -                       500,000
      Series 1/28/94, interest at 2% above prime......................  4,500,000                   4,500,000
      Series 10/28/94, interest at 1% above prime....................     500,000                     500,000
      Series 10/28/94, interest at 2% above prime.....................  4,500,000                   4,500,000
      Series 5/12/95, interest at 1% above prime......................  1,000,000                   1,000,000
      Series 5/12/95, interest at 2% above prime......................  9,000,000                   9,000,000
      Series 10/19/95, interest at 1% above prime.....................  1,000,000                   1,000,000
      Series 10/19/95, interest at 2% above prime.....................  9,000,000                   9,000,000
      Series 5/10/96, interest at 1% above prime......................  1,000,000
      Series 5/10/96, interest at 2% above prime...................... 10,000,000
                                                                      -----------                 -----------

                                                                      $70,000,000                 $64,700,000
                                                                      ===========                 ===========

      "Prime" refers to the prime rate of Chase Manhattan Bank.


               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Unaudited with Respect to the Nine Month Periods Ended
                          September 30, 1996 and 1995)


(NOTE 3) - Subordinated Debentures Payable: (continued)
-------------------------------------------------------

Prime was 8 1/4% on September 30, 1996 and 8 1/2% on December 31, 1995. Minimum interest is 9 1/2% and maximum interest is 15% on Series 10/4/89, 3/28/90 and 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14% and Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95 and 5/10/96 have maximum interest of 12%.

At September 30, 1996 payment of interest on an aggregate of $15,420,000 of debentures is deferred until maturity and earns interest at prime. Generally debenture holders who have deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1994, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 1998.

The debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

Maturities of debentures are summarized as follows:

  Year Ending December 31,

       1996.................................................... $     - 0 -
       1997.......................................................   3,500,000
       1998.......................................................   4,000,000
       1999........................................................ 10,500,000
       2000......................................................    7,000,000
       Thereafter until 2005......................................  45,000,000
                                                                    ----------
       Total...................................................... $70,000,000
                                                                   ===========


(NOTE 4) - Mortgages Receivable:
--------------------------------

Information as to mortgages receivable is summarized as follows:

                                                       September 30, 1996      December 31, 1995
                                                       ------------------      -----------------

         First Mortgages...............................   $68,395,000                $48,685,000
         Junior Mortgages.............................      8,046,000                  6,906,000
         Wraparound Mortgages........................         322,000                    329,000
                                                           ----------                 ----------
         .............................................     76,763,000                 55,920,000

         Less Unearned Discount......................       1,156,000                    774,000
                                                           ----------                 ----------
         Total........................................    $75,607,000                $55,146,000
                                                           ==========                 ==========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Unaudited with Respect to the Nine Month Periods Ended
                          September 30, 1996 and 1995)


(NOTE 4) - Mortgages Receivable: (continued)
--------------------------------------------

Interest rates on mortgages range from 6% to 16%. Certain mortgages have been discounted utilizing rates ranging from 12% to 18%.

During 1996 and 1995 certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Maturities of mortgages receivable during the next five years are summarized as follows:

  Year Ending December 31,
  ------------------------
       1996........................................................$ 3,607,000
       1997........................................................ 21,067,000
       1998.......................................................   9,248,000
       1999........................................................ 13,560,000
       2000.......................................................   2,839,000
       Thereafter until 2015....................................... 26,442,000
                                                                    ----------
       Total.......................................................$76,763,000
                                                                   ===========

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.

(NOTE 5) - Mortgage Payable
---------------------------

The mortgage payable relates to the Company's wraparound mortgage receivable, bears interest at 8.5% and is self liquidating.

(NOTE 6) - Related Party Transactions:
--------------------------------------

During 1995, affiliates sold to unrelated third parties, properties subject to mortgages held by the Company. In connection with those sales, the Company's mortgages in the original aggregate amount of $6,958,000, were refinanced and the Company received new first mortgages totaling $9,670,000.

Other income includes $7,000 and $37,000 from affiliates for the nine months ended September 30, 1996 and 1995, respectively.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Unaudited with Respect to the Nine Month Periods Ended
                          September 30, 1996 and 1995)

(NOTE 6) - Related Party Transactions: (continued)
--------------------------------------------------

The Company utilizes personnel and other facilities of affiliated entities and is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages, and distributing debenture interest checks. Such fees amounted to $204,000 and $258,000 for the nine months ended September 30, 1996 and 1995, respectively. Management believes these service fees are reasonable.

(NOTE 7) - Commitments:
-----------------------

     (a) Office lease:
         -------------

The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rent the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent.

Future minimum annual rents under the lease are as follows:

  Year Ending December 31
  -----------------------

       1996 (from 10/1/96).................................    $  38,083
       1997.................................................     157,976
       1998.................................................     174,902
       1999.................................................     174,902
       2000.................................................     179,133
       Thereafter..........................................      719,355
                                                              ----------
       Total................................................  $1,444,351
                                                              ==========

The Company shares this space with affiliates, who pay the company 50% of the rent.

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

                        INTERVEST CORPORATION OF NEW YORK

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Unaudited with Respect to the Nine Month Periods Ended
                          September 30, 1996 and 1995)


(NOTE 8) - Income Taxes  (continued)
-----------------------

The provision for income taxes consists of the following components:
                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                    -------------
                                                                           1996                    1995
                                                                           ----                    ----
      Current taxes:
           Federal...................................................    $241,000                 $149,000
           State and local............................................    160,000                  106,000

      Deferred taxes:
           Federal..................................................       19,000                   25,000
           State and local..........................................       13,000                   17,000
                                                                          -------                  -------
           Total tax provision.......................................    $433,000                 $297,000
                                                                          =======                  =======

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                                               September 30, 1996           December 31, 1995
                                                               ------------------           -----------------
         Debenture underwriting commissions......................    $22,000                      $32,000
         Deferred fees..........................................      61,000                       68,000
         Discount on mortgages receivable......................      (64,000)                     (49,000)
                                                                     --------                     --------
              Total.............................................     $19,000                      $51,000
                                                                      ======                       ======

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                              1996                 1995
                                                                              ----                 ----

      Tax computed based upon the statutory federal tax rate............    $325,000             $222,000

      State and local income tax, net of federal income tax benefit.......   116,000               82,000

      Non-taxable income ...................................................  (8,000)              (7,000)
                                                                              -------              -------

      Total.................................................................$433,000             $297,000
                                                                             =======              =======

(Note 9) - Subsequent Event

A registration statement for the sale of a $6,000,000 of Floating Rate Redeemable Subordinated Debentures was filed with Securities and Exchange Commission on September 5, 1996, and was declared effective on October 15, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations
--------------------------------------------------------------------------------
Liquidity and Capital Resources:

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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholder's equity at September 30, 1996 was $9,901,000, compared with $9,378,000 at December 31, 1995. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Three Months Ended September 30, 1996 and 1995

For the three months ended September 30, 1996 interest income was $2,591,000 as compared to $2,013,000 for the same period a year ago. The increase of $578,000 resulted mainly from an increase in mortgages receivable.

Interest expense for the 1996 period was $1,827,000 as compared to $1,634,000 for the 1995 period. The increase of $193,000 resulted mainly from an increase in long-term obligations, offset in part by a decrease in interest rates during the 1996 period.

The provision for income taxes are $217,000 and $51,000 for three months ended September 30, 1996 and 1995, respectively. These provisions represent 45% and 43% of pretax income for each period.

Nine Months Ended September 30, 1996 and 1995

For the nine months ended September 30, 1996 interest income was $6,962,000 as compared to $5,917,000 for the same period a year ago. The increase of $1,045,000 resulted mainly from an increase in mortgages receivable.

Interest expense for the 1996 period was $5,157,000 as compared to $4,525,000 for the 1995 period. The increase of $632,000 resulted mainly from an increase in long-term obligations, offset in part by a decrease in interest rates during the 1996 period.

General and administrative expenses for the 1996 period was $548,000 as compared to $477,000 for 1995. The increase of $71,000 resulted mainly from the payment of an officer's salary and the increased advertising expenses, offset in part by a decrease in placement fees for mortgages receivable.

The provision for income taxes are $433,000 and $297,000 for nine months ended September 30, 1996 and 1995, respectively. These provisions represent 45% and 46% of pretax income for each period.

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

At September 30, 1996, 58% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Florida, Georgia, New Jersey, upstate New York, Pennsylvania and Virginia.

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

Current Loan Status:

At September 30, 1996, the Company had 53 real estate mortgage loans in its portfolio, totaling $76,763,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 16% per annum. Certain mortgages have been discounted utilizing rates between 12% and 18% per annum.

Certain  information  concerning  the Company's  mortgage  loans  outstanding at
September 30, 1996 is set forth below:
                                                            Carrying
                                                           Amount of
                                                            Mortgage                                   No. of
                                                              Loans               Prior Liens           Loans
                                                              -----               -----------           -----

      First Mortgage Loans................................  $67,275,000          $  - 0 -                 45
      Junior Mortgages....................................    8,010,000           21,617,000               7
      Wraparound Mortgages................................      322,000                2,000               1
                                                             ----------           ----------              --

      ..................................................... $75,607,000          $21,619,000              53
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

                  None


Item 3.       Defaults Upon Senior Securities

                  None


Item 4.       Submission of Matters to a Vote of Security Holders

                  None


Item 5.       Other Information

                  None


Item 6.       Exhibits and Reports on Form 8K

              Reports on Form 8K

                  None

              Exhibits - The following exhibit is filed herewith

              Exhibit 27 - Financial Data Schedule

                                   SIGNATURES





PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                INTERVEST CORPORATION OF NEW YORK
                                (Registrant)



Dated: October 30, 1996         /S/ Lowell S. Dansker
                                ---------------------
                                Lowell S. Dansker, President
                                (Principal Executive Officer), Treasurer
                                (Principal Financial Officer and
                                Principal Accounting Officer) and Director





Dated: October 30, 1996         /S/ Lawrence G. Bergman
                                -----------------------
                                Lawrence G. Bergman, Vice President, Secretary
                                and Director