Form 10-K/A
period 1995-03-23
INTERVEST CORPORATION OF NEW YORK
filed 1997-03-31
CIK 835955

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
---
      OF 1934
For the fiscal year ended December 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ...................  to  ..................

                                                          Commission File Number
                                                                 33-22976-NY
                                                          ----------------------

                        INTERVEST CORPORATION OF NEW YORK
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New York                                             13-3415815
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


          10 Rockefeller Plaza, New York, New York               10020-1903
--------------------------------------------------------------------------------
             (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code       (212) 757-7300
                                                   -----------------------------


           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                ----------------
                                (Title of Class)


           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES (X)     NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation SK is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K (X) .

As of February 29, 1997 there were 31.84 shares of the Registrant's common stock outstanding.

                                TABLE OF CONTENTS



                                     PART I

                                                                                                                      Pages

Item  1           Description of Business                                                                                 3
Item  2           Properties                                                                                              7
Item  3           Legal Proceedings                                                                                       7
Item  4           Submission of Matters to a Vote of Security Holders                                                     7



                                     PART II


Item  5           Market for the Registrant's Shares and Related Stockholder Matters                                      8
Item  6           Selected Financial Data                                                                                 9
Item  7           Management's Discussion and Analysis of Financial Condition and Results of                             10
                     Operations
Item  8           Financial Statements and Supplementary Data                                                            13
Item  9           Changes in and Disagreements with Accountants on Accounting and Financial                              28
                     Disclosure



                                    PART III


Item 10           Directors and Executive Officers of the Registrant                                                     28
Item 11           Executive Compensation                                                                                 29
Item 12           Security Ownership of Certain Beneficial Owners and Management                                         29
Item 13           Certain Relationships and Related Transactions                                                         30



                                     PART IV


Item 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        30

SIGNATURES                                                                                                               33





                  Supplemental Information to be Furnished with Reports Filed Pursuant to Section                        34
                     15(d) of the Act.




                                     PART I



Item  1.   Description of Business

Intervest Corporation of New York (the "Company") was formed in April 1987 by Lowell S. Dansker, Lawrence G. Bergman and Helene D. Bergman for the purpose of engaging in the real estate business, including the acquisition and purchase of real estate mortgage loans.

The principal offices of the Company are located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020-1903, and its telephone number is 212-757-7300. The Company presently has no employees; and only one of its officers serves with compensation. It presently owns mortgages on real estate, and intends to acquire and originate additional mortgages on real estate. The Company may in the future engage in any aspect of the real estate and mortgage finance business.

The Company also has two wholly-owned subsidiaries.

Present Business

The Company owns a portfolio of mortgages on improved real property. The aggregate outstanding principal balance at December 31, 1996 due on such mortgages is approximately $70,601,000 ($69,699,000 after adjusting for a discount of $902,000). The company has in the past and may in the future own "wraparound mortgages" under which the principal amount of and debt service on one or more senior mortgages is included within the principal amount of and debt service on the wraparound mortgage. The holder of the wraparound mortgage is required to pay the obligations due under such senior mortgages from the payments which it receives on the wraparound mortgage.

For financial statement reporting purposes, all mortgages contributed or sold to the Company by affiliates have been recorded at the historical cost of the affiliate. The historical cost of the mortgage loans which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

Five mortgages owned by the Company are senior mortgages on net leased, free standing commercial properties, thirty-five are senior mortgages on multifamily residential apartment buildings, six are junior mortgages on multifamily residential apartment buildings, one is a senior mortgage on land, two are senior mortgages on office buildings and three are participations in first mortgages on commercial properties. Five of the properties are commercial properties which are located in various states, and each is leased by the respective owner to a single commercial tenant under a long term net lease.

Thirty-one of the residential properties are located in New York City, four are located in suburbs of New York City, five are located in the State of New Jersey and one is located in the State of Pennsylvania. One of the Company's mortgages is a blanket mortgage covering several residential properties located in Philadelphia, Pennsylvania. Three of the residential properties are owned by cooperative corporations (a form of owner-occupied apartment ownership in New York City). Thirty-eight of the residential properties are rental properties, nine of which have commercial space (stores) on the ground floor. Thirty-two of the Company's mortgages on these properties are first mortgages, and six are junior mortgages. Three of the mortgages are participations in first mortgages on commercial properties in Florida. One of the mortgages is a first mortgage on land located in the State of Florida.

Future Business Operations

The Company plans to engage in the real estate business, including the acquisition and origination of additional mortgages in the future. Such additional mortgages may be purchased from affiliates of the Company or from unaffiliated parties. It is anticipated that such mortgages will be acquired or originated using the proceeds of offerings of the Company's debt securities and/or internally generated funds.

The Company intends to continue to originate new mortgages, to acquire existing mortgages, and to acquire equity interests in real property. In originating new mortgages, the Company intends to act as a lender of money to owners of equity interests in real property. The Company acquired certain existing mortgages from mortgagees after it commenced business and intends to acquire additional existing mortgages from mortgagees in the future. The Company does not presently own any equity interests in real property nor has it acquired such an equity interest in real property since the date it commenced business. However, the Company may purchase equity interests in real property in the future or it may acquire such an equity interest pursuant to a foreclosure upon a mortgage held by it.

The Company's mortgage loans may include: (i) first mortgage loans; (ii) junior mortgage loans; and (iii) wraparound mortgage loans.

The Company's mortgage loans will generally be secured by income-producing properties. In determining whether to make mortgage loans, the Company will analyze relevant real property and financial factors which may in certain cases include such factors as the condition and use of the subject property, its income-producing capacity and the quality, experience and creditworthiness of the owner of the property. The Company's mortgage loans will generally not be personal obligations of the borrower and will not be insured or guaranteed by governmental agencies or otherwise. The Company may make both long- and short-term mortgage loans. The Company anticipates that generally its mortgage loans will provide for balloon payments due at the time of their maturity.

With respect to the acquisition of equity interests in real estate, the Company may acquire and retain title to properties or, may, directly or through a subsidiary, retain an interest in a partnership formed to acquire and hold title to real property.

While no such transactions are presently pending, the Company would, in appropriate circumstances, consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities.

Real Estate Investment Policies

While the Company has not previously made acquisitions of real property or managed income-producing property, its management has had substantial experience in the acquisition and management of properties and, in particular, multifamily residential properties. The executive officers of the Company have been actively involved in such activities for many years. (See "Item 10").

Real property that may be acquired will be selected by management of the Company. The Board of Directors of the Company has not adopted any formal policies regarding the percentage of the Company's assets that may be invested in any single property, or in any type of property, or regarding the geographic location of properties that may be acquired. No vote of any securities holders of the Company is necessary for any investment in real estate.

The Company anticipates that any equity interests it may acquire will be in commercial, income-producing properties, primarily multifamily residential properties located in the New York metropolitan area. The acquisition of real estate may be financed in reliance upon working capital, mortgage financing or a combination of both. It is anticipated that properties selected for acquisition would have potential for appreciation in value. While such properties would typically generate cash flow from rentals, it is anticipated that income from properties will generally be reinvested in capital improvements to the properties.

While the Company would maintain close supervision over any properties that it may own, independent managing agents may be engaged when deemed appropriate by management. All such properties would, as a matter of policy, be covered by property insurance in amounts deemed adequate in the opinion of management.


Mortgage Investment Policy

Future investments in mortgages will be selected by management of the Company. The Board of Directors of the Company has not adopted any formal policy regarding the percentage of the Company's assets which may be invested in any single mortgage, or in any type of mortgage investment, or regarding the geographic location of properties on which the mortgages owned by the Company are liens. However, it is the present intention of the management of the Company to maintain the diversification of the portfolio of mortgages owned by the Company. No vote of any security holders of the Company is necessary for any investment in a mortgage.

The Company anticipates that it will acquire or originate senior and junior mortgages, primarily on multifamily residential properties located in the New York metropolitan area. The Company anticipates that the amount of each mortgage it may acquire in the future will not exceed 85% of the fair market value of the property securing such mortgage. Such mortgages generally will not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured in any way. The Company requires that all mortgaged properties be covered by property insurance in amounts deemed adequate in the opinion of management. The Company also acquires or originates mortgages which are liens on other types of properties, including commercial and office properties, and may resell mortgages.

Temporary Investment by Affiliates on Behalf of the Company

An affiliate of the Company may make a mortgage loan or purchase a mortgage in its own name and temporarily hold such investment for the purpose of facilitating the making of an investment of the Company, provided that any such investment is acquired by the Company at a cost no greater than the cost of such investment to the affiliate plus carrying costs and provided there is no other benefit to the affiliate arising out of such transaction.

Certain Characteristics of the Company's Mortgage Investments

Mortgages typically provide for periodic payments of interest and, in some cases, principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgages owned by the Company provide for balloon payments at maturity, which means that a substantial part or all of the original principal of the mortgage is due in one lump sum payment at maturity. The property on which the mortgage is a lien provides the security for the mortgage. If the net revenue from the property is not sufficient to make all debt service payments due on mortgages on the property, or if at maturity or the due date of any balloon payment the owner of the property fails to raise the funds to make the payment (by refinancing, sale or otherwise), the Company could sustain a loss on its investment in the mortgage. To the extent that the aggregate net revenues from the Company's mortgage investments are insufficient to provide funds equal to the payments due under the Company's debt obligations, then the Company would be required to utilize its working capital for such purposes or otherwise obtain the necessary funds from outside sources. No assurance can be given that such funds would be available to the Company.

With respect to any wraparound mortgages which may be originated by the Company in the future, such wraparound mortgages are generally negotiated and structured on an individual, case by case basis, and may be structured to include any or all of the following provisions:

      (i) The Company may lend money to a real property owner who would be obligated to repay the senior underlying mortgage debt as well as the new wraparound indebtedness owed to the Company.

      (ii) The Company may legally assume the obligation to make the payments due on the senior underlying mortgage debt.

      (iii)   The real property  owner-debtor  may agree to make payments to the

              Company in satisfaction of both the senior underlying mortgage debt and the new wraparound indebtedness owed to the Company.


      (iv)    The Company may receive a mortgage on the real  property to secure
              repayment  of  the  total  amount  of   indebtedness   (wraparound
              indebtedness and the senior underlying mortgage indebtedness).

      The mortgages owned by the Company that are junior mortgages are subordinate in right of payment to senior mortgages on the various properties. In all cases, in the opinion of management, the current value of the underlying property collateralizing the mortgage loan is in excess of the stated amount of the mortgage loan. Therefore, in the opinion of management of the Company, each property on which a mortgage owned by the Company is a lien constitutes adequate collateral for the related mortgage loan. Accordingly, in the event the owner of a property fails to make required debt service payments, management believes that, based upon current value, upon a foreclosure of the mortgage and sale of the property, the Company would recover its entire investment. However, there can be no assurance that the current value of the underlying property will be maintained.

Loan Loss Experience

For financial reporting purposes, the Company considers a loan as delinquent or non-performing when it is contractually past due 90 days or more as to principal or interest payments. To date, the Company has only experienced a single default or delinquency in its mortgage portfolio. It is pursuing foreclosure proceedings with respect to a single mortgage, the principal balance of which is $1,583,700. The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. Since the Company has experienced only a single default or delinquency, no allowance for loan losses is presently maintained.

Tax Accounting Treatment of Payments Received on Mortgages

The Company derives substantially all of its cash flow from debt service payments which it receives on mortgages owned by it. The tax accounting treatment of such debt service payments, as income or return of capital, depends on the particular mortgage. In the case of mortgages which pay interest only, the entire debt service payment prior to maturity received by the Company is treated as income and the repayment of principal is generally considered a return of capital. In the case of mortgages which include amortization of principal in the debt service payment received by the Company, the amount representing amortization of principal is generally treated as a return of capital for tax accounting purposes. However, the Company will report $199,000 of additional taxable income upon the collection of $875,000 of principal applicable to five mortgages due to deferrals of taxable income in connection with prior real estate transactions.

Financial Accounting Treatment of Payments Received on Mortgages

For financial reporting purposes, the Company's basis in mortgages originated in connection with real estate sale transactions is less than the face amount outstanding. This difference is attributable to discounts recorded by the Company to reflect a market rate of interest at the date the loans were originated. These discounts will be amortized over the lives of the mortgages.

Effect of Government Regulation

Investment in mortgages on real properties presently may be impacted by government regulation in several ways. Residential properties may be subject to rent control and rent stabilization laws. As a consequence, the owner of the property may be restricted in its ability to raise the rents on apartments. If real estate taxes, fuel costs and maintenance of and repairs to the property were to increase substantially, and such increases are not offset by increases in rental income, the ability of the owner of the property to make the payments due on the mortgage as and when they are due might be adversely affected.

Laws and regulations relating to asbestos have been adopted in many jurisdictions, including New York City, which require that whenever any work is undertaken in a property in an area in which asbestos is present, the asbestos must be removed or encapsulated in accordance with such applicable local and federal laws and regulations. The cost of asbestos removal or encapsulation may be substantial, and if there were not sufficient cash flow from the property, after debt service on mortgages, to fund the required work, and the owner of the property fails to fund such work from other sources, the value of the property could be adversely affected, with consequent impairment of the security for the mortgage.

Laws regulating the storage, disposal and clean up of hazardous or toxic substances at real property have been adopted at the federal, state and local levels. Such laws may impose a lien on the real property superior to any mortgages on the property. In the event such a lien were imposed on any property which serves as security for a mortgage owned by the Company, the security for such mortgage could be impaired.

Indemnification

Pursuant to the bylaws of the Company, the Company is obligated to indemnify officers and directors of the Company against judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees, actually and necessarily incurred by such officers or directors as a result of any action or proceeding, or any appeal therein, to the extent such indemnification is permitted under the laws of the State of New York (in which the Company is incorporated). Insofar as indemnification for liabilities under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Item  2.  Properties

None.

Item  3.  Legal Proceedings

Except with respect to foreclosure proceedings related to one of its mortgages, the Company is not engaged in any litigation, nor does it presently know of any threatened or pending litigation in which it is contemplated that the Company will be made a party.

Item  4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item  5.  Market for the Registrant's Shares and Related Stockholder Matters

There is no established trading market for the Company's shares of common stock. As of February 29, 1997, there were four recordholders of the Company's shares of common stock. In the two most recent fiscal years, no cash dividends were declared or paid with respect to the Company's common stock.



Item 6.  Selected Financial Data

Income Statement Data
                                                                              Year Ended December 31,
                                                                              -----------------------

                                              1996              1995             1994              1993             1992
                                           ----------       -----------      -----------       -----------      --------
Revenue
   Interest income..............          $ 9,497,000       $ 7,984,000      $ 6,368,000       $ 4,337,000      $ 3,345,000
   Other income                               372,000           332,000          283,000           802,000          735,000
   Gain on early repayment of
      discounted mortgage receivable          282,000            82,000           17,000            18,000           20,000
                                          -----------       -----------      -----------       -----------      -----------

                                          $10,151,000        $8,398,000       $6,668,000        $5,157,000       $4,100,000
                                          -----------        ----------       ----------        ----------       ----------


Expenses
   Interest.........................       $7,053,000        $6,227,000       $4,591,000        $3,415,000       $2,904,000
   General and administrative                 948,000           657,000          483,000           188,000          194,000
   Amortization of deferred
      bond offering costs.......              869,000           748,000          655,000           529,000          460,000
                                           ----------        ----------       ----------        ----------       ----------

                                           $8,870,000        $7,632,000       $5,729,000        $4,132,000       $3,558,000
                                           ----------        ----------       ----------        ----------       ----------


Income Before Income Taxes                 $1,281,000        $  766,000       $  939,000        $1,025,000       $  542,000
Provision for Income Taxes                    584,000           324,000          403,000           480,000          229,000
                                          -----------        ----------       ----------        ----------       ----------
Net Income......................          $   697,000        $  442,000       $  536,000        $  545,000       $  313,000
                                          ===========        ==========       ==========        ==========       ==========

Ratio of Earnings to Fixed
   Charges (1)...................              1.2                1.1              1.2               1.3              1.2
   -----------

(1) The actual ratio of earnings to fixed charges has been computed by dividing earnings (before state and federal taxes and fixed charges) by fixed charges. Fixed charges consist of interest incurred during the period and amortization of deferred debenture offering costs.


Balance Sheet Data

                                                                                    December 31
                                                                                    -----------
                                             1996             1995               1994            1993             1992
                                         ------------     -------------     --------------  --------------    --------

Mortgages receivable..........            $69,699,000       $55,146,000      $56,666,000       $41,521,000      $32,493,000
Total assets......................         92,223,000        77,579,000       64,745,000        54,650,000       45,140,000
Long term obligations.........             79,006,000        66,850,000       54,427,000        45,239,000       36,584,000
Stockholders' equity...........            10,075,000         9,378,000        8,936,000         8,400,000        7,855,000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

The Company is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. The Company's current investment policy emphasizes the investment in mortgage loans on income producing properties. The majority of the Company's loans are expected to mature within approximately five years.

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholders' equity at December 31, 1996 was $10,075,000. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Year Ended December 31, 1996 and 1995

Interest Income for 1996 was $9,497,000 as compared to $7,984,000 for 1995. The increase of $1,513,000 resulted mainly from an increase in mortgages receivable, offset in part by a decrease in interest rates subsequent to July 1995. Interest paid by the Company on its debentures, as well as the interest earned on many of its mortgages, is keyed to the prime rate, which was 8 1/2% at December 31, 1995, and decreased to 8 1/4% on February 1, 1996.

Interest expense for the 1996 period was $7,053,000 as compared to $6,227,000 for the 1995 period. The increase of $826,000 resulted mainly from an increase in long term obligations, offset in part by a decrease in interest rates subsequent to July 1995.

General and administrative expenses for 1996 was $948,000 as compared to $657,000 for 1995. The increase of $291,000 resulted mainly from the payment of an officer's salary and increased advertising expenses.

The provision for income taxes are $584,000 and $324,000 for 1996 and 1995, respectively. These provisions represent 46% and 42% of pretax income for each period.

Year Ended December 31, 1995 and 1994

Interest income for 1995 was $7,984,000 as compared to $6,368,000 for 1994. The increase of $1,616,000 resulted mainly from a higher level of mortgages receivable, together with an increase in interest rates in 1995. Mortgages receivable were: $56,666,000 at December 31, 1994, $59,612,000 at March 31,
1995,  $59,457,000  at June 30,  1995,  $56,145,000  at  September  30, 1995 and
$55,146,000 at December 31, 1995. Interest paid by the Company on its debentures as well as the interest earned on many of its mortgages, is keyed to the prime rate, which varied from time to time during 1995, from 8 1/2% at December 31, 1994 to a high of 9% and then returning to 8 1/2% at December 31, 1995.

Interest expense for the 1995 period was $6,227,000 as compared to $4,591,000 for the 1994 period. The increase of $1,636,000 resulted mainly from an increase in long term obligations from $54,427,000 at December 31, 1994 to $66,850,000 at December 31, 1995 and an increase in interest rates in 1995.

General and administrative expenses for 1995 was $657,000 as compared to $483,000 for 1994. The increase of $174,000 resulted mainly from an increase in payroll and office rental expenses.

The provision for income taxes decreased from $403,000 in 1994 to $324,000 in 1995. These provisions represent 43% and 42% of pretax income for each period.

Since the Company intends to continue to expand its asset base, including its mortgage portfolio, it is anticipated that its interest income will continue to grow. To the extent that such growth is funded in reliance upon long-term obligations, interest expense will likewise increase. The size of any such increase will, of course, depend upon the principal amounts of the additional assets or liabilities, as well as interest rates.

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

The Company's mortgages are generally acquired or originated for investment and not for resale in the secondary market, and it is, in general, the Company's intention to hold such mortgages to maturity. The Company's mortgage loans generally do not meet the criteria set forth by relevant federal agencies, and as a result are not readily marketable in the secondary market.

Impact of Inflation:
The Company may lend at fixed interest rates that exceed the rates applicable, from time to time, to the Debentures payable by the Company. Under such circumstances inflation has not had a material effect on the Company's continuing operations. Should inflation result in rising interest rates, the Company would have to devote a higher percentage of the interest payments it receives from its fixed rate mortgages to meet the interest payments due on the Debentures. The extent to which the Company may be required to allocate the interest payments it receives to the payment of the interest due on the Debentures as a result of increasing interest rates is limited because the interest payable on both principal and accrued interest on the Debentures may not exceed a certain maximum percent per annum. Should the Company be required to pay the maximum interest payable on the Debentures, the Company may be required to use its working capital for purposes of interest payments.

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

At December 31, 1996, 60% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Florida, Georgia, New Jersey, upstate New York, Pennsylvania and Virginia.

Certain of the Company's real estate mortgage loans bear interest at a fixed rate. The balance of such loans bear interest at fluctuating rates. As of December 31, 1996, approximately 35% of the Company's mortgage portfolio was comprised of fixed rate mortgages. Interest on the loans is usually payable monthly.

At December 31, 1996, the Company's portfolio consisted of 52 real estate mortgage loans totaling $70,601,000 in the aggregate face principal amount ($69,699,000 in carrying amount for financial reporting purposes, the difference representing unearned discounts). Of the principal amount of real estate loans outstanding at December 31, 1996, 89% represent first mortgage loans and 11% represent junior mortgage loans.

The Company may also, from time to time, acquire interests in real property, including fee interests.

Investment Policy-Operations:

The  Company's  current  investment  policy  related  to  mortgages   emphasizes
investments in real estate mortgages secured by income producing real property, located primarily in the greater New York metropolitan area.

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

The Company's current investment policy related to real estate acquisitions emphasizes investments in income-producing properties located primarily in the New York metropolitan area.

Current Loan Status:

At December 31, 1996, the Company had 52 real estate loans in its portfolio, totaling $70,601,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 24% per annum. Certain mortgages have been discounted utilizing rates between 12% and 18% per annum.

Certain information concerning the Company's mortgage loans outstanding at December 31, 1996 is set forth below:

                                                                    Carrying
                                                                   Amount of                                  No. of
                                                                     Mortgage            Prior Liens           Loans
                                                                     --------            -----------           -----

      First Mortgage Loans................................         $62,013,000            $         0           46
      Junior Mortgages.....................................          7,686,000             20,983,000            6
                                                                   -----------            -----------           --

                                                                   $69,699,000            $20,983,000           52
                                                                   ===========            ===========           ==


The historical cost of the mortgage loans which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

Competition:

The Company competes for acceptable investments with real estate investment trusts, commercial banks, insurance companies, savings and loan associations, pension funds and mortgage banking firms, many of which have greater resources with which to compete for desirable mortgage loans.

Item  8.  Financial Statements and Supplementary Data                                                                 Pages

Report of Independent Auditors -- 1996 and 1995....................................................................      14

Consolidated Balance Sheets as of December 31, 1996 and 1995.......................................................      15

Consolidated Statements of Operations and Retained Earnings
      for the Years Ended December 31, 1996, 1995 and 1994.........................................................      16

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.........................      17

Notes to Financial Statements......................................................................................      18

Schedule IV -- Mortgage Loans on Real Estate -- December 31, 1996..................................................      25





Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Intervest Corporation of New York
New York, New York


        We have audited the accompanying consolidated balance sheets of Intervest Corporation of New York and subsidiaries as at December 31, 1996 and December 31, 1995, and the related consolidated statements of operations and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1996 and Schedule IV. These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Intervest Corporation of New York and subsidiaries at December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedule referred to above presents fairly, in all material respects, the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.



Richard A. Eisner & Company, LLP

New York, New York
January 22, 1997

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                                    December 31,
                                                                                                    ------------
                              A S S E T S                                                        1996         1995
                            -------------                                                        ----         ----


Cash and cash equivalents . . . . . . . . . . . . . . . . .                                  $16,911,000   $17,670,000
Mortgages receivable, including due from affiliates of
   $6,250,000 in 1996 and 1995 (Notes 2, 4 and 5) . . . . .                                   69,699,000    55,146,000
Deferred debenture offering costs, net of accumulated
   amortization of $2,262,000 and $2,343,000 (Note 2) . . .                                    4,475,000     3,865,000
Other assets (Note 7) . . . . . . . . . . . . . . . . . . .                                    1,138,000       898,000
                                                                                             -----------   -----------


          T O T A L . . . . . . . . . . . . . . . . . . . .                                  $92,223,000   $77,579,000
                                                                                             ===========   ===========


                                  L I A B I L I T I E S

Accounts payable and accrued expenses . . . . . . . . . . .                                  $   406,000   $    64,000
Mortgage escrow deposits  . . . . . . . . . . . . . . . . .                                    2,356,000     1,021,000
Mortgage payable  . . . . . . . . . . . . . . . . . . . . .                                                     18,000
Subordinated debentures payable (Note 3)  . . . . . . . . .                                   75,500,000    64,700,000
Debenture interest payable at maturity (Note 3) . . . . . .                                    3,506,000     2,132,000
Deferred mortgage interest and fees . . . . . . . . . . . .                                      380,000       266,000
                                                                                             -----------   -----------

          Total liabilities . . . . . . . . . . . . . . . .                                   82,148,000    68,201,000
                                                                                             -----------   -----------


Commitments and other matters (Note 6)


                                   STOCKHOLDERS' EQUITY

Common stock, no par value; authorized 200 shares; issued
   and outstanding 32 shares  . . . . . . . . . . . . . . .                                    2,000,000     2,000,000
Additional paid-in capital  . . . . . . . . . . . . . . . .                                    3,509,000     3,509,000
Retained earnings . . . . . . . . . . . . . . . . . . . . .                                    4,566,000     3,869,000
                                                                                             -----------   -----------

          Total stockholders' equity  . . . . . . . . . . .                                   10,075,000     9,378,000
                                                                                             -----------   -----------


          T O T A L . . . . . . . . . . . . . . . . . . . .                                  $92,223,000   $77,579,000
                                                                                             ===========   ===========







                             See notes to financial
                                  statements.

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS




                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                               1996          1995        1994
                                                                               ----          ----        ----
Revenue:
   Interest income:
     Affiliates  . . . . . . . . . . . . . . .                            $   693,000   $   985,000   $ 1,262,000
     Others  . . . . . . . . . . . . . . . . .                              8,804,000     6,999,000     5,106,000
                                                                          -----------   -----------   -----------

          T o t a l  . . . . . . . . . . . . .                              9,497,000     7,984,000     6,368,000

   Other income (Note 5) . . . . . . . . . . .                                372,000       332,000       283,000
   Gain on early repayment of discounted
     mortgages receivable (Note 4) . . . . . .                                282,000        82,000        17,000
                                                                          -----------   -----------   -----------

                                                                           10,151,000     8,398,000     6,668,000
                                                                          -----------   -----------   -----------

Expenses:
   Interest  . . . . . . . . . . . . . . . . .                              7,053,000     6,227,000     4,591,000
   General and administrative (Note 5) . . . .                                948,000       657,000       483,000
   Amortization of deferred debenture
     offering costs (Note 2) . . . . . . . . .                                869,000       748,000       655,000
                                                                          -----------   -----------   -----------

                                                                            8,870,000     7,632,000     5,729,000
                                                                          -----------   -----------   -----------

Income before income taxes . . . . . . . . . .                              1,281,000       766,000       939,000

Provision for income taxes (Note 7)  . . . . .                                584,000       324,000       403,000
                                                                          -----------   -----------   -----------


NET INCOME . . . . . . . . . . . . . . . . . .                                697,000       442,000       536,000


Retained earnings - beginning of year  . . . .                              3,869,000     3,427,000     2,891,000
                                                                          -----------   -----------   -----------



RETAINED EARNINGS - END OF YEAR  . . . . . . .                            $ 4,566,000   $ 3,869,000   $ 3,427,000
                                                                          ===========   ===========   ===========





                             See notes to financial
                                  statements.

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Year Ended December 31,
                                                       ------------------------
                                                  1996            1995           1994
                                                 ------          ------         -----
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . .   $    697,000    $    442,000    $    536,000
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Amortization of discount on
         mortgages receivable . . . . . .       (421,000)       (255,000)       (210,000)
       Amortization of deferred debenture
         offering costs . . . . . . . . .        869,000         748,000         655,000
       Amortization of premium on
         municipal bonds  . . . . . . . .                                         13,000
       Gain on early repayment of
         discounted mortgages . . . . . .       (282,000)        (82,000)        (17,000)
       Changes in operating assets and
         liabilities:
           (Increase) in other assets . .       (240,000)       (109,000)       (167,000)
           Increase (decrease) in
             accounts payable and accrued
             expenses . . . . . . . . . .        342,000           4,000        (171,000)
           Increase in mortgage escrow
             deposits . . . . . . . . . .      1,335,000          11,000         544,000
           Increase (decrease) in
             debenture interest payable
             at maturity  . . . . . . . .      1,374,000      (1,356,000)      1,004,000
           Increase (decrease) in
             deferred mortgage
             interest and fees  . . . . .        114,000         (46,000)         (2,000)
                                            ------------    ------------    ------------
             Net cash provided by (used
               in) operating activities .      3,788,000        (643,000)      2,185,000
                                            ------------    ------------    ------------

Cash flows from investing activities:
   Collection of mortgages receivable . .     20,924,000      18,981,000       3,762,000
   Mortgages receivable acquired:
     Properties owned by affiliates . . .                                     (2,500,000)
     Properties owned by others . . . . .    (34,774,000)    (17,124,000)    (16,180,000)
   Collection of loans to stockholders  .                                      3,500,000
   Principal payments of mortgages
     payable  . . . . . . . . . . . . . .        (18,000)        (21,000)        (16,000)
   Redemption of governmental obligations                        985,000       2,655,000
   Purchase of governmental obligations .                                       (985,000)
                                            ------------    ------------    ------------
             Net cash (used in) provided
               by investing activities  .    (13,868,000)      2,821,000      (9,764,000)
                                            ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from subordinated debenture
     offerings  . . . . . . . . . . . . .     17,000,000      20,000,000      10,000,000
   Payment of debenture offering costs  .     (1,479,000)     (1,784,000)       (946,000)
   Redemption of subordinated debentures      (6,200,000)     (6,200,000)     (1,800,000)
                                            ------------    ------------    ------------
             Net cash provided by
               financing activities . . .      9,321,000      12,016,000       7,254,000
                                            ------------    ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS . . . . . . . . . . . . .       (759,000)     14,194,000        (325,000)

Cash and cash equivalents at beginning of
   year . . . . . . . . . . . . . . . . .     17,670,000       3,476,000       3,801,000
                                            ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR    $ 16,911,000    $ 17,670,000    $  3,476,000
                                            ============    ============    ============



                             See notes to financial
                                  statements.

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1) - The Company:

        Intervest  Corporation of New York (the  "Company") was formed by Lowell
S. Dansker, Lawrence G. Bergman and Helene D. Bergman for the purpose of engaging in the real estate business, including the acquisition and purchase of real estate mortgage loans.


(NOTE 2) - Significant Accounting Policies:

        [a]     Consolidation policy:

                The   financial   statements   include   the   accounts  of  all
subsidiaries. Material intercompany items are eliminated in consolidation.

        [b]     Unearned discount:

                Unearned discount is amortized over the life of the related receivables using the constant interest method.

        [c]     Allowance for possible losses:

                Mortgages receivable are valued at the lower of cost or net realizable value on an individual basis. The Company will recognize an impairment loss if it determines that the net realizable value of the mortgage receivable is below cost. This determination is made based upon the mortgagor's continuing compliance with the terms of the mortgage and management's ability to assess the operation of the underlying properties and the rental housing market where such properties are located. For financial reporting purposes mortgages are deemed to be delinquent when payment of either principal or interest is more than 90 days past due.

        [d]  Deferred debenture offering costs:

                Costs relating to offerings of debentures are amortized over the terms of the debentures based on serial maturities. Deferred debenture offering costs consist primarily of underwriters' commissions.

        [e]  Statement of cash flows:

                For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

                            Year Ended
                           December 31,               Interest    Income Taxes
                           ------------               --------    ------------

                               1996 . . . . . . . .  $5,679,000     $196,000
                               1995 . . . . . . . .   7,584,000      331,000
                               1994 . . . . . . . .   3,586,000      318,000

        [f]  Estimated fair value of financial instruments:

                The Company considers the carrying amounts presented for mortgages receivable and subordinated debentures payable on the consolidated balance sheets to be reasonable approximations of fair value. The Company's variable or floating interest rates on large portions of its receivables and payables approximate those which would prevail in current market transactions. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market transaction.

(continued)

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 2) - Significant Accounting Policies:  (continued)

        [g]  Use of estimates:

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        [h]  Concentration of credit risk:

                [1] The Company places its temporary cash investments with higher credit-quality financial institutions and in governmental obligations. Such investments are generally in excess of the FDIC insurance limit. The Company has not experienced any losses from such investments.

                [2] The Company's mortgage portfolio is composed predominantly of mortgages on multi-family residential properties in the New York City area, most of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties. The rental housing market in New York City remains stable and the Company expects that such properties will continue to appreciate in value with little or no reduction in occupancy rates.

(continued)

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 3) - Subordinated Debentures Payable:

        The Company's Registered Floating Rate Redeemable Debentures consist of the following:

                                                             December 31,
                                                             ------------
                                                         1996          1995
                                                         ----          ----

        Series 1989, interest at 2% above prime . .                $ 1,200,000
        Series 10/4/89, interest at 1% above prime.  $ 2,000,000     4,000,000
        Series 3/28/90, interest at 1% above prime.    2,000,000     4,000,000
        Series 5/13/91, interest at 2% above prime.    6,000,000     6,000,000
        Series 2/20/92, interest at 2% above prime.    4,500,000     4,500,000
        Series 6/29/92, interest at 2% above prime.    7,000,000     7,000,000
        Series 9/13/93, interest at 2% above prime.    8,000,000     8,000,000
        Series 1/28/94, interest at 1% above prime.                    500,000
        Series 1/28/94, interest at 2% above prime.    4,500,000     4,500,000
        Series 10/28/94, interest at 1% above prime                    500,000
        Series 10/28/94, interest at 2% above prime    4,500,000     4,500,000
        Series 5/12/95, interest at 1% above prime.    1,000,000     1,000,000
        Series 5/12/95, interest at 2% above prime.    9,000,000     9,000,000
        Series 10/19/95, interest at 1% above prime    1,000,000     1,000,000
        Series 10/19/95, interest at 2% above prime    9,000,000     9,000,000
        Series 5/10/96, interest at 1% above prime.    1,000,000
        Series 5/10/96, interest at 2% above prime.   10,000,000
        Series 10/15/96, interest at 1% above prime      500,000
        Series 10/15/96, interest at 2% above prime    5,500,000
                                                     -----------

                                                     $75,500,000   $64,700,000
                                                     ===========   ===========

"Prime" refers to the prime rate of Chase Manhattan Bank.

        Prime was 8 1/4% on December 31, 1996. Minimum interest is 9 1/2% and maximum interest is 15% on Series 10/4/89, 3/28/90 and 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14% and Series 9/13/93, 1/28/94, 10/28/94, 5/12/95,
10/19/95, 5/10/96 and 10/15/96 have maximum interest of 12%.

        Payment of interest on an aggregate of $14,930,000 of debentures is deferred until maturity and earns interest at prime. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

        The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1994, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 1998.



(continued)

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 3) - Subordinated Debentures Payable: (continued)

        The debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

        Maturities of debentures are summarized as follows:

          Year Ending
          December 31,
          ------------

              1997. . . . . . . . . . . . . . . . . . .  $ 3,000,000
              1998. . . . . . . . . . . . . . . . . . .    4,000,000
              1999. . . . . . . . . . . . . . . . . . .   11,000,000
              2000. . . . . . . . . . . . . . . . . . .    7,000,000
              2001. . . . . . . . . . . . . . . . . . .    8,000,000
              Thereafter until 2005 . . . . . . . . . .   42,500,000
                                                         -----------

                        T o t a l . . . . . . . . . . .  $75,500,000
                                                         ===========


(NOTE 4) - Mortgages Receivable:

        Information as to mortgages receivable is summarized as follows:

                                                        December 31,
                                                        ------------
                                                     1996          1995
                                                     ----          ----

                First mortgages . . . . . . . .  $62,914,000   $48,685,000
                Junior mortgages. . . . . . . .    7,687,000     6,906,000
                Wraparound mortgage . . . . . .                    329,000
                                                 ------------  -----------

                                                  70,601,000    55,920,000
                Less unearned discount. . . . .      902,000       774,000
                                                 ------------  -----------

                        T o t a l . . . . . . .  $69,699,000   $55,146,000
                                                 ============  ===========

        Interest rates on mortgages range from 6% to 24%. Certain mortgages have been discounted utilizing rates ranging from 12% to 18%.

        During 1994, 1995 and 1996 certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which
represents  the  balance  of  the  unamortized   discount  applicable  to  these
mortgages.

        Maturities of mortgages receivable are summarized as follows:

          Year Ending
          December 31,
          ------------

              1997. . . . . . . . . . . . . . . . .  $22,472,000
              1998. . . . . . . . . . . . . . . . .    9,144,000
              1999. . . . . . . . . . . . . . . . .   14,292,000
              2000. . . . . . . . . . . . . . . . .    2,767,000
              2001. . . . . . . . . . . . . . . . .      766,000
              Thereafter until 2015 . . . . . . . .   21,160,000
                                                     -----------

                        T o t a l . . . . . . . . .  $70,601,000
                                                     ===========

        The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.

(continued)

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 5) - Related Party Transactions:

        During 1995 and 1994 affiliates sold, to unrelated third parties, properties subject to mortgages held by the Company. In connection with those sales, the Company's mortgages in the original aggregate amounts of $6,958,000 and $4,000,000, respectively, were refinanced and the Company received new first mortgages totaling $9,670,000 and $5,610,000, respectively.

        During 1994 a mortgage of $100,000, representing a lien on property owned by an affiliated company was acquired from a third party. This mortgage was recorded at cost. In addition, during 1994 the Company made mortgage loans of $2,400,000 on properties owned by affiliated companies.

        Interest income - others includes $120,000 earned on notes receivable from stockholders in 1994.

        Other income includes the following amounts from affiliates:


                                             Year Ended December 31,
                                             -----------------------
                                           1996      1995        1994
                                           ----      ----        ----

Real estate sales commissions . . . .                         $135,000
Mortgage modification fees  . . . . .   $  8,000   $ 42,000    121,000
                                        --------   --------   --------

          T o t a l . . . . . . . . .   $  8,000   $ 42,000   $256,000
                                        ========   ========   ========

        The Company utilizes personnel and other facilities of affiliated entities and is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages and distributing debenture interest checks. Such fees amounted to $367,000, $342,000 and $354,000 in 1996, 1995 and
1994, respectively. Management believes these service fees are reasonable.


(NOTE 6) - Commitments:

        [a]     Office lease:

                The Company occupies its office space under a lease which commenced October 1, 1994 and terminates on September 30, 2004. In addition to minimum rents the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $180,000, $177,000 and $44,000 for 1996, 1995 and 1994, respectively.

                 Future minimum rents under the lease are as follows:

                         1997. . . . . . . . . . . . . . . . . . .  $  157,976
                         1998. . . . . . . . . . . . . . . . . . .     174,902
                         1999. . . . . . . . . . . . . . . . . . .     174,902
                         2000. . . . . . . . . . . . . . . . . . .     179,133
                         2001. . . . . . . . . . . . . . . . . . .     191,828
                         Thereafter. . . . . . . . . . . . . . . .     527,527
                                                                    ----------

                                   T o t a l . . . . . . . . . . .  $1,406,268
                                                                    ==========

                 The Company shares this space with affiliates who were charged rent of $63,000, $77,000 and $12,000 in 1996, 1995 and 1994, respectively.



(continued)

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 6) - Commitments:  (continued)

        [b]      Employment agreement:

                 Effective as of July 1, 1995, the Company entered into an employment agreement with its Executive Vice President, who is related to the stockholders, for a term of ten years at an annual salary of $125,000, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. In the event of the executive's death or disability, one-half of this amount will continue to be paid for a term as defined in the agreement.


(NOTE 7) - Income Taxes:

        The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

        The provision for income taxes consists of the following components:

                                           Year Ended December 31,
                                           -----------------------
                                          1996      1995       1994
                                          ----      ----       ----
Current taxes:
   Federal . . . . . . . . . . . . .   $324,000   $143,000   $202,000
   State and local . . . . . . . . .    216,000    102,000    164,000

Deferred taxes:
   Federal . . . . . . . . . . . . .     26,000     46,000     22,000
   State and local . . . . . . . . .     18,000     33,000     15,000
                                       --------   --------   --------

          Total tax provision  . . .   $584,000   $324,000   $403,000
                                       ========   ========   ========

        Temporary   differences  exist  between  financial  accounting  and  tax reporting which result in a net deferred tax asset, included in other assets, as follows:

                                                   Year Ended December 31,
                                                   -----------------------
                                                1996         1995        1994
                                                ----         ----        ----

Debenture underwriting commissions . . .    $  19,000    $  32,000    $  51,000

Deferred fees and interest . . . . . . .       58,000       68,000      110,000

Discount on mortgages receivable . . . .      (70,000)     (49,000)     (31,000)
                                            ---------    ---------    ---------


                    T o t a l  . . . . .    $   7,000    $  51,000    $ 130,000
                                            =========    =========    =========



(continued)

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE 7) - Income Taxes:  (continued)

        The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                          December 31,
                                                          ------------
                                                   1996       1995       1994
                                                   ----       ----       ----

Tax computed based upon the
statutory federal tax rate  . . . . . .     $ 435,000    $ 260,000    $ 319,000

State and local income tax,
net of federal income tax
benefit . . . . . . . . . . . . . . .         158,000       98,000      118,000

Nontaxable income  . . . . . . . . . .         (9,000)     (10,000)     (23,000)

Other  . . . . . . . . . . . . . . . .                     (24,000)     (11,000)
                                             ---------    ---------    ---------

          T o t a l  . . . . . . . . .      $ 584,000    $ 324,000    $ 403,000
                                             =========    =========    =========


         INTERVEST CORPORATION OF NEW YORK
         SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
         DECEMBER 31, 1996

                                       EFFECTIVE  ACTUAL    FINAL                                     FACE     CARRYING  PREPAYMENT
                                        INTEREST INTEREST  MATURITY                            PRIOR AMOUNT OF AMOUNT OF  PENALTY/
     DESCRIPTION                           RATE   RATE      DATE     PERIODIC PAYMENT TERMS    LIENS MORTGAGES MORTGAGES  OTHER FEES
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL FIRST MORTGAGES:
OFFICE BUILDINGS:
 NEW CITY, NEW YORK                        12.25   6.20     12/08/10 PRIN. AND INTEREST ANNUALLY      300,000    147,000   (F)
 EATONTOWN, NEW JERSEY                     16.10  14.25 (B) 04/26/97            (C)                  3,925,000  3,754,000  1% FEE.
 BOHEMIA, NEW YORK                         16.00  14.25 (B) 08/06/98            (C)                  3,600,000  3,506,000
                                                                                                                ONE MONTH'S INTEREST


RESTAURANTS:
 MANASSAS, VIRGINIA                        12.375  6.50     12/01/05 PRIN. AND INTEREST ANNUALLY      300,000    130,000  0.5%
 IRONDEQUOIT, NEW YORK                     12.50   7.20     12/01/12 PRIN. AND INTEREST ANNUALLY      340,000    197,000    1%
 DECATUR AND JONESBORO, GEORGIA            13.00   8.50     04/01/13            (C)                   583,000    379,000   (F)


PARTICIPATIONS:
 FT. MYERS, FLORIDA                        8.75    8.75     09/24/06                                  350,000    348,000   (F)
 ORLANDO, FLORIDA                          8.50    8.50     11/18/11                                  125,000    125,000   (F)
 FT. LAUDERDALE, FLORIDA                   8.75    8.75        (I)                                    325,000    325,000   (F)


RESIDENTIAL FIRST MORTGAGES:
 CO-OPERATIVE APARTMENT BUILDINGS:
     NEW YORK, NEW YORK                   11.51   11.51     10/31/97            (C)                   950,000     933,000   (E)
     NEW YORK, NEW YORK                   11.51   11.51     07/31/97            (D)                   850,000     850,000   (E)
     NEW YORK, NEW YORK                    9.00    9.00     11/01/99            (C)                   367,000     320,000   (E)

 RENTAL APARTMENT BUILDINGS:
     BRONX, NEW YORK                       9.00    9.00 (A) 07/01/06            (C)                   895,000     785,000
                                                                                                      NOT PREPAYABLE UNTIL 1/1/2000.
     BRONX, NEW YORK                       10.50  10.50 (A) 11/01/12            (C)                 2,445,000   2,237,000
                                                                                                        NOT PREPAYABLE UNTIL 2/2003.
     BRONX, NEW YORK                       12.53  12.53 (A) 08/01/12            (C)                   900,000     900,000
                                                                                        NOT PREPAYABLE UNTIL BALANCE UNDER $200,000,
                                                                                                            2% FEE ON UNPAID BALANCE
     NEW YORK, NEW YORK                    10.00  10.00     10/01/00            (D)                   265,000     265,000
                                                                                                      NOT PREPAYABLE UNTIL 1/1/1997.
     NEW YORK, NEW YORK                    10.00  10.00 (A) 05/01/05            (C)                 1,335,000   1,298,000    1% FEE
     BRONX, NEW YORK                       13.37  13.37 (A) 09/01/11            (C)                 2,850,000   2,850,000
                                                                                                       NOT PREPAYABLE UNTIL 3/1/2004
     BRONX, NEW YORK                       12.75  12.75 (A) 01/01/11            (C)                 1,175,000   1,157,000   (E)
     BRONX, NEW YORK                       12.50  12.50 (A) 08/01/10            (C)                 1,045,000     995,000
                                                                                        NOT PREPAYABLE UNTIL BALANCE UNDER $200,000.
     BRONX, NEW YORK                       13.50   9.53 (A) 03/01/97            (C)                   625,000     591,000   (F)
     BRONX, NEW YORK                       13.50   9.57 (A) 03/01/97            (C)                   670,000     633,000   (F)
     BRONX, NEW YORK                       13.75  13.75 (A) 06/01/13            (C)                 2,000,000   1,934,000   (E)
     BRONX, NEW YORK                       9.00    9.00 (A) 11/01/15            (C)                 1,260,000   1,188,000
                                                                                                        NOT PREPAYABLE UNTIL 3/1999.
     BRONX, NEW YORK                       13.00  13.00 (A) 01/01/10            (C)                 1,650,000   1,603,000
                                                                                                     NOT PREPAYABLE UNTIL 10/1/2000.
     NEW YORK, NEW YORK                    10.00  10.00     10/01/00            (D)                 1,445,000     144,000
                                                                                                      NOT PREPAYABLE UNTIL 1/1/1997.
     BRONX, NEW YORK                       12.75  12.75 (A) 11/01/11            (C)                 1,850,000   1,831,000
                                                                                                      NOT PREPAYABLE UNTIL 1/1/2003.
     NEW YORK, NEW YORK                    11.00  10.00     03/15/10            (C)                 1,150,000   1,056,000   (F)
     NEW YORK, NEW YORK                    11.00  10.00     03/15/10            (C)                   300,000     279,000   (F)
     BRONX, NEW YORK                       12.77  12.77 (A) 11/01/13            (C)                 4,510,000   4,510,000   (E)
     NEW YORK, NEW YORK                    10.00  10.00     10/01/00            (D)                   425,000     425,000
                                                                                                      NOT PREPAYABLE UNTIL 1/1/1997.
     NEW YORK, NEW YORK                    11.00  11.00     03/01/99            (D)                 1,100,000   1,100,000   (F)
     CITY ISLAND, BRONX, NEW YORK          24.00  24.00     09/30/96            (D)                   650,000     346,000   (F)
     NEW YORK, NEW YORK                    13.50  13.50 (B) 02/28/97            (C)                 1,300,000   1,272,000   1%FEE
     HYDE PARK, NEW YORK                   16.35  14.50 (B) 03/31/97            (C)                 1,931,000   1,805,000   1% FEE.


RESIDENTIAL FIRST MORTGAGES,
 RENTAL APARTMENT BUILDINGS: (CONTINUED)
     EAST ORANGE, NEW JERSEY               15.65  14.25 (B) 04/15/98            (C)                   750,000     727,000
                                                                                     NOT PREPAYABLE PRIOR TO 7/15/1997; THEN 1% FEE.
     CAMDEN, NEW JERSEY                    15.83  14.00 (B) 07/01/97            (C)                 1,200,000   1,003,000    1% FEE.
     IRVINGTON, NEW JERSEY                 17.80  16.00 (B) 08/01/97            (C)                 1,600,000(G)  230,000
                                                                                      NOT PREPAYABLE PRIOR TO 5/1/1997; THEN 1% FEE.
     PINE HILL, NEW JERSEY                 16.00  14.25 (B) 05/01/99            (C)                 7,200,000   7,063,000
                                                                                    NOT PREPAYABLE PRIOR TO 11/12/1997; THEN 1% FEE.
     PHILADELPHIA, PENNSYLVANIA            16.00  14.25 (B) 06/12/99            (C)                 3,800,000   3,670,000
                                                                                     NOT PREPAYABLE PRIOR TO 6/12/1997; THEN 1% FEE.
     NEW YORK, NEW YORK                    16.50  14.75 (B) 04/30/97            (C)                 2,400,000(H)1,545,000   1% FEE.
     ELLENVILLE, NEW YORK                  16.62  14.75 (B) 04/30/97            (C)                   950,000     873,000   1% FEE.
     NEW YORK, NEW YORK                    16.10  14.25 (B) 09/25/98            (C)                 2,700,000   2,617,000
                                                                                                  NOT PREPAYABLE PRIOR TO 6/26/1997;
                                                                                                           THEN ONE MONTH'S INTEREST
     EAST WINDSOR, NEW JERSEY              16.60  14.25 (B) 12/29/97            (C)                 1,200,000   1,194,000
                                                                                                                ONE MONTH'S INTEREST

FIRST MORTGAGES ON LAND:
     OSCEOLA COUNTY, FLORIDA               16.20 14.25 (B)  07/10/97            (C)                 1,600,000   1,571,000  1% FEE

RESIDENTIAL SECOND MORTGAGES,
 RENTAL APARTMENT BUILDINGS:

     NEW YORK, NEW YORK                    12.00 12.00      02/01/99            (D)     4,832,000   1,050,000    1050,000   (F)
     NEW YORK, NEW YORK                    11.00 11.00      02/01/97            (D)     5,666,000   3,300,000   3,300,000   (F)
     NEW YORK, NEW YORK                    10.50 10.50 (B)  02/01/98            (D)     2,320,000   1,400,000   1,400,000   (F)
     ASTORIA, N
EW YORK                     14.25 14.25 (B)  01/17/99            (C)     6,289,000   1,160,000    1149,000
                                                                                                                ONE MONTH'S INTEREST
     NEW ROCHELLE, NEW YORK                11.50 11.50 (B)  03/01/96            (D)     1,300,000     500,000     500,000   (F)
     ROCKVILLE CENTRE, NEW YORK            16.50 14.75 (B)  03/31/97            (C)       576,000     300,000     288,000  1% FEE
                                                                                        ---------   ---------    --------

                                                                                      $20,983,000 $74,901,000 $69,699,000
                                                                                      =========== =========== ===========


     (A) INTEREST PAYMENTS ARE FIXED. INTEREST RATE SHOWN IS APPROXIMATE.

     (B) INTEREST AT FLUCTUATING RATE BASED ON BANK PRIME RATE.


     (C) PRIN. AND INTEREST MONTHLY.

     (D) INTEREST ONLY, PRIN. AT MATURITY.

     (E) NO PREPAYMENT PERMITTED.

     (F) NONE

     (G) $1,250,000 OF PARTICIPATION OF MORTGAGE WAS SOLD IN 1996.

     (H) $750,000 OF PARTICIPATION OF MORTGAGE WAS SOLD IN 1996.

     (I) THE PARTICIPATING INTEREST WAS PAID IN FULL IN JANUARY 1997.

     (J) THE CARRYING AMOUNT OF MORTGAGES APPROXIMATES COST FOR INCOME TAX PURPOSES.

INTERVEST CORPORATION OF NEW YORK
SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE--Continued


The following summary reconciles mortgages receivable at their carrying values:


                                                   Year Ended December 31
                                                   ----------------------

                                          1996         1995           1994
                                          ----         ----           ----
Balance at beginning of period        $55,146,000   $56,666,000   $41,521,000

Additions during period:
  Mortgages acquired                   34,774,000    17,124,000    18,680,000
                                      -----------   -----------   -----------
                                       89,920,000    73,790,000    60,201,000
Deductions during period:
  Collections of principal, net
    of amortization of discounts        2,221,000    18,644,000     3,535,000
                                      -----------   -----------   -----------
         BALANCE AT CLOSE OF PERIOD   $69,699,000   $55,146,000   $56,666,000
                                      ===========   ===========   ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The current directors and executive officers of the Company are as follows:

Lawrence G. Bergman, age 52, serves as a Director, and as Vice President and Secretary of the Company and has served in such capacities since the Company was organized. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D degree from The Johns Hopkins University. Mr. Bergman is also a Director, Vice- President and Secretary of Intervest Bancshares Corporation, and Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank. During the past five years, Mr. Bergman has been actively involved in the ownership and operation fo real estate and mortgages through certain family-owned entities.

Michael A. Callen, age 56, serves as a Director of the Company, and has served in such capacity since October, 1992. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Mr. Callen is Senior Advisor, The National Commercial Bank, Jeddah, Saudi Arabia and prior to 1993 was a Director and Sector Executive at Citicorp/Citibank , responsible for corporate banking activities in North America, Europe and Japan. Mr. Callen is a Director of Intervest Bancshares Corporation and a Director of AMBAC, Inc.

Jean Dansker, age 75, serves as Vice President of the Company and has served in such capacity since June, 1996. Mrs. Dansker received a Bachelor of Arts degree from Brooklyn College in Economics. Mrs. Dansker has been an active investor in real estate and mortgages for more than five years.

Jerome Dansker, age 78, serves as a Director and as Executive Vice President of the Company, and has served in such capacity since November, 1993. Mr. Dansker became Chairman of the Board of Directors in June, 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker is a Director, Chairman of the Board and Executive Vice President of Intervest Bancshares Corporation. He is also a Director and Chairman of the Loan Committee of Intervest Bank. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgages through certainfamily-owned entities.

Lowell S. Dansker, age 46, serves as a Director, and as President and Treasurer of the Company, and has served in such capacities since the Company was organized. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also a Director, President and Treasurer of Intervest Bancshares Corporation, an affiliated bank holding company and Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank, a Florida state-chartered bank which is majority owned by Intervest Bancshares Corporation. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgages through certain family-owned entities.

Milton F. Gidge, age 67, serves as a Director of the Company, and has served in such capacity since December, 1988. Mr. Gidge received a Bachelor of Business Administration degree in Accounting from Adelphi University and a Masters Degree in Banking and Finance from New York University. Mr. Gidge retired in 1994 and, prior to his retirment, was a Director and Chairman-Credit Policy of Lincoln Savings Bank, F.S.B. (headquartered in New York City). He is also a Director of Intervest Bancshares Corporation, Interboro Mutual Indemnity Insurance Company and Vicon Industries, Inc. Mr. Gidge was an officer of Lincoln Savings Bank, F.S.B. for more than five years.

William F. Holly, age 68, serves as a Director of the Company and has served in such capacity since December, 1990. Mr. Holly received a Bachelor of Arts degree in Economics from Alfred University. Mr. Holly is Chairman of the Board and Chief Executive Officer of Sage, Rutty & Co., Inc., members of the Boston Stock Exchange, with offices in Rochester, New York and Canandaigua, New York, and is also a Director of Intervest Bancshares Corporation and a Trustee of Alfred University. Mr. Holly has been an officer and director of Sage, Rutty & Co., Inc. for more than five years.

David J. Willmott, age 58, serves as a Director of the Company, and has served in such capacity since June, 1989. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 25 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation.

Wesley T. Wood, age 54, serves as a Director of the Company, and has served in such capacity since April, 1992. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation, a Director of the Center of Direct Marketing at New York University, a member of the Marketing Committee at Fairfield University in Connecticut, and a Trustee of St. Dominics in Oyster Bay, New York.

All of the directors of the Company have been elected to serve as directors until the next annual meeting of the Company's shareholders. Each of the officers of the Company has been elected to serve as an officer until the next annual meeting of the Company's directors.

Mr. Bergman's wife is the sister of Lowell S. Dansker and Jerome Dansker is the father of Lowell S. Dansker and Mrs. Bergman. Jean Dansker is the wife of Jerome Dansker and the mother of Lowell S. Dansker and Mrs. Bergman.

Item 11.  Executive Compensation

Prior to July 1, 1995, no compensation was paid to or accrued by the Company for any executive officer or director of the Company (other than fees paid to directors for attending Board meetings). Each of the directors receives a fee of $250 for each meeting of the Board of Directors he attends. Effective as of July 1, 1995, the Company entered into an employment agreement with Mr. Jerome Dansker, its Executive vice President. The agreement is for a term of ten years and provides for the payment of an annual salary in the present amount of $132,500, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for monthly expense account payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of the amount which otherwise would have been paid to Mr. Dansker will continue until the greater of (i) the balance of the term of employment, and
(ii) three years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning the ownership of the outstanding common stock of the Company, all of which is beneficially owned by the three individuals listed below:

                                          Amount and Nature of        Percent of
Name and Address of Beneficial Owner      Beneficial Ownership          Class
------------------------------------      --------------------      ------------
      Lowell S. Dansker                      15.92 shares (1)             50.0%
      360 West 55th Street
      New York, New York 10019

      Lawrence G. Bergman                     3.79 shares                 11.9%
      201 East 62nd Street,
      New York, New York 10021

      Helene D. Bergman                      12.13 shares (2)             38.1%
                                             ----------------              -----
      201 East 62nd Street,
      New York, New York 10021
Total Outstanding                            31.84 shares                 100.0%
                                             ================              =====

(1) Of the 15.92 shares beneficially owned by Mr. Dansker, 0.20 shares are owned legally and of record by Mr. Dansker's wife, Randi O. Dansker, and 0.40 shares are owned by Mr. Dansker as custodian for his two children under the Uniform Gifts to Minors Act of the State of New York.

(2) Of the 12.13 shares beneficially owned by Mrs. Bergman, 0.40 shares are owned by her as custodian for her two children under the Uniform Gifts to Minors Act of the State of New York.

Item 13.  Certain Relationships and Related Transactions

During 1995, Capital Holding Company and New York Properties Trust sold to third parties four properties subject to mortgages held by the Company. In connection with those sales the Company's mortgages were refinanced and the Company acquired first mortgages totaling $9,670,000.

During 1994, New York Investment Company and Central Properties Trust sold to third parties two properties subject to mortgages held by the Company. In connection with those sales, the Company purchased a junior mortgage from an unaffiliated party in the amount of $100,000, at a purchase price equal to its then outstanding principal balance, and, the Company's mortgages were refinanced and the Company acquired first mortgages totaling $5,610,000.

During 1994, the Company made mortgage loans in the amount of $2,400,000 on properties owned by Capital Holding Company.

An annual mortgage servicing fee which is based on certain percentage of the face amount of mortgages receivable is paid by the Company monthly to Capital Holding Company, an affiliate of the Company. The services provided to the Company by Capital Holding Company in consideration for such mortgage servicing fee include (i) the collection of mortgages receivable, (ii) the payment of mortgages payable, (iii) the payment of property taxes for the mortgaged premises after receipt of such tax payments from mortgagors and (iv) the payment of property insurance premiums for the mortgaged properties after receipt of such insurance payments from mortgagors. For the fiscal year ended December 31, 1996, the amount of the mortgage servicing fee paid by the Company was $367,000.

Mr. William F. Holly, who is a director of the Company, also serves as Chairman of the Board and Chief Executive Officer of Sage, Rutty & Co., Inc., which firm has acted as an underwriter in connection with the Company's offerings of debentures, including the offering of debentures conducted during fiscal 1996.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)    Financial Statements:

             See Item 8 "Financial Statements and Supplementary Data"

(a)   (2)    Financial Statement Schedules: IV - Mortgage Loans on Real Estate

             All  other   schedules   have  been   omitted   because   they  are
             inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

(a)   (3)    Exhibits:

      3.1 Certificate of Incorporation of the Company, incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-27404-NY), declared effective on May 12, 1989.

      3.2 By-laws of the Company, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-39971), declared effective on May 13, 1991.

      4.1 Form of Indenture between the Company and First American Bank of Georgia, as trustee, dated as of October 15, 1989, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 33- 30758), declared effective on October 4, 1989.

      4.2 Form of Indenture between the Company and First American Bank of Georgia, as trustee, dated as of April 15, 1990, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 33- 33500), declared effective on March 28, 1990.

      4.3 Form of Indenture between the Company and First American Bank of Georgia, as trustee, dated as of June 1, 1991, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 33- 39971), declared effective on May 13, 1991.

      4.4 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of March 1, 1992, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-44085), declared effective on February 20, 1992.

      4.5 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of July 1, 1992, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-47801), declared effective on June 29, 1992.

      4.6 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of September, 15, 1993, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-65812), declared effective on September 13, 1993.

      4.7 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of February 1, 1994, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-73108), declared effective on January 28, 1994.

      4.8 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of November 1, 1994, incorporated by reference to the Company's Registration Statement on Form-S11 (File No. 33-84812), declared effective on October 28, 1994.

      4.9 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of June 1, 1995, incorporated by reference to the Company's Registration Statement on Form-S11 (File No. 33-90596) declared effective on May 12, 1995.

      4.10 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of November 1, 1995, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-96662), declared effective on October 19, 1995.

      4.11 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of June 1, 1996, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-2459), declared effective on May 10, 1996.

      4.12 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of November 1, 1996, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-11413), declared effective on October 15, 1996.

      4.13 Agreements of Resignation, Appointment and Acceptance dated as of April 30, 1992, by and among the Company, First American Bank of Georgia, N.A. and The Bank of New York, incorporated by reference to the Company's annual report on Form 10K for the year ended December 31, 1992 wherein such documents were filed as exhibit 4.8.


      10.0 Employment Agreement between the Company and Jerome Dansker dated as of July 1, 1995, incorporated by reference to the Company's Registration Statement on Form S-11 (File #33-96662), declared effective on October 19, 1995.

       22.   List of Subsidiaries.

(b)   Reports on Form 8-K:

      None

                                   SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERVEST CORPORATION OF NEW YORK


Dated: March 25, 1997                By: /S/ Lowell S. Dansker
                                         ---------------------
                                             Lowell S. Dansker, President

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
----------
                                  President
                                  (Principal Executive Officer),
/S/ Lowell S. Dansker             Treasurer (Principal Financial
---------------------------
Lowell S. Dansker                 Officer and Principal Accounting
Dated: March 25, 1997             Officer) and Director


/S/ Lawrence G. Bergman           Vice President
---------------------------
Lawrence G. Bergman               Secretary and Director
Dated: March 25, 1997


                                  Director
---------------------------
Michael A. Callen
Dated: March 25, 1997


/S/ Jerome Dansker                Director, Executive Vice President
---------------------------
Jerome Dansker
Dated: March 25, 1997


                                  Director
---------------------------
Milton F. Gidge
Dated: March 25, 1997


/S/ William F. Holly              Director
---------------------------
William F. Holly
Dated: March 25, 1997


                                  Director
---------------------------
David J. Willmott
Dated: March 25, 1997


/S/ Wesley T. Wood                Director
---------------------------
Wesley T. Wood
Dated: March 25, 1997

Supplemental Information to be Furnished with Reports Filled Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:


Registrant does not distribute annual proxy statements to holders of its Debentures. The annual report to holders of its Debentures has not as yet been distributed.

When the annual report has been distributed to the holders of Debentures, four copies will be sent to the Commission.