Form 10-K
period 1996-12-31
INTERVEST CORPORATION OF NEW YORK
filed 1997-03-31
CIK 835955

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

                           CONSOLIDATED BALANCE SHEETS



                                  December 31,
                              A S S E T S 1996 1995
                            ----------- ------ -----


Cash and cash equivalents . . . . . . . . . . . . . . . . .                                  $16,911,000   $17,670,000
Mortgages receivable, including due from affiliates of
   $6,250,000 in 1996 and 1995 (Notes 2, 4 and 5) . . . . .                                   69,699,000    55,146,000
Deferred debenture offering costs, net of accumulated
   amortization of $2,262,000 and $2,343,000 (Note 2) . . .                                    4,475,000     3,865,000
Other assets (Note 7) . . . . . . . . . . . . . . . . . . .                                    1,138,000       898,000
                                                                                             -----------   -----------


          T O T A L . . . . . . . . . . . . . . . . . . . .                                  $92,223,000   $77,579,000
                                                                                             ===========   ===========


                                  L I A B I L I T I E S

Accounts payable and accrued expenses . . . . . . . . . . .                                  $   406,000   $    64,000
Mortgage escrow deposits  . . . . . . . . . . . . . . . . .                                    2,356,000     1,021,000
Mortgage payable  . . . . . . . . . . . . . . . . . . . . .                                       18,000
Subordinated debentures payable (Note 3)  . . . . . . . . .                                   75,500,000    64,700,000
Debenture interest payable at maturity (Note 3) . . . . . .                                    3,506,000     2,132,000
Deferred mortgage interest and fees . . . . . . . . . . . .                                      380,000       266,000
                                                                                             -----------   -----------

          Total liabilities . . . . . . . . . . . . . . . .                                   82,148,000    68,201,000
                                                                                             -----------   -----------


Commitments and other matters (Note 6)


                                   STOCKHOLDERS' EQUITY

Common stock, no par value; authorized 200 shares; issued
   and outstanding 32 shares  . . . . . . . . . . . . . . .                                    2,000,000     2,000,000
Additional paid-in capital  . . . . . . . . . . . . . . . .                                    3,509,000     3,509,000
                                                                                             ===========   ===========
Retained earnings . . . . . . . . . . . . . . . . . . . . .                                    4,566,000     3,869,000
                                                                                             -----------   -----------

          Total stockholders' equity  . . . . . . . . . . .                                   10,075,000     9,378,000
                                                                                             -----------   -----------


          T O T A L . . . . . . . . . . . . . . . . . . . .                                  $92,223,000   $77,579,000
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

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE 7) - Income Taxes:  (continued)

        The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                          December 31,
                                                   1996       1995       1994

Tax computed based upon the
statutory federal tax rate  . . . . . .     $ 435,000    $ 260,000    $ 319,000

State and local income tax,
net of federal income tax
benefit . . . . . . . . . . . . . . .         158,000       98,000      118,000

Nontaxable income  . . . . . . . . . .         (9,000)     (10,000)     (23,000)

Other  . . . . . . . . . . . . . . . .                     (24,000)     (11,000)
                                             ---------    ---------    ---------

          T o t a l  . . . . . . . . .      $ 584,000    $ 324,000    $ 403,000
                                             =========    =========    =========