Form 10-Q
period 1997-03-31
INTERVEST CORPORATION OF NEW YORK
filed 1997-05-08
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarter ended March 31, 1997

                                       OR

                  [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                                For the transition period from ____ to ____

                       ----------------------------------


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
                                      ---   ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

          Class of Common Stock              Outstanding at March 31, 1997
          ---------------------              -----------------------------
               No Par Value                            31.84 Shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  Financial Statements
-------  --------------------

Results for the three months ended March 31, 1997 and 1996 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full years.

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                         March 31,     DECEMBER 31,
                                                           1997           1996
                                                        -----------    -----------
                                                        (Unaudited)
ASSETS

Cash and cash equivalents                               $11,569,000    $16,911,000
Mortgages receivable, including due from
     affiliates of $6,250,000 (Notes 2, 4 and 5)         70,532,000     69,699,000
Deferred debenture offering costs,
     net of accumulated amortization
     of $2,022,000 and $2,262,000 (Note 2)                4,220,000      4,475,000
 Other assets (Note 7)                                    1,231,000      1,138,000
                                                        -----------    -----------
                                                        $87,552,000    $92,223,000
                  TOTAL ASSETS                          ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses              $   167,000    $   406,000
     Mortgage escrow deposits                             2,622,000      2,356,000
     Subordinated debentures payable (Note 3)            69,500,000     75,500,000
     Debenture interest payable at maturity (Note 3)      4,584,000      3,506,000
     Deferred mortgage interest and fees                    412,000        380,000
                                                        -----------    -----------

                                 TOTAL LIABILITIES       77,285,000     82,148,000
                                                        -----------    -----------
commitments and other matters (note 6)



STOCKHOLDERS' EQUITY
     Common stock, no par value;
          authorized 200 shares; issued
          and outstanding 32 shares                       2,000,000      2,000,000
     Additional paid-in capital                           3,509,000      3,509,000
     Retained earnings                                    4,758,000      4,566,000
                                                        -----------    -----------

                       TOTAL STOCKHOLDERS' EQUITY        10,267,000     10,075,000
                                                        -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $87,552,000    $92,223,000
                                                        ===========    ===========


See notes to financial statements
                                        3

                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS


                                              Three Months Ended
                                                 March 31,
                                             --------------------
                                              1997          1996
                                             --------------------
                                                 (Unaudited)
REVENUE

  Interest income

    Affiliates                             $  173,000    $  173,000
    Others                                  2,425,000     1,917,000
                                           ----------    ----------
         Total                              2,598,000     2,090,000


  Other income (Note 5)                       123,000        56,000
  Gain on early repayment of discounted
    mortgages receivable (Note 4)             104,000
                                           ----------    ----------

                                            2,825,000     2,146,000
                                           ----------    ----------
EXPENSES



  Interest                                  1,992,000     1,708,000
  General and administrative (Note 5)         177,000       157,000
  Amortization of deferred debenture
    offering costs (Note 2)                   305,000       207,000
                                           ----------    ----------

                                            2,474,000     2,072,000
                                           ----------    ----------


Income before income taxes                    351,000        74,000
Provision for income taxes (Note 7)           159,000        32,000
                                           ----------    ----------

NET INCOME                                    192,000        42,000

Retained earnings - beginning of period     4,566,000     3,869,000
                                           ----------    ----------

RETAINED EARNINGS - END OF PERIOD          $4,758,000    $3,911,000
                                           ==========    ==========


See notes to financial statements



                        INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                              1997             1996
                                                            ------------------------
                                                                    (Unaudited)
OPERATING ACTIVITIES

  Net Income                                           $    192,000     $     42,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Amortization of discount on mortgages receivable         (113,000)         (75,000)

  Amortization of deferred debenture offering costs         305,000          207,000
  Gain on early repayment of discounted mortgages          (104,000)

  Changes in operating assets and liabilities:
    Other assets                                            (93,000)         (39,000)
    Accounts payable and accrued liabilities               (239,000)           2,000
    Mortgage escrow deposits                                266,000          751,000
    Debenture interest payable at maturity                1,078,000          815,000
    Deferred mortgage interest and fees                      32,000           17,000
                                                       ------------     ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES       1,324,000        1,720,000
                                                       ------------     ------------
INVESTING ACTIVITIES

  Collection of mortgages receivable                     10,442,000          226,000
  Mortgages receivable acquired                         (11,058,000)      (6,429,000)

  Principal payments of mortgages payable                                     (5,000)
                                                       ------------     ------------
NET CASH (USED IN) INVESTING ACTIVITIES                    (616,000)      (6,208,000)
                                                       ------------     ------------
FINANCING ACTIVITIES

  Payment of debenture offering costs                       (50,000)          (7,000)
  Principal payments of subordinated debentures          (6,000,000)

                                                       ------------     ------------
          NET CASH (USED IN) FINANCING ACTIVITIES        (6,050,000)          (7,000)
                                                       ------------     ------------

(DECREASE) IN CASH AND CASH EQUIVALENTS                  (5,342,000)      (4,495,000)

Cash and cash equivalents at beginning of period         16,911,000       17,670,000
                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 11,569,000     $ 13,175,000
                                                       ============     ============


See notes to financial statements

                                        5

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (Unaudited with Respect to the Three Month
                     Periods Ended March 31, 1997 and 1996)

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

         (e)      Statement of cash flows:
                  ------------------------

                  For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

      Three Months Ended March 31,                      Interest   Income Taxes
      ----------------------------                      --------   ------------

1997..................................................  $915,000    $395,000
1996 .................................................   893,000      14,000

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (Unaudited with Respect to the Three Month
                     Periods Ended March 31, 1997 and 1996)



(NOTE 2) - Significant Accounting Policies: (continued)
-------------------------------------------

                  (f)      Estimated fair value of financial instruments:
                           ----------------------------------------------

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

                  (g)      Use of estimates:
                           -----------------

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

                  (h)      Concentration of credit risk:
                           -----------------------------

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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (Unaudited with Respect to the Three Month
                     Periods Ended March 31, 1997 and 1996)


(NOTE 3) - Subordinated Debentures Payable:
-------------------------------------------

The Company's Registered Floating Rate Redeemable Debentures consist of the following:


                                                                      March 31,                December 31,
                                                                        1997                       1996
                                                                      ---------                ------------

      Series 10/4/89, interest at 1% above prime..............                                  $2,000,000
      Series 3/28/90, interest at 1% above prime..............                                   2,000,000
      Series 5/13/91, interest at 2% above prime..............        $6,000,000                 6,000,000
      Series 2/20/92, interest at 2% above prime..............         4,500,000                 4,500,000
      Series 6/29/92, interest at 2% above prime..............         7,000,000                 7,000,000
      Series 9/13/93, interest at 2% above prime..............         8,000,000                 8,000,000
      Series 1/28/94, interest at 2% above prime..............         4,500,000                 4,500,000
      Series 10/28/94, interest at 2% above prime.............         4,500,000                 4,500,000
      Series 5/12/95, interest at 1% above prime..............                                   1,000,000
      Series 5/12/95, interest at 2% above prime..............         9,000,000                 9,000,000
      Series 10/19/95, interest at 1% above prime.............                                   1,000,000
      Series 10/19/95, interest at 2% above prime.............         9,000,000                 9,000,000
      Series 5/10/96, interest at 1% above prime..............         1,000,000                 1,000,000
      Series 5/10/96, interest at 2% above prime..............        10,000,000                10,000,000
      Series 10/15/96, interest at 1% above prime.............           500,000                   500,000
      Series 10/15/96, interest at 2% above prime.............         5,500,000                 5,500,000
                                                                     -----------               -----------
      ........................................................       $69,500,000               $75,500,000
                                                                     ===========               ===========

      "Prime" refers to the prime rate of Chase Manhattan Bank.

Prime was 8 1/2% on March 31, 1997 and 8 1/4% on December 31, 1996. Minimum interest is 9 1/2% and maximum interest is 15% on Series 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14% and Series 9/13/93, 1/28/94, 10/28/94, 5/12/95,
10/19/95, 5/10/96 and 10/15/96 have maximum interest of 12%.

Payment of interest on an aggregate of $13,390,000 of debentures is deferred until maturity and earns interest at prime. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1994, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 1998.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (Unaudited with Respect to the Three Month
                     Periods Ended March 31, 1997 and 1996)


(NOTE 3) - Subordinated Debentures Payable: (continued)
-------------------------------------------

On February 27, 1997 the Company called for redemption of $6,000,000 of Debentures which were paid on March 31, 1997.

Maturities of debentures are summarized as follows:

              Year Ending December 31,                                    March 31, 1997
              ------------------------                                    --------------

                  1997................................................... $             0
                  1998...................................................       1,000,000
                  1999...................................................      11,000,000
                  2000...................................................       7,000,000
                  2001...................................................       8,000,000
                  Thereafter until 2005..................................      42,500,000
                                                                              -----------
                  Total..................................................     $69,500,000
                                                                              ===========


(NOTE 4) - Mortgages Receivable:
--------------------------------

Information as to mortgages receivable is summarized as follows:

                                                      March 31, 1997           December 31, 1996
                                                      --------------           -----------------

         First Mortgages...............................   $63,841,000                $62,914,000
         Junior Mortgages............................       7,672,000                  7,687,000
                                                         ------------               ------------
         .............................................    $71,513,000                $70,601,000

         Less Unearned Discount......................         981,000                    902,000
                                                         ------------               ------------
         Total........................................    $70,532,000                $69,699,000
                                                          ===========                ===========

Interest rates on mortgages range from 6% to 24%. Certain mortgages have been discounted utilizing rates ranging from 12% to 18%.

During the first quarter of 1997, certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which
represents  the  balance  of  the  unamortized   discount  applicable  to  these
mortgages.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (Unaudited with Respect to the Three Month
                     Periods Ended March 31, 1997 and 1996)


(NOTE 4) - Mortgages Receivable: (continued)
--------------------------------

Annual maturities of mortgages receivable during the next five years are summarized as follows:


              Year Ending December 31,                                      March 31, 1997
              ------------------------                                      --------------

                  1997.......................................................$ 17,341,000
                  1998.......................................................  14,292,000
                  1999.......................................................  15,187,000
                  2000.......................................................   2,767,000
                  2001.......................................................     766,000
                  Thereafter until 2015......................................  21,160,000
                                   -----                                       ----------
                  Total......................................................$ 71,513,000
                                                                             ============

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.

(NOTE 5) - Related Party Transactions:
--------------------------------------

Other income includes fees of $2,000 and $4,000 from affiliates for the three months ended March 31, 1997 and 1996, respectively.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (Unaudited with Respect to the Three Month
                     Periods Ended March 31, 1997 and 1996)

(NOTE 5) - Related Party Transactions: (continued)
--------------------------------------

The Company utilizes personnel and other facilities of affiliated entities and is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages and distributing debentrure interest checks. Such fees amounted to $66,000 and $67,000 for the three months ended March 31, 1997 and 1996, respectively. Management believes these service fees are reasonable.

(NOTE 6) - Commitments:
-----------------------

     (a) Office lease:
         -------------

The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rents the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $29,000 and $25,000 for the three months ended March 31, 1997 and 1996, respectively.


Future minimum rents under the lease are as follows:

                  Year Ending December 31                                     March 31, 1997
                  -----------------------                                     --------------
                  1997.......................................................  $  119,892
                  1998.......................................................     174,902
                  1999.......................................................     174,902
                  2000.......................................................     179,133
                  2001.......................................................     191,828
                  Thereafter................................................      527,527
                                                                                  -------
                  Total......................................................  $1,368,184
                                                                               ==========

The Company shares this space with affiliates who were charged rent of $16,000 and $19,000 for the three months ended March 31, 1997 and 1996, respectively.

     (b) Employment agreement:
         ---------------------

Effective as of July 1, 1995, the Company entered into an employment agreement with its Executive Vice President for a term of ten years at an annual salary in the present amount of $132,500, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. In the event of the executive's death or disability, one-half of this amount will continue to be paid for a term as defined in the agreement.

(NOTE 7) - Income Taxes:
------------------------

The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (Unaudited with Respect to the Three Month
                     Periods Ended March 31, 1997 and 1996)


(NOTE 7) - Income Taxes: (continued)
------------------------

The provision for income taxes consists of the following components:

                                                                                Three Months Ended
                                                                                      March 31,
                                                                          -----------------------------
                                                                          1997                     1996
                                                                          ----                     ----
      Current taxes:
           Federal..................................................    $122,000                   $11,000
           State and local.........................................       83,000                     8,000

      Deferred taxes:
           Federal.................................................      (28,000)                    8,000
           State and local.........................................      (18,000)                    5,000
                                                                         --------                  -------
           Total tax provision.....................................      $159,000                  $32,000
                                                                         ========                  =======

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                                               March 31, 1997            December 31, 1996
                                                               --------------            -----------------
         Debenture underwriting commissions........................  $16,000                     $19,000
         Deferred fees and interest...............................    57,000                      58,000
         Discount on mortgages receivable........................    (20,000)                    (70,000)
                                                                     --------                    --------
              Total...............................................   $53,000                     $ 7,000
                                                                     ========                    =======

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                1997                    1996
                                                                                ----                     ----

      Tax computed based upon the statutory federal tax rate................  $119,000                 $25,000
      State and local income tax, net of federal income tax benefit............ 43,000                   9,000
      Non-taxable income ....................................................   (3,000)                 (2,000)
                                                                              ---------                --------
      Total...................................................................$159,000                 $32,000
                                                                              =========                =======

(NOTE 8) - Subsequent Event:
----------------------------

A Registration statement for the sale of a $8,500,000 of Floating Rate Redeemable Subordinated Debentures was filed with Securities and Exchange Commission on March 11, 1997 and was declared effective on April 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
        -------------------------

Liquidity and Capital Resources:

The Company is engaged in the real estate business, including the originating and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. The Company's current investment policy emphasizes the investment in mortgage loans on income producing properties. The majority of the Company's loans are expected to mature within approximately five years.

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholder's equity at March 31, 1997 was $10,267,000, compared with $10,075,000 at December 31, 1996. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities. Debentures in an aggregate principal amount of $6,000,000 previously called for redemption and were paid on March 31, 1997.

Results of Operations:

Three Months Ended March 31, 1997 and 1996

For the three months ended March 31, 1997 interest income was $2,598,000 as compared to $2,090,000 for the same period a year ago. The increase of $508,000 resulted primarily from an increase in mortgages receivable from $61,424,000 at March 31, 1996 to $70,532,000 at March 31, 1997.

Other income for the 1997 period was $123,000 as compared to $56,000 for the 1996 period. The increase of $67,000 resulted mainly from an increase in prepayment premium.

Interest expense for the 1997 period was $1,992,000 as compared to $1,708,000 for the 1996 period. The increase of $284,000 resulted mainly from an increase in long-term obligations.

The provision for income taxes are $159,000 and $32,000 for three months ended March 31, 1997 and 1996, respectively. These provisions represent 45% and 43% of pretax income for each period.

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

The Company is engaged in the real estate business and its results of operations are affected by general economic trends in real estate markets, as well as by trends in the general economy and the movement of interest rates. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic condition in that area can also have an impact on the Company's operations.

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

At March 31, 1997, 54% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Florida, Georgia, New Jersey, upstate New York, Pennsylvania and Virginia.

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

Current Loan Status:

At March 31, 1997, the Company had 48 real estate mortgage loans in its portfolio, totaling $71,513,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 24% per annum. Certain mortgages have been discounted utilizing rates between 12% and 18% per annum.

Through 3/31/97, the Company has experienced only one delinquency in its mortgage portfolio. It is pursuing foreclosure proceedings with respect to this mortgage, the principal balance of which mortgage is approximately $1,584,000.

Certain information concerning the Company's mortgage loans outstanding at March 31, 1997 is set forth below:

                                                            Carrying
                                                           Amount of
                                                            Mortgage                                   No. of
                                                              Loans               Prior Liens           Loans
                                                              -----               -----------           -----

      First Mortgage Loans................................  $62,860,000        $      - 0 -               42
      Junior Mortgages....................................    7,672,000             20,925,000             6

                                                            -----------            -----------            --
      ..................................................... $70,532,000            $20,925,000            48
                                                            ===========            ===========            ==


The historical cost of the mortgage loans which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings

              At March 31, 1997, the Company was involved in one legal proceeding. On or about December 12, 1996, in the Circuit Court for Osceola County, Florida, the Company commenced mortgage foreclosure proceedings relating to real property located in Osceola County, Florida. The principal amount of such mortgage is approximately $1,584,000.


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




                              INTERVEST CORPORATION OF NEW YORK
                              (Registrant)



Dated: May 6, 1997            /S/ Lowell S. Dansker
                              ---------------------
                                  Lowell S. Dansker, President
                                   (Principal Executive Officer),
                                   Treasurer (Principal Financial Officer and
                                   Principal Accounting Officer) and Director




Dated: May 6, 1997            /S/ Lawrence G. Bergman
                              -----------------------
                                  Lawrence G. Bergman, Vice President,
                                   Secretary and Director