Form 10-Q
period 1997-06-30
INTERVEST CORPORATION OF NEW YORK
filed 1997-08-11
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to



                       Commission File Number 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)


                 New York                                 13-3415815
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


          10 Rockefeller Plaza, New York, New York       10020-1903
--------------------------------------------------------------------------------

       (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code      (212) 757-7300
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

     Class of Common Stock                   Outstanding at June 30, 1997
     ---------------------                   ----------------------------
        No Par Value                                   31.84 Shares

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

Results for the three months and for the six months ended June 30, 1997 and 1996 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results for the full years.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                            June 30,     DECEMBER 31,
                                                                              1997          1996
                                                                          -----------    -----------
                                                                         (Unaudited)
ASSETS

  Interest income Cash and cash equivalents                               $21,817,000    $16,911,000
  Mortgages receivable, including due from
         affiliates of $6,250,000 (Notes 2, 4 and 5)                       65,468,000     69,699,000
  Deferred debenture offering costs,
         net of accumulated amortization
  of $2,228,000 and $2,262,000 (Note 2)                                     4,694,000      4,475,000
  Other assets (Note 7)                                                     1,138,000      1,138,000
                                                                          -----------    -----------
                                                                          $93,117,000    $92,223,000
                                                                          ===========    ===========

                   TOTAL ASSETS


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued expenses                                 $    93,000    $   406,000
    Mortgage escrow deposits                                                1,144,000      2,356,000
    Subordinated debentures payable (Note 3)                               77,000,000     75,500,000
    Debenture interest payable at maturity (Note 3)                         4,183,000      3,506,000
    Deferred mortgage interest and fees                                       326,000        380,000
                                                                          -----------    -----------

                                 TOTAL LIABILITIES                         82,746,000     82,148,000
                                                                          -----------    -----------
commitments and other matters (note 6)

STOCKHOLDERS' EQUITY
         Common stock, no par value;
           authorized 200 shares; issued
           and outstanding 32 shares                                        2,000,000      2,000,000
         Additional paid-in capital                                         3,509,000      3,509,000
         Retained earnings                                                  4,862,000      4,566,000
                                                                          -----------    -----------

                        TOTAL STOCKHOLDERS' EQUITY                         10,371,000     10,075,000
                                                                          -----------    -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 93,117,000   $ 92,223,000
                                                                          ===========    ===========


See notes to financial statements
                                        3



                  INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS

                                               Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                           -----------------------     ------------------------
                                               1997         1996          1997          1996
                                               ----         ----          ----          ----
                                                  (Unaudited)                 (Unaudited)
REVENUE
  Interest income
    Affiliates                             $  173,000    $  173,000    $  347,000    $  347,000
    Others                                  2,149,000     2,108,000     4,573,000     4,024,000
                                           ----------    ----------    ----------    ----------
         Total                              2,322,000     2,281,000     4,920,000     4,371,000
  Other income (Note 5)                       105,000        81,000       228,000       137,000
  Gain on early repayment of discounted
    mortgages receivable (Note 4)              99,000        75,000       203,000        75,000
                                           ----------    ----------    ----------    ----------
                                            2,526,000     2,437,000     5,351,000     4,583,000
                                           ----------    ----------    ----------    ----------
EXPENSES
  Interest                                  1,972,000     1,622,000     3,964,000     3,330,000
  General and administrative (Note 5)         157,000       189,000       335,000       346,000
  Amortization of deferred debenture
    offering costs (Note 2)                   206,000       224,000       510,000       432,000
                                           ----------    ----------    ----------    ----------
                                            2,335,000     2,035,000     4,809,000     4,108,000
                                           ----------    ----------    ----------    ----------
Income before income taxes                    191,000       402,000       542,000       475,000
Provision for income taxes (Note 7)            87,000       183,000       246,000       215,000
                                           ----------    ----------    ----------    ----------
NET INCOME                                    104,000       219,000       296,000       260,000
Retained earnings - beginning               4,758,000     3,910,000     4,566,000     3,869,000
                                           ----------    ----------    ----------    ----------
RETAINED EARNINGS - END                    $4,862,000    $4,129,000    $4,862,000    $4,129,000
                                           ==========    ==========    ==========    ==========
See notes to financial statements

                                            4



                  INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                              1997             1996
                                                              ----             ----
                                                                   (Unaudited)
OPERATING ACTIVITIES

  Net Income                                           $    296,000     $    260,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Amortization of discount on mortgages receivable         (218,000)        (179,000)

  Amortization of deferred debenture offering costs         510,000          431,000
  Gain on early repayment of discounted mortgages          (203,000)         (75,000)

  Changes in operating assets and liabilities:
    Other assets                                                            (343,000)
    Accounts payable and accrued liabilities               (313,000)          39,000
    Mortgage escrow deposits                             (1,212,000)       1,272,000
    Debenture interest payable at maturity                  677,000          593,000
    Deferred mortgage interest and fees                     (54,000)          87,000
                                                       ------------     ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (517,000)       2,085,000
                                                       ------------     ------------

INVESTING ACTIVITIES

  Collection of mortgages receivable                     17,981,000        7,429,000
  Mortgages receivable acquired                         (13,329,000)     (23,086,000)
  Principal payments of mortgages payable                                     (9,000)
                                                       ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       4,652,000      (15,666,000)
                                                       ------------     ------------
FINANCING ACTIVITIES
  Proceeds from subordinated debenture offerings          7,500,000       11,000,000
  Payment of debenture offering costs                      (729,000)        (906,000)
  Principal payments of subordinated debentures          (6,000,000)      (5,700,000)
                                                       ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   771,000        4,394,000
                                                       ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          4,906,000       (9,187,000)
Cash and cash equivalents at beginning of period         16,911,000       17,670,000
                                                       ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 21,817,000     $  8,483,000
                                                       ============     ============


See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1997 and 1996)

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

         (e)      Statement of cash flows:

                  For purposes of the statement of cash flows, the Company considers all highly liquid instruments (principally commercial paper) purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

      Six Months Ended June 30,        Interest                     Income Taxes

                   1997...............$3,288,000                      $643,000
                   1996..............  2,737,000                        88,000

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1997 and 1996)



(NOTE 2) - Significant Accounting Policies: (continued)
-------------------------------------------------------

                  (f)      Estimated fair value of financial instruments:

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

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1997 and 1996)



(NOTE 3) - Subordinated Debentures Payable:
-------------------------------------------

The Company's Registered Floating Rate Redeemable Debentures consist of the following:


                                                                       June 30,                  December 31,
                                                                         1997                          1996
                                                                         ----                          ----
      Series 10/4/89, interest at 1% above prime.....................                               2,000,000
      Series 3/28/90, interest at 1% above prime.....................                               2,000,000
      Series 5/13/91, interest at 2% above prime.....................   6,000,000                   6,000,000
      Series 2/20/92, interest at 2% above prime.....................   4,500,000                   4,500,000
      Series 6/29/92, interest at 2% above prime.....................   7,000,000                   7,000,000
      Series 9/13/93, interest at 2% above prime.....................   8,000,000                   8,000,000
      Series 1/28/94, interest at 2% above prime.....................   4,500,000                   4,500,000
      Series 10/28/94, interest at 2% above prime....................   4,500,000                   4,500,000
      Series 5/12/95, interest at 1% above prime.....................                               1,000,000
      Series 5/12/95, interest at 2% above prime.....................   9,000,000                   9,000,000
      Series 10/19/95, interest at 1% above prime....................                               1,000,000
      Series 10/19/95, interest at 2% above prime....................   9,000,000                   9,000,000
      Series 5/10/96, interest at 1% above prime.....................   1,000,000                   1,000,000
      Series 5/10/96, interest at 2% above prime.....................  10,000,000                  10,000,000
      Series 10/15/96, interest at 1% above prime....................     500,000                     500,000
      Series 10/15/96, interest at 2% above prime....................   5,500,000                   5,500,000
      Series 4/30/97, interest at 9% ................................     500,000
      Series 4/30/97, interest at 1% above prime.....................   7,000,000
                                                                      -----------                 -----------
                                                                      $77,000,000                 $75,500,000
                                                                      ===========                 ===========

      "Prime" refers to the prime rate of Chase Manhattan Bank.


               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1997 and 1996)


(NOTE 3) - Subordinated Debentures Payable: (continued)
-------------------------------------------------------

Prime was 8 1/2% on June 30, 1997 and 8 1/4% on December 31, 1996. Minimum interest is 9 1/2% and maximum interest is 15% on Series 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14%, Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95,
5/10/96 and 4/30/97 due October 1, 2005 have maximum interest of 12%, and Series 4/30/97 due July 1, 1999 has an interest rate of 9%.

At June 30, 1997 payment of interest on an aggregate of $13,850,000 of debentures is deferred until maturity and earns interest at prime. Generally debenture holders who have deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1995, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 1999.

The debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

Maturities of debentures are summarized as follows:

              Year Ending December 31,           June 30, 1997
              ------------------------           -------------

                  1997........................... $     - 0 -
                  1998...........................   1,000,000
                  1999...........................  11,500,000
                  2000...........................   7,000,000
                  2001...........................   8,000,000
                  Thereafter until 2005..........  49,500,000
                                                   ----------
                  Total.......................... $77,000,000
                                                  ===========

(NOTE 4) - Mortgages Receivable:

Information as to mortgages receivable is summarized as follows:

                                       June 30, 1997           December 31, 1996
                                       -------------           -----------------
         First Mortgages.............   $58,636,000                $62,914,000
         Junior Mortgages............     7,665,000                  7,687,000

                                         ----------                 ----------
         ............................    66,301,000                 70,601,000

         Less Unearned Discount......       833,000                    902,000
                                       ------------               ------------
         Total......................    $65,468,000                $69,699,000
                                         ===========                ===========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1997 and 1996)



(NOTE 4) - Mortgages Receivable: (continued)
--------------------------------------------

Interest rates on mortgages range from 6% to 23%. Certain mortgages have been discounted utilizing rates ranging from 12% to 17%.

During 1997 and 1996 certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Maturities of mortgages receivable during the next five years are summarized as follows:

              Year Ending December 31,                June 30, 1997
              ------------------------                -------------

                  1997................................  11,458,000
                  1998................................  13,107,000
                  1999................................  17,254,000
                  2000................................   2,798,000
                  2001................................     801,000
                  Thereafter until 2015...............  20,883,000
                                                       -----------
                  Total............................... $66,301,000
                                                       ===========

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.

(NOTE 5) - Related Party Transactions:
--------------------------------------

Other income includes fees of $3,000 and $5,000 from affiliates for the six months ended June 30, 1997 and 1996, respectively.

The Company utilizes personnel and other facilities of affiliated entities and is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages, and distributing debenture interest checks. Such fees amounted to $132,000 and $133,000 for the six months ended June 30, 1997 and 1996, respectively. Management believes these service fees are reasonable.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1997 and 1996)



(NOTE 6) - Commitments:
-----------------------

     (a) Office lease:

The Company occupies its office space under a lease which terminates on June 30, 2004. In addition to minimum rent the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $57,000 and $50,000 for the six months ended June 30, 1997 and 1996, respectively.

Future minimum rents under the lease are as follows:

                  Year Ending December 31             June 30, 1997
                  -----------------------             -------------

                  1997...............................   $  81,809
                  1998...............................     174,902
                  1999...............................     174,902
                  2000...............................     179,133
                  2001...............................     191,828
                  Thereafter.........................     527,527
                                                       ----------
                  Total..............................  $1,330,101
                                                       ==========

The Company shares this space with affiliates who were charged rent of $30,000 and $39,000 for the six months ended June 30, 1997 and 1996, respectively.

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

                        INTERVEST CORPORATION OF NEW YORK

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1997 and 1996)


(NOTE 7) - Income Taxes   (continued)
-----------------------

The provision for income taxes consists of the following components:
                                                   Six Months Ended
                                                       June 30,
                                          --------------------------------
                                            1997                    1996
                                            ----                    ----
      Current taxes:
           Federal...................     $173,000                $113,000
           State and local...........      118,000                  78,000

      Deferred taxes:
           Federal...................      (27,000)                 14,000
           State and local...........      (18,000)                 10,000
                                        ----------               ---------
           Total tax provision.......     $246,000                $215,000
                                        ==========                ========

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                                June 30, 1997  December 31, 1996
                                                -------------  -----------------
         Debenture underwriting commissions...  $  14,000        $  19,000
         Deferred fees and interest...........     57,000           58,000
         Discount on mortgages receivable.....    (19,000)         (70,000)
                                                 --------           ------
              Total...........................    $52,000        $   7,000
                                                 ========           ======

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                Six Months Ended
                                                     June 30,
                                           -------------------------
                                             1997              1996
                                             ----              ----
      Tax computed based upon the
          statutory federal tax rate       $184,000         $161,000

      State and local income tax, net
          of federal income tax benefit      67,000           61,000

      Non-taxable income............         (5,000)          (7,000)
                                          ---------         --------
      Total.........................       $246,000         $215,000
                                           ========         ========

Item     2.  Management's  Discussion  and Analysis of Financial  Condition  and
--------------------------------------------------------------------------------
         Results of Operations
         ---------------------

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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholder's equity at June 30, 1997 was $10,371,000, compared with $10,075,000 at December 31, 1996. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Three Months Ended June 30, 1997 and 1996

For the three months ended June 30, 1997 interest income was $2,322,000 as compared to $2,281,000 for the same period a year ago. The increase of $41,000 resulted mainly from a higher average balance of mortgages receivable for the 1997 period, offset in part by lower interest rates on certain mortgages.

Other income for the 1997 period was $105,000 as compared to $81,000 for the 1996 period. The increase of $24,000 resulted mainly from an increase in mortgage extension fees.

Interest expense for the 1997 period was $1,972,000 as compared to $1,622,000 for the 1996 period. The increase of $350,000 resulted mainly from an increase in long-term obligations and an increase in interest rate.

General and administrative expenses for the 1997 period was $157,000 as compared to $189,000 for 1996. The decrease of $32,000 resulted mainly from a decrease in placement fees for mortgages receivable and advertising expenses.

The provision for income taxes are $87,000 and $183,000 for three months ended June 30, 1997 and 1996, respectively. These provisions represent 46% of pretax income for each period.

Six Months Ended June 30, 1997 and 1996

For the Six months ended June 30, 1997 interest income was $4,920,000 as compared to $4,371,000 for the same period a year ago. The increase of $549,000 resulted mainly from a higher average balance of mortgages receivable for the 1997 period, offset in part by lower interest rates on certain mortgages.

Other income for the 1997 period was $228,000 as compared to $137,000 for the 1996 period. The increase of $91,000 resulted mainly from an increase in prepayment premium and mortgage extension fees.

Interest expense for the 1997 period was $3,964,000 as compared to $3,330,000 for the 1996 period. The increase of $634,000 resulted mainly from an increase in long-term obligations and an increase in interest rate.

General and administrative expenses for the 1997 period was $335,000 as compared to $346,000 for 1996. The decrease of $11,000 resulted mainly from a decrease in placement fees for mortgages receivable and the decreased advertising expenses, offset in part by an increase in trustee and registrar fees.

The provision for income taxes are $246,000 and $215,000 for six months ended June 30, 1997 and 1996, respectively. These provisions represent 45% of pretax income for each period.

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

At June 30, 1997, 68% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Florida, Georgia, New Jersey, upstate New York, Pennsylvania and Virginia.

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

Current Loan Status:

At June 30, 1997, the Company had 47 real estate mortgage loans in its portfolio, totaling $66,301,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 23% per annum. Certain mortgages have been discounted utilizing rates between 12% and 17% per annum.

At June 30, 1997, the Company had one delinquency in its mortgage portfolio. It is pursuing foreclosure proceedings with respect to this mortgage, the principal balance of which is approximately $1,584,000.

Certain information concerning the Company's mortgage loans outstanding at June 30, 1997 is set forth below:
                                           Carrying
                                           Amount of
                                           Mortgage                       No. of
                                            Loans      Prior Liens         Loans
                                            -----      -----------         -----

      First Mortgage Loans.............  $57,802,000   $  - 0 -             41
      Junior Mortgages.................    7,666,000    20,876,000           6
                                         -----------   -----------           --
      .................................. $65,468,000   $20,876,000           47
                                         ===========    ===========          ==

The historical cost of the mortgage loans which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

              At June 30, 1997, the Company was involved in one legal proceeding. On or about December 12, 1996, in the Circuit Court for Osceola County, Florida, the Company commenced mortgage foreclosure proceedings relating to real property located in Osceola County, Florida. The principal amount of such mortgage is approximately $1,584,000. The mortgagor has filed for Bankruptcy protection which has delayed the foreclosure proceedings.


Item 2. Changes in Securities

                  None


Item 3. Defaults Upon Senior Securities

                  None


Item 4. Submission of Matters to a Vote of Security Holders

                  None


Item 5. Other Information

                  None


Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits - The following exhibit is filed herewith


              (b) No reports on Form 8-K were filed during this quarter

                  Exhibit 27 - Financial Data Schedule

o                                       16

                                   SIGNATURES





PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            INTERVEST CORPORATION OF NEW YORK
                                            (Registrant)



Dated: August     , 1997                        /S/ Lowell S. Dansker
                                                ---------------------
                                                Lowell  S.  Dansker,   President
                                                (Principal  Executive  Officer),
                                                Treasurer  (Principal  Financial
                                                Officer and Principal Accounting
                                                Officer) and Director





Dated: August      , 1997                       /S/ Lawrence G. Bergman
                                                -----------------------
                                                Lawrence   G.   Bergman,    Vice
                                                President,     Secretary     and
                                                Director