Form 10-Q
period 1997-09-30
INTERVEST CORPORATION OF NEW YORK
filed 1997-11-06
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

                                OR

          [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

                       ----------------------------------

                       Commission File Number 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               New York                                   13-3415815
------------------------------------         -----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


10 Rockefeller Plaza, New York, New York                    10020-1903
-----------------------------------------        -------------------------------
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code          (212) 757-7300
                                                  ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X          NO        .

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

          Class of Common Stock         Outstanding at September 30, 1997
          ---------------------         ---------------------------------

                 No Par Value                  31.84 Shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  Financial Statements

Results for the three months and for the nine months ended September 30, 1997 and 1996 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results for the full years.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       September 30,   DECEMBER 31,
                                                            1997           1996
                                                       -------------   ------------
                                                        (Unaudited)
ASSETS
     Cash and cash equivalents                          $20,923,000    $16,911,000
     Mortgages receivable, including due from
       affiliates of $6,250,000 (Notes 2, 4 and 5)       68,307,000     69,699,000
     Deferred debenture offering costs,
       net of accumulated amortization
       of $2,451,000 and $2,262,000 (Note 2)              4,492,000      4,475,000
     Other assets (Note 7)                                1,243,000      1,138,000
                                                        -----------    -----------
                                                        $94,965,000    $92,223,000
           TOTAL ASSETS                                 ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses              $   103,000    $   406,000
     Mortgage escrow deposits                             1,585,000      2,356,000
     Subordinated debentures payable (Note 3)            78,000,000     75,500,000
     Debenture interest payable at maturity (Note 3)      4,521,000      3,506,000
     Deferred mortgage interest and fees                    319,000        380,000
                                                        -----------    -----------

                             TOTAL LIABILITIES           84,528,000     82,148,000
                                                        -----------    -----------
commitments and other matters (note 6)

STOCKHOLDERS' EQUITY
     Common stock, no par value;
       authorized 200 shares; issued
       and outstanding 32 shares                          2,000,000      2,000,000
     Additional paid-in capital                           3,509,000      3,509,000
     Retained earnings                                    4,928,000      4,566,000
                                                        -----------    -----------

                    TOTAL STOCKHOLDERS' EQUITY           10,437,000     10,075,000
                                                        -----------    -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $94,965,000    $92,223,000
                                                        ===========    ===========


See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                               ------------------          -----------------
                                               1997         1996           1997         1996
                                               ----         ----           ----         ----
                                                  (Unaudited)               (Unaudited)
REVENUE

  Interest income
    Affiliates                             $  173,000    $  173,000    $  520,000    $  520,000
    Others                                  2,391,000     2,418,000     6,964,000     6,442,000
                                           ----------    ----------    ----------    ----------
     Total                                  2,564,000     2,591,000     7,484,000     6,962,000

  Other income (Note 5)                        96,000       103,000       324,000       241,000
  Gain on early repayment of discounted
    mortgages receivable (Note 4)              13,000        30,000       216,000       105,000
                                           ----------    ----------    ----------    ----------
                                            2,673,000     2,724,000     8,024,000     7,308,000
                                           ----------    ----------    ----------    ----------
EXPENSES

  Interest                                  2,096,000     1,827,000     6,060,000     5,157,000
  General and administrative (Note 5)         231,000       201,000       566,000       548,000
  Amortization of deferred debenture
    offering costs (Note 2)                   224,000       216,000       734,000       647,000
                                           ----------    ----------    ----------    ----------

                                            2,551,000     2,244,000     7,360,000     6,352,000
                                           ----------    ----------    ----------    ----------

Income before income taxes                    122,000       480,000       664,000       956,000


Provision for income taxes (Note 7)            56,000       217,000       302,000       433,000
                                           ----------    ----------    ----------    ----------

NET INCOME                                     66,000       263,000       362,000       523,000

Retained earnings - beginning               4,862,000     4,129,000     4,566,000     3,869,000
                                           ----------    ----------    ----------    ----------

RETAINED EARNINGS - END                    $4,928,000    $4,392,000    $4,928,000    $4,392,000
                                           ==========    ==========    ==========    ==========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                            1997               1996
                                                            ----               ----
                                                                 (Unaudited)
OPERATING ACTIVITIES

  Net Income                                           $    362,000     $    523,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Amortization of discount on mortgages receivable         (318,000)        (304,000)
  Amortization of deferred debenture offering costs         734,000          647,000
  Gain on early repayment of discounted mortgages          (216,000)        (105,000)
  Changes in operating assets and liabilities:
    Other assets                                           (105,000)        (381,000)
    Accounts payable and accrued liabilities               (303,000)         205,000
    Mortgage escrow deposits                               (771,000)       1,456,000
    Debenture interest payable at maturity                1,015,000          939,000
    Deferred mortgage interest and fees                     (61,000)         108,000
                                                       ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   337,000        3,088,000
                                                       ------------     ------------
INVESTING ACTIVITIES

  Collection of mortgages receivable                     23,026,000       10,689,000
  Mortgages receivable acquired                         (21,100,000)     (30,741,000)
  Principal payments of mortgages payable                                    (16,000)
                                                       ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       1,926,000      (20,068,000)
                                                       ------------     ------------
FINANCING ACTIVITIES

  Proceeds from subordinated debenture offerings          8,500,000       11,000,000
  Payment of debenture offering costs                      (751,000)        (970,000)
  Principal payments of subordinated debentures          (6,000,000)      (5,700,000)
                                                       ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,749,000        4,330,000
                                                       ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          4,012,000      (12,650,000)

Cash and cash equivalents at beginning of period         16,911,000       17,670,000
                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 20,923,000     $  5,020,000
                                                       ============     ============


See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1997 and 1996)

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

     (e)  Statement of cash flows:

          For purposes of the statement of cash flows, the Company considers all highly liquid instruments (principally commercial paper) purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

     Nine Months Ended September 30,    Interest       Income Taxes
     -------------------------------    --------       ------------

          1997 . . . . . . . . . . . .$5,045,000          $736,000
          1996 . . . . . . . . . . .   4,219,000           142,000

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1997 and 1996)



(NOTE 2) - Significant Accounting Policies: (continued)


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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1997 and 1996)



(NOTE 3) - Subordinated Debentures Payable:

          The Company's Registered Floating Rate Redeemable Debentures consist of the following:

                                                            September 30,        December 31,
                                                               1997                  1996
                                                               ----                  ----
  Series 10/4/89, interest at 1% above prime . . . . . .                         $2,000,000
  Series 3/28/90, interest at 1% above prime . . . . . .                          2,000,000
  Series 5/13/91, interest at 2% above prime . . . . . .     $6,000,000           6,000,000
  Series 2/20/92, interest at 2% above prime . . . . . .      4,500,000           4,500,000
  Series 6/29/92, interest at 2% above prime . . . . . .      7,000,000           7,000,000
  Series 9/13/93, interest at 2% above prime . . . . . .      8,000,000           8,000,000
  Series 1/28/94, interest at 2% above prime . . . . . .      4,500,000           4,500,000
  Series 10/28/94, interest at 2% above prime. . . . . .      4,500,000           4,500,000
  Series 5/12/95, interest at 1% above prime . . . . . .                          1,000,000
  Series 5/12/95, interest at 2% above prime . . . . . .      9,000,000           9,000,000
  Series 10/19/95, interest at 1% above prime. . . . . .                          1,000,000
  Series 10/19/95, interest at 2% above prime. . . . . .      9,000,000           9,000,000
  Series 5/10/96, interest at 1% above prime . . . . . .      1,000,000           1,000,000
  Series 5/10/96, interest at 2% above prime . . . . . .     10,000,000          10,000,000
  Series 10/15/96, interest at 1% above prime. . . . . .        500,000             500,000
  Series 10/15/96, interest at 2% above prime. . . . . .      5,500,000           5,500,000
  Series 4/30/97, interest at 9% . . . . . . . . . . . .        500,000
  Series 4/30/97, interest at 1% above prime . . . . . .      8,000,000
                                                            -----------         -----------
                                                            $78,000,000         $75,500,000
                                                            ===========         ===========

  "Prime" refers to the prime rate of Chase Manhattan Bank.
                                       8

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1997 and 1996)


(NOTE 3) - Subordinated Debentures Payable: (continued)

Prime was 8.5% on September 30, 1997 and 8.25% on December 31, 1996. Minimum interest is 9.5% and maximum interest is 15% on Series 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interst of 14%, Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95,
5/10/96 and 4/30/97 due October 1, 2005 have maximum interest of 12%, and Series 4/30/97 due July 1, 1999 has an interest rate of 9%.

At September 30, 1997 payment of interest on an aggregate of $13,820,000 of debentures is deferred until maturity and earns interest at prime. Generally debenture holders who have deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1995, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 1999.

The debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

Maturities of debentures are summarized as follows:

       Year Ending December 31,
       ------------------------

          1997 . . . . . . . . . . . . . . .  $     - 0 -
          1998 . . . . . . . . . . . . . . . .     1,000,000
          1999 . . . . . . . . . . . . . . . .    11,500,000
          2000 . . . . . . . . . . . . . . . .     7,000,000
          2001 . . . . . . . . . . . . . . . .     8,000,000
          Thereafter until 2005. . . . . . . . .  50,500,000
                                                 -----------
          Total. . . . . . . . . . . . . . . . . $78,000,000
                                                 ===========

(NOTE 4) - Mortgages Receivable:

Information as to mortgages receivable is summarized as follows:

                                   September 30, 1997   December 31, 1996
                                   ------------------   -----------------

    First Mortgages. . . . . . . .    $62,635,000          $62,914,000
    Junior Mortgages . . . . . . .      6,534,000            7,687,000

                                      -----------          -----------
     . . . . . . . . . . . . . . .     69,169,000           70,601,000

    Less Unearned Discount . . .          862,000              902,000
                                      -----------          -----------
    Total. . . . . . . . . . . . .    $68,307,000          $69,699,000
                                      ===========          ===========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1997 and 1996)


(NOTE 4) - Mortgages Receivable: (continued)

Interest rates on mortgages range from 6% to 23%. Certain mortgages have been discounted utilizing rates ranging from 12% to 17%.

During 1997 and 1996 certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Maturities of mortgages receivable during the next five years are summarized as follows:

       Year Ending December 31,
          1997 . . . . . . . . . . . . . . . .  $ 10,295,000
          1998 . . . . . . . . . . . . . . . .    13,075,000
          1999 . . . . . . . . . . . . . . . .    21,317,000
          2000 . . . . . . . . . . . . . . . .     2,798,000
          2001 . . . . . . . . . . . . . . . .       801,000
          Thereafter until 2015. . . . . . . . .  20,883,000
                                                 -----------
          Total. . . . . . . . . . . . . . . . . $69,169,000
                                                 ===========

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.

(NOTE 5) - Related Party Transactions:

Other income includes $4,000 and $7,000 from affiliates for the nine months ended September 30, 1997 and 1996, respectively.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1997 and 1996)


(NOTE 5) - Related Party Transactions: (continued)

The Company utilizes personnel and other facilities of affiliated entities and is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages, and distributing debenture interest checks. Such fees amounted to $198,000 and $204,000 for the nine months ended September 30, 1997 and 1996, respectively. Management believes these service fees are reasonable.

(NOTE 6) - Commitments:

     (a) Office lease:

The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rent the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $86,000 and $76,000 for the nine months ended September 30, 1997 and 1996, respectively.

Future minimum annual rents under the lease are as follows:

          Year Ending December 31
          -----------------------

          1997 (from 10/1/97). . . . . . . .    $  43,726
          1998 . . . . . . . . . . . . . . .      174,902
          1999 . . . . . . . . . . . . . . .      174,902
          2000 . . . . . . . . . . . . . . .      179,133
          2001 . . . . . . . . . . . . . . .      191,828
          Thereafter . . . . . . . . . . . .      527,527
                                               ----------
          Total. . . . . . . . . . . . . . .   $1,292,018
                                               ==========

The Company shares this space with affiliates, who were charged rent of $46,000 and $59,000 for the nine months ended September 30, 1997 and 1996, respectively.

     (b) Employment agreement:

Effective as of July 1, 1995, the Company entered into an employment agreement with its Executive Vice President for a term of ten years at an annual salary in the present amount of $140,450, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. In the event of the executive's death or disability, one-half of this amount will continue to be paid for a term as defined in the agreement.

(NOTE 7) - Income Taxes:

The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

                        INTERVEST CORPORATION OF NEW YORK

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1997 and 1996)


(NOTE 7) - Income Taxes  (continued)

The provision for income taxes consists of the following components:
                                                   Nine Months Ended
                                                      September 30,
                                                  -----------------
                                                  1997          1996
                                                  ----          ----
  Current taxes:
    Federal                                   $ 202,000     $ 241,000
    State and local  . . . . . . . . . . .      137,000       160,000

  Deferred taxes:
    Federal  . . . . . . . . . . . . . . .      (22,000)       19,000
    State and local  . . . . . . . . . . .      (15,000)       13,000
                                              ---------     ---------
    Total tax provision  . . . . . . . . .    $ 302,000     $ 433,000
                                              =========     =========

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                    September 30, 1997     December 31, 1996
                                    ------------------     -----------------
Debenture underwriting commissions     $ 12,000              $ 19,000
Deferred fees . . . . . . . . . . .      51,000                58,000
Discount on mortgages receivable        (19,000)              (70,000)
                                       --------              --------
  Total . . . . . . . . . . . . . .    $ 44,000              $  7,000
                                       ========              ========

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                       1997          1996
                                                       ----          ----
Tax computed based upon the
     statutory federal tax rate ................    $ 227,000     $ 325,000

State and local income tax,
     net of federal income tax benefit .........       82,000       116,000

Non-taxable income .............................       (7,000)       (8,000)
                                                    ---------     ---------

Total ..........................................    $ 302,000     $ 433,000
                                                    =========     =========

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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholder's equity at September 30, 1997 was $10,437,000, compared with $10,075,000 at December 31, 1996. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Three Months Ended September 30, 1997 and 1996

For the three months ended September 30, 1997 interest income was $2,564,000 as compared to $2,591,000 for the same period a year ago. The decrease of $27,000 resulted mainly from a decrease in mortgages receivable.

Other income for the 1997 period was $96,000 as compared to $103,000 for the 1996 period. The decrease of $7,000 resulted mainly from a decrease in mortgage late payment penalties, offset in part by an increase in prepayment premium.

Interest expense for the 1997 period was $2,096,000 as compared to $1,827,000 for the 1996 period. The increase of $269,000 resulted mainly from an increase in long-term obligations, and an increase in interest rates during the 1997 period.

General and adminstration expenses for the 1997 period was $231,000 as compared to $201,000 for the 1996 period. The increase of $30,000 resulted mainly from an increase in advertising expenses.

The provision for income taxes are $56,000 and $217,000 for three months ended September 30, 1997 and 1996, respectively. These provisions represent 46% and 45% of pretax income for each period.

Nine Months Ended September 30, 1997 and 1996

For the nine months ended September 30, 1997 interest income was $7,484,000 as compared to $6,962,000 for the same period a year ago. The increase of $522,000 resulted mainly from a higher average balance of mortgages receivable for the 1997 period.

Other income for the 1997 period was $324,000 as compared to $241,000 for the 1996 period. The increase of $83,000 resulted mainly from an increase in prepayment premium and mortgage extension fees.

Interest expense for the 1997 period was $6,060,000 as compared to $5,157,000 for the 1996 period. The increase of $903,000 resulted mainly from an increase in long-term obligations, and by an increase in interest rates during the 1997 period.

General and administrative expenses for the 1997 period was $566,000 as compared to $548,000 for 1996. The increase of $18,000 resulted mainly from an increase in advertising expenses, offset in part by a decrease in placement fees for mortgages receivable.

The provision for income taxes are $302,000 and $433,000 for nine months ended September 30, 1997 and 1996, respectively. These provisions represent 45% of pretax income for each period.

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

Business:

The Company is engaged in the real estate business and has historically invested primarily in real estate mortgage loans secured by income producing real property. It is anticipated that a substantial portion of the loans to be made by the Company will be loans with terms of up to five years. Such transactions typically require an understanding of the underlying real estate transaction and rapid processing and funding as a principal basis for competing in the making of these loans. The Company does not finance new construction.

At September 30, 1997, 67% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Florida, Georgia, New Jersey, upstate New York, Pennsylvania and Virginia.

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

Current Loan Status:

At September 30, 1997, the Company had 44 real estate mortgage loans in its portfolio, totaling $69,169,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 23% per annum. Certain mortgages have been discounted utilizing rates between 12% and 17% per annum.

At September 30, 1997, the Company had one delinquency in its mortgage portfolio. It is pursuing foreclosure proceedings with respect to this mortgage, the principal balance of which is approximately $1,584,000.

Certain information concerning the Company's mortgage loans outstanding at September 30, 1997 is set forth below:


                         Carrying
                         Amount of
                         Mortgage                        No. of
                           Loans        Prior Liens      Loans
                           -----        -----------      -----

First Mortgage Loans    $61,773,000    $   - 0 -          39
Junior Mortgages ...      6,534,000     14,576,000         5
                        -----------    -----------        --

                        $68,307,000    $14,576,000        44
                        ===========    ===========        ==

The historical cost of the mortgage loans which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination

                           PART II - OTHER INFORMATION
                           ---------------------------



Item 1.   Legal Proceedings

            At September 30, 1997, the Company was involved in one legal proceeding. On or about December 12, 1996, in the Circuit Court for Osceola County, Florida, the Company commenced mortgage foreclosure proceedings relating to real property located in Osceola County, Florida. The principal amount of such mortgage is approximately $1,584,000. The mortgagor has filed for Bankruptcy protection which has delayed the foreclosure proceedings.


Item 2.   Changes in Securities

            None


Item 3.   Defaults Upon Senior Securities

            None


Item 4.   Submission of Matters to a Vote of Security Holders

            None


Item 5.   Other Information

            None


Item 6.   Exhibits and Reports on Form 8K


            (a) Exhibits - The following exhibit is filed herewith

                Exhibit 27 - Financial Data Schedule

            (b) No reports on Form 8-K were filed during this quarter

                            SIGNATURES



PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   INTERVEST CORPORATION OF NEW YORK
                                   (Registrant)



Dated: November 3, 1997          /S/ Lowell S. Dansker
                                 -----------------------------------------------
                                     Lowell S. Dansker, President
                                     (Principal Executive Officer), Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer) and Director





Dated: November 3, 1997          /S/ Lawrence G. Bergman
                                 -----------------------------------------------
                                     Lawrence G. Bergman, Vice President,
                                     Secretary and Director