Form 10-K
period 1997-12-31
INTERVEST CORPORATION OF NEW YORK
filed 1998-03-31
CIK 835955

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                                   (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
                                      ---
                                     OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIIES EXCHANGE
                          ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from .......................................
                  to ........................................

                                                          Commission File Number
                                                                     33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
             ------------------------------------------------------
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

As of February 28, 1998 there were 31.84 shares of the Registrant's common stock outstanding.




                                TABLE OF CONTENTS



                                     PART I

                                                                                                                      Pages

Item  1           Description of Business                                                                                 3
Item  2           Properties                                                                                              7
Item  3           Legal Proceedings                                                                                       7
Item  4           Submission of Matters to a Vote of Security Holders                                                     7



                                     PART II


Item  5           Market for the Registrant's Shares and Related Stockholder Matters                                      8
Item  6           Selected Financial Data                                                                                 9
Item  7           Management's Discussion and Analysis of Financial Condition and Results of                             10
                     Operations
Item  7A          Quantitative and Qualitative Disclosures about Market Risk                                             13
Item  8           Financial Statements and Supplementary Data                                                            13
Item  9           Changes in and Disagreements with Accountants on Accounting and Financial                              28
                     Disclosure



                                    PART III


Item 10           Directors and Executive Officers of the Registrant                                                     28
Item 11           Executive Compensation                                                                                 29
Item 12           Security Ownership of Certain Beneficial Owners and Management                                         30
Item 13           Certain Relationships and Related Transactions                                                         30



                                     PART IV


Item 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        30

SIGNATURES                                                                                                               33





                  Supplemental Information to be Furnished with Reports Filed Pursuant to Section                        34
                     15(d) of the Act.

                                     PART I



Item  1.   Description of Business

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

Present Business

The Company owns a portfolio of mortgages on improved real property. The aggregate outstanding principal balance at December 31, 1997 due on such mortgages is approximately $75,202,000 ($74,316,000 after adjusting for a discount of $886,000). The company has in the past and may in the future own "wraparound mortgages" under which the principal amount of and debt service on one or more senior mortgages is included within the principal amount of and debt service on the wraparound mortgage. The holder of the wraparound mortgage is required to pay the obligations due under such senior mortgages from the payments which it receives on the wraparound mortgage.

For financial statement reporting purposes, all mortgages contributed or sold to the Company by affiliates have been recorded at the historical cost of the affiliate. The historical cost of the mortgage loans which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

Five mortgages owned by the Company are senior mortgages on net leased, single tenant, free standing commercial properties, thirty-one are senior mortgages on multifamily residential apartment buildings, five are junior mortgages on multifamily residential apartment buildings, one is a senior mortgage on land, three are senior mortgages on commercial buildings and two are participations in first mortgages on commercial properties.

Twenty-eight of the residential properties are located in New York City, two are located in suburbs of New York City, four are located in the State of New Jersey, one is located in the State of Pennsylvania and one is located in the State of Florida. One of the Company's mortgages is a blanket mortgage covering several residential properties located in Philadelphia, Pennsylvania. Two of the residential properties are owned by cooperative corporations (a form of owner-occupied apartment ownership in New York City). Thirty-four of the residential properties are rental properties, nine of which have commercial space (stores) on the ground floor. Twenty-nine of the Company's mortgages on these properties are first mortgages, and five are junior mortgages. Two of the mortgages are participations in first mortgages on commercial properties in Florida. One of the mortgages is a first mortgage on land located in the State of Florida.

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

Tax Accounting Treatment of Payments Received on Mortgages

The Company derives substantially all of its cash flow from debt service payments which it receives on mortgages owned by it. The tax accounting treatment of such debt service payments, as income or return of capital, depends on the particular mortgage. In the case of mortgages which pay interest only, the entire debt service payment prior to maturity received by the Company is treated as income and the repayment of principal is generally considered a return of capital. In the case of mortgages which include amortization of principal in the debt service payment received by the Company, the amount representing amortization of principal is generally treated as a return of capital for tax accounting purposes. However, the Company will report $199,000 of additional taxable income upon the collection of $830,000 of principal applicable to five mortgages due to deferrals of taxable income in connection with prior real estate transactions.

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

There is no established trading market for the Company's shares of common stock. As of February 28, 1998, there were three recordholders of the Company's shares of common stock. In the two most recent fiscal years, no cash dividends were declared or paid with respect to the Company's common stock.


Item 6.  Selected Financial Data

Income Statement Data
                                                                              Year Ended December 31,
                                              1997              1996             1995            1994             1993
                                           ----------        ----------      -----------     -----------      --------
Revenue
   Interest income..............          $10,088,000       $ 9,497,000      $ 7,984,000     $ 6,368,000      $ 4,337,000
   Other income                               428,000           372,000          332,000         283,000          802,000
   Gain on early repayment of
      discounted mortgage receivable          215,000           282,000           82,000          17,000           18,000
                                          -----------       -----------      -----------     -----------      -----------

                                          $10,731,000       $10,151,000       $8,398,000      $6,668,000       $5,157,000
                                          -----------       -----------       ----------      ----------       ----------


Expenses
   Interest.........................      $ 8,181,000        $7,053,000       $6,227,000      $4,591,000       $3,415,000
   General and administrative                 773,000           948,000          657,000         483,000          188,000
   Amortization of deferred
      bond offering costs.......              958,000           869,000          748,000         655,000          529,000
                                          -----------        ----------       ----------      ----------       ----------

                                           $9,912,000        $8,870,000       $7,632,000      $5,729,000       $4,132,000
                                           ----------        ----------       ----------      ----------       ----------


Income Before Income Taxes                $   819,000        $1,281,000       $  766,000      $  939,000       $1,025,000
Provision for Income Taxes                    373,000           584,000          324,000         403,000          480,000
                                          -----------       -----------       ----------      ----------       ----------
Net Income......................          $   446,000       $   697,000       $  442,000      $  536,000       $  545,000
                                          ===========       ===========       ==========      ==========       ==========

Ratio of Earnings to Fixed
   Charges (1)...................              1.1                1.2              1.1               1.2              1.3
   -----------

(1) The actual ratio of earnings to fixed charges has been computed by dividing earnings (before state and federal taxes and fixed charges) by fixed charges. Fixed charges consist of interest incurred during the period and amortization of deferred debenture offering costs.

Balance Sheet Data

                                                                                   December 31
                                            1997               1996            1995               1994           1993
                                        -------------      ------------    -------------     ------------     -----------

Mortgages receivable..........            $74,316,000       $69,699,000      $55,146,000     $56,666,000      $41,521,000
Total assets......................         95,571,000        92,223,000       77,579,000      64,745,000       54,650,000
Long term obligations.........             82,966,000        79,006,000       66,850,000      54,427,000       45,239,000
Stockholders' equity...........            10,521,000        10,075,000        9,378,000       8,936,000        8,400,000


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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholders' equity at December 31, 1997 was $10,521,000. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Year Ended December 31, 1997 and 1996

Interest Income for 1997 was $10,088,000 as compared to $9,497,000 for 1996. The increase of $591,000 resulted mainly from an increase in mortgages receivable. Interest paid by the Company on most of its debentures, as well as the interest earned on many of its mortgages, is keyed to the prime rate, which was 8 1/4% at December 31, 1996, and increased to 8 1/2% on March 26, 1997.

Interest expense for the 1997 period was $8,181,000 as compared to $7,053,000 for the 1996 period. The increase of $1,128,000 resulted mainly from an increase in long term obligations.

General and administrative expenses for 1997 was $773,000 as compared to $948,000 for 1996. The decrease of $175,000 resulted mainly from lower management fees and payroll expenses.

The provision for income taxes are $373,000 and $584,000 for 1997 and 1996, respectively. These provisions represent 46% of pretax income for each period.

Year Ended December 31, 1996 and 1995

Interest income for 1996 was $9,497,000 as compared to $7,984,000 for 1995. The increase of $1,513,000 resulted mainly from an increase in mortgages receivable, offset in part by a decrease in interest rates subsequent to July 1995. Interest paid by the Company on most of its debentures, as well as the interest earned on many of its mortgages, is keyed to the prime rate, which was 8 1/2% at December 31, 1995, and decreased to 8 1/4% on February 1, 1996.

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

At December 31, 1997, 59% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Florida, Georgia, New Jersey, upstate New York, Pennsylvania and Virginia.

Certain of the Company's real estate mortgage loans bear interest at a fixed rate. The balance of such loans bear interest at fluctuating rates. As of December 31, 1997, approximately 36% of the Company's mortgage portfolio was comprised of fixed rate mortgages. Interest on the loans is usually payable monthly.

At December 31, 1997, the Company's portfolio consisted of 47 real estate mortgage loans totaling $75,202,000 in the aggregate face principal amount ($74,316,000 in carrying amount for financial reporting purposes, the difference representing unearned discounts). Of the principal amount of real estate loans outstanding at December 31, 1997, 91% represent first mortgage loans and 9% represent junior mortgage loans.

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

Current Loan Status:

At December 31, 1997, the Company had 47 real estate loans in its portfolio, totaling $75,202,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 23% per annum. Certain mortgages have been discounted utilizing rates between 9% and 17% per annum.

Certain information concerning the Company's mortgage loans outstanding at December 31, 1997 is set forth below:

                                                                    Carrying
                                                                   Amount of                                  No. of
                                                                     Mortgage            Prior Liens           Loans
                                                                     --------            -----------           -----

      First Mortgage Loans................................         $67,782,000         $            0           42
      Junior Mortgages.....................................          6,534,000             14,539,000            5
                                                                   -----------            -----------           --

                                                                   $74,316,000            $14,539,000           47
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item  8.  Financial Statements and Supplementary Data                                                                 Pages
----  --  -------------------------------------------                                                                 -----

Report of Independent Auditors ....................................................................................      14

Consolidated Balance Sheets as of December 31, 1997 and 1996.......................................................      15

Consolidated Statements of Operations and Retained Earnings
      for the Years Ended December 31, 1997, 1996 and 1995.........................................................      16

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.........................      17

Notes to Financial Statements......................................................................................      18

Schedule IV -- Mortgage Loans on Real Estate -- December 31, 1997..................................................      25





Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

                                                Richard A. Eisner & Company, LLP
                                                     Accountants and Consultants
--------------------------------------------------------------------------------
AUDITORS' REPORT

Board of Directors and Stockholders
Intervest Corporation of New York
New York, New York


We have audited the accompanying consolidated balance sheets of Intervest Corporation of New York and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Intervest Corporation of New York and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Richard A. Eisner & Company, LLP

New York, New York
January 23, 1998

                       INTERVEST CORPORATION OF NEW YORK


Consolidated Balance Sheets

                                                               December    31,
                                                               --------    ---
                                                             1997          1996
                                                             ----          ----
ASSETS

Cash and cash equivalents                                $15,596,000    $16,911,000
Mortgages receivable, including
due from affiliates of $6,250,000
in 1997 and 1996 (Notes B, D and E)                       74,316,000     69,699,000
Deferred  debenture offering costs,
net of accumulated  amortization
o$2,675,000 and $2,262,000  (Note B)                       4,270,000      4,475,000
Other  assets (Note G)                                     1,389,000      1,138,000
                                                         -----------    -----------
                                                         $95,571,000    $92,223,000
                                                         ===========    ===========


LIABILITIES:
Accounts
accounts payable and accrued expenses                    $   114,000    $   406,000
Mortgage escrow deposits                                   1,617,000      2,356,000
Subordinated debentures payable (Note C)                  78,000,000     75,500,000
Debenture  interest  payable  at  maturity  (Note  C)      4,966,000      3,506,000
Deferred mortgage interest and fees                          353,000        380,000
                                                         -----------    -----------
                                                          85,050,000     82,148,000
                                                         -----------    -----------


Commitments  and other  matters (Note  F)

STOCKHOLDERS'  EQUITY
Common stock, no par value; authorized
200 shares; issued and outstanding 32 shares               2,000,000      2,000,000
Additional paid-in capital                                 3,509,000      3,509,000
Retained earnings                                          5,012,000      4,566,000
                                                         -----------    -----------
                                                          10,521,000     10,075,000
                                                         -----------    -----------
                                                         $95,571,000    $92,223,000
                                                         ===========    ===========

                                       15

                       INTERVEST CORPORATION OF NEW YORK


Consolidated Statements of Operations and Retained Earnings

                                                                                  Year Ended December 31,
                                                                            1997           1996           1995
                                                                            ----           ----           ----
Revenue: Interest income:
Affiliates                                                             $   693,000    $   693,000    $   985,000
Others                                                                   9,395,000      8,804,000      6,999,000
                                                                       -----------    -----------    -----------
                                                                        10,088,000      9,497,000      7,984,000
Other income (Note E)                                                      428,000        372,000        332,000
Gain on early repayment of discounted mortgages receivable (Note D)        215,000        282,000         82,000
                                                                       -----------    -----------    -----------
                                                                        10,731,000     10,151,000      8,398,000
                                                                       -----------    -----------    -----------
Expenses:
Interest                                                                 8,181,000      7,053,000      6,227,000
General and administrative (Note E)                                        773,000        948,000        657,000
Amortization of deferred debenture offering costs (Note B)                 958,000        869,000        748,000
                                                                       -----------    -----------    -----------
                                                                         9,912,000      8,870,000      7,632,000
                                                                       -----------    -----------    -----------
Income before income taxes                                                 819,000      1,281,000        766,000
Provision for income taxes (Note G)                                        373,000        584,000        324,000
                                                                       -----------    -----------    -----------
Net income                                                                 446,000        697,000        442,000
Retained earnings - beginning of year                                    4,566,000      3,869,000      3,427,000
                                                                       -----------    -----------    -----------
Retained earnings - end of year                                        $ 5,012,000    $ 4,566,000    $ 3,869,000
                                                                       ===========    ===========    ===========

                                       16

                       INTERVEST CORPORATION OF NEW YORK


Consolidated Statements of Cash Flows

                                                                      Year Ended December 31,
                                                              -------------------------------------
                                                              1997            1996             1995
                                                              ----            ----             ----
Cash flows from operating activities:
       Net income                                      $    446,000     $    697,000     $    442,000
Adjustments to reconcile net income to net
     cash provided by operating activities:
Amortization of discount on mortgages receivable           (435,000)        (421,000)        (255,000)
Amortization of deferred debenture offering costs           958,000          869,000          748,000
Gain on early repayment of discounted mortgages            (215,000)        (282,000)         (82,000)
Changes in:
Other assets                                               (251,000)        (240,000)        (109,000)
Accounts payable and accrued expenses                      (292,000)         342,000            4,000
Mortgage escrow deposits                                   (739,000)       1,335,000           11,000
Debenture interest payable at maturity                    1,460,000        1,374,000       (1,356,000)
Deferred mortgage interest and fees                         (27,000)         114,000          (46,000)
                                                       ------------     ------------     ------------

Net cash provided by (used in) operating activities         905,000        3,788,000         (643,000)
                                                       ------------     ------------     ------------

Cash flows from investing activities:
Collection of mortgages receivable                       25,464,000       20,924,000       18,981,000
Mortgages receivable acquired                           (29,431,000)     (34,774,000)     (17,124,000)
Principal payments of mortgages payable                                      (18,000)         (21,000)
Purchase of governmental obligations                                                          985,000
                                                       ------------     ------------     ------------

Net cash (used in) provided by investing activities      (3,967,000)     (13,868,000)       2,821,000
                                                       ------------     ------------     ------------

Cash flows from financing activities:
Proceeds from subordinated debenture offerings            8,500,000       17,000,000       20,000,000
Payment of debenture offering costs                        (753,000)      (1,479,000)      (1,784,000)
Redemption of subordinated debentures                    (6,000,000)      (6,200,000)      (6,200,000)
                                                       ------------     ------------     ------------

Net cash provided by financing activities                 1,747,000        9,321,000       12,016,000
                                                       ------------     ------------     ------------

(Decrease) increase in cash and cash equivalents         (1,315,000)        (759,000)      14,194,000
Cash and cash equivalents at beginning of year           16,911,000       17,670,000        3,476,000
                                                       ------------     ------------     ------------

Cash and cash equivalents at end of year               $ 15,596,000     $ 16,911,000     $ 17,670,000
                                                       ============     ============     ============

                                       17

                       INTERVEST CORPORATION OF NEW YORK
                         Notes to Financial Statements
Note A - The Company

Intervest Corporation of New York (the "Company") was formed by Lowell S. Dansker, Lawrence G. Bergman and Helene D. Bergman for the purpose of engaging in the real estate business, including the origination and purchase of real estate mortgage loans.


Note B - Significant Accounting Policies

[1]  Consolidation policy:

         The financial statements include the accounts of all subsidiaries. Material intercompany items are eliminated in consolidation.

[2]  Mortgage loans:

         Loans are stated at their outstanding principal balances, net of any deferred fees or costs on originated loans and unamortized discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Discounts are amortized to income over the life of the related receivables using the constant interest method. Loan origination fees net of certain direct origination costs are deferred and recognized as an adjustment of the yield of the related loans.

[3]  Allowance for losses:

         An allowance for loss related to loans that are impaired is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral. Management's periodic evaluation of the need for, or adequacy of, the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on any impaired loans that may be susceptible to significant change. For financial reporting purposes mortgages are deemed to be delinquent when payment of either principal or interest is more than 90 days past due.

[4]  Deferred debenture offering costs:

         Costs relating to offerings of debentures are amortized over the terms of the debentures based on serial maturities. Deferred debenture offering costs consist primarily of underwriters' commissions.

                       INTERVEST CORPORATION OF NEW YORK
                         Notes to Financial Statements

Note B - Significant Accounting Policies (continued)

[5]  Statement of cash flows:

         For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

Year Ended
December 31,    Interest    Income Taxes
------------    --------    ------------
      1997    $6,721,000    $  827,000
      1996     5,679,000       196,000
      1995     7,584,000       331,000


[6]  Estimated fair value of financial instruments:

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

[7]  Use of estimates:

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

[8]  Concentration of credit risk:

         (a) The Company places its temporary cash investments with higher credit-quality financial institutions, including a bank owned by the shareholders of the Company and in governmental obligations. Such investments are generally in excess of the FDIC insurance limit. The Company has not experienced any losses from such investments.

         (b) The Company's mortgage portfolio is composed predominantly of mortgages on multi-family residential properties in the New York City area, most of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties. The rental housing market in New York City remains stable and the Company expects that such properties will continue to appreciate in value with little or no reduction in occupancy rates.

                       INTERVEST CORPORATION OF NEW YORK
                         Notes to Financial Statements

Note C - Subordinated Debentures Payable

The Company's Registered Floating Rate Redeemable Debentures consist of the following:

                                                       December  31,
                                                   -------------------
                                                   1997           1996
                                                   ----           ----

Series 10/4/89, interest at 1% above prime                    $ 2,000,000
Series 3/28/90, interest at 1% above prime                      2,000,000
Series 5/13/91, interest at 2% above prime     $ 6,000,000      6,000,000
Series 2/20/92, interest at 2% above prime       4,500,000      4,500,000
Series 6/29/92, interest at 2% above prime       7,000,000      7,000,000
Series 9/13/93, interest at 2% above prime       8,000,000      8,000,000
Series 1/28/94, interest at 2% above prime       4,500,000      4,500,000
Series 10/28/94, interest at 2% above prime      4,500,000      4,500,000
Series 5/12/95, interest at 1% above prime                      1,000,000
Series 5/12/95, interest at 2% above prime       9,000,000      9,000,000
Series 10/19/95, interest at 1% above prime                     1,000,000
Series 10/19/95, interest at 2% above prime      9,000,000      9,000,000
Series 5/10/96, interest at 1% above prime       1,000,000      1,000,000
Series 5/10/96, interest at 2% above prime      10,000,000     10,000,000
Series 10/15/96, interest at 1% above prime        500,000        500,000
Series 10/15/96, interest at 2% above prime      5,500,000      5,500,000
Series 4/30/97, interest at 9%                     500,000
Series 4/30/97, interest at 1% above prime       8,000,000
                                               -----------    -----------
                                               $78,000,000    $75,500,000
                                               ===========    ===========

"Prime" refers to the prime rate of Chase Manhattan Bank.

Prime was 8 1/2% on December 31, 1997. Minimum interest is 9 1/2% and maximum interest is 15% on Series 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14%, Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95, 5/10/96, 10/15/96 and 4/30/97 due
October 1, 2005 have maximum interest of 12%, and Series 4/30/97 due July 1, 1999 has interest of 9%.

Payment of interest on an aggregate of $13,790,000 of debentures is deferred until maturity and earns interest at prime. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1996, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 1999.

The debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

                       INTERVEST CORPORATION OF NEW YORK
                         Notes to Financial Statements


Note C - Subordinated Debentures Payable (continued)

Maturities of debentures are summarized as follows:

           Year Ending
           December 31,
           ------------
                 1998    $ 1,000,000
                 1999     11,500,000
                 2000      7,000,000
                 2001      8,000,000
                 2002      4,500,000
Thereafter until 2005     46,000,000
                          ----------
                         $78,000,000
                         ===========

Note D - Mortgages Receivable

Information as to mortgages receivable is summarized as follows:

                                   December 31,
                          --------------------------
                                 1997           1996
                                 ----           ----
First mortgages           $68,668,000    $62,914,000
Junior mortgages            6,534,000      7,687,000
                          -----------    -----------
                           75,202,000     70,601,000
Less unearned discount        886,000        902,000
                          -----------    -----------
                          $74,316,000    $69,699,000
                          ===========    ===========

Interest rates on mortgages range from 6% to 23%. Certain mortgages have been discounted utilizing rates ranging from 12% to 17%.

During 1996 and 1997 certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Maturities of mortgages receivable are summarized as follows:

             Year Ending
             December 31,
             ------------
                 1998    $27,171,000
                 1999     23,088,000
                 2000      4,535,000
                 2001        790,000
                 2002        951,000
Thereafter until 2015     18,667,000
                         -----------
                         $75,202,000
                         ===========

                       INTERVEST CORPORATION OF NEW YORK
                         Notes to Financial Statements


Note D - Mortgages Receivable (continued)

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required, although as of December 31, 1997, one mortgage with a carrying value of $1,584,000 is delinquent. The Company is in the process of foreclosing on the related property, the fair value of which exceeds the carrying value of this loan.


Note E - Related Party Transactions

During 1995 affiliates sold, to unrelated third parties, properties subject to mortgages held by the Company. In connection with those sales, the Company's mortgages in the original aggregate amount of $6,958,000 was refinanced and the Company received new first mortgages totaling $9,670,000.

Other income includes fees of $6,000 , $8,000 and $42,000 from affiliates in 1997, 1996, and 1995, respectively.

The Company utilizes personnel and other facilities of affiliated entities and is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages and distributing debenture interest checks. Such fees amounted to $264,000, $367,000 and $342,000 in 1997, 1996 and 1995,
respectively. Management believes these service fees are reasonable.

The Company participates with Intervest Bank in two mortgages. The balance of the Company's participation in these mortgages was $1,309,919 at December 31, 1997. The shareholders of the Company are officers, directors and shareholders of the Parent of Intervest Bank.


Note F - Commitments

[1]  Office lease:

         The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rents the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $176,000, $180,000 and $177,000 for 1997, 1996 and 1995, respectively.

         Future minimum rents under the lease are as follows:

          Year Ending
          December 31,
          ------------
               1998    $  174,902
               1999       174,902
               2000       179,133
               2001       191,828
               2002       191,828
        Thereafter        335,699
                       ----------
                       $1,248,292
                       ==========

         The Company shares this space with affiliates who were charged rent of $64,000, $63,000 and $77,000 in 1997, 1996 and 1995, respectively.

                       INTERVEST CORPORATION OF NEW YORK
                         Notes to Financial Statements


Note F - Commitments (continued)

[2]  Employment agreement:

         Effective as of July 1, 1995, the Company entered into an employment agreement with its Executive Vice President, who is related to the stockholders, for a term of ten years at an annual salary in the present amount of $140,450, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. In the event of the executive's death or disability, one-half of this amount will continue to be paid for a term as defined in the agreement.


Note G - Income Taxes

The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

The provision for income taxes consists of the following components:

                                           Year Ended
                                          December 31,
                           ------------------------------------
                                1997          1996         1995
                                ----          ----         ----
Current taxes:
Federal                    $ 242,000     $ 324,000    $ 143,000
State and local              164,000       216,000      102,000
Deferred taxes:
Federal                      (20,000)       26,000       46,000
State and local              (13,000)       18,000       33,000
                           ---------     ---------    ---------
                           $ 373,000     $ 584,000    $ 324,000
                           =========     =========    =========

Temporary differences exist between financial accounting and tax reporting which result in a net deferred tax asset, included in other assets, as follows:

                                                   Year Ended
                                                  December 31,
                                      ------------------------------------
                                          1997         1996         1995
                                          ----         ----         ----
Debenture underwriting commissions    $  9,000     $ 19,000     $ 32,000
Deferred fees and interest              49,500       58,000       68,000
Discount on mortgages receivable       (18,500)     (70,000)     (49,000)
                                      --------     --------     --------
                                      $ 40,000     $  7,000     $ 51,000
                                      ========     ========     ========

                       INTERVEST CORPORATION OF NEW YORK
                         Notes to Financial Statements


Note G - Income Taxes (continued)

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                            December 31,
                                                   --------------------------------
                                                   1997          1996          1995
                                                   ----          ----          ----
Tax computed based upon the statutory
federal tax rate                              $ 278,000     $ 435,000     $ 260,000
State and local income tax, net of federal
income tax benefit                              101,000       158,000        98,000
Nontaxable income                               (10,000)       (9,000)      (10,000)
Other                                             4,000                     (24,000)
                                              ---------     ---------     ---------
                                              $ 373,000     $ 584,000     $ 324,000
                                              =========     =========     =========

                         INTERVEST CORPORATION OF NEW YORK
                         SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
                         DECEMBER 31, 1997

                             EFFECTIVE  ACTUAL    FINAL
                              INTEREST INTEREST  MATURITY
DESCRIPTION                     RATE     RATE      DATE       PERIODIC PAYMENT TERMS
------------------------------  ----     ----    --------   --------------------------
COMMERCIAL FIRST MORTGAGES:
OFFICE BUILDINGS:
NEW CITY, NEW YORK              12.25%   6.20%    12/08/10 PRINCIPAL AND INTEREST ANNUALLY

SHOPPING CENTERS:
STONY BROOK, NEW YORK           14.20   12.50 (B) 01/30/99            (C)
HENRIETTA, NEW YORK             14.30   12.50 (B) 12/04/98            (C)

MANUFACTURING BUILDING:
CORONA, NEW YORK                13.90   12.50 (B) 10/15/99            (C)

RESTAURANTS:
MANASSAS, VIRGINIA             12.375    6.50     12/01/05 PRINCIPAL AND INTEREST ANNUALLY
IRONDEQUOIT, NEW YORK           12.50    7.20     12/01/12 PRINCIPAL AND INTEREST ANNUALLY
DECATUR AND JONESBORO, GEORGIA  13.00    8.50     04/01/13            (C)

PARTICIPATIONS:
BROOKSVILLE, FLORIDA            12.25   12.25     10/18/99
DUNEDIN, FLORIDA                8.875   8.875     05/12/12

RESIDENTIAL FIRST MORTGAGES:
CO-OPERATIVE APARTMENT BUILDINGS:
NEW YORK, NEW YORK              11.51   11.51     07/31/99            (C)
NEW YORK, NEW YORK               9.00    9.00     11/01/99            (C)

RENTAL APARTMENT BUILDINGS:
BRONX, NEW YORK                  9.00    9.00 (A) 07/01/06            (C)
BRONX, NEW YORK                 11.00   11.00     11/01/12            (C)
BRONX, NEW YORK                 12.75   12.75     08/01/12            (C)

NEW YORK, NEW YORK              10.00   10.00     10/01/00            (D)
BROOKLYN, NEW YORK              14.00   12.50 (B) 12/03/98            (C)

BROOKLYN, NEW YORK              14.50   12.50 (B) 06/26/98            (C)

BRONX, NEW YORK                 13.75   13.75     06/01/10            (C)
BRONX, NEW YORK                 12.75   12.75     01/01/11            (C)
BRONX, NEW YORK                 12.50   12.50 (A) 08/01/10            (C)
BRONX, NEW YORK                 12.00   12.00 (A) 09/30/99            (C)
BRONX, NEW YORK                 13.75   13.75 (A) 06/01/13            (C)
BRONX, NEW YORK                 10.00   10.00     11/01/15            (C)
BROOKLYN, NEW YORK              14.80   12.50 (B) 04/11/99            (C)
BRONX, NEW YORK                 13.00   13.00 (A) 01/01/10            (C)
NEW YORK, NEW YORK              10.00   10.00     10/01/00            (D)
BRONX, NEW YORK                 12.75   12.75     11/01/11            (C)
NEW YORK, NEW YORK              11.00   10.00     03/15/10            (C)
NEW YORK, NEW YORK              11.00   10.00     03/15/10            (C)

RESIDENTIAL FIRST MORTGAGES,
RENTAL APARTMENT BUILDINGS: (CONTINUED)
BRONX, NEW YORK                 13.57   13.57 (A) 11/01/13            (C)
NEW YORK, NEW YORK              10.00   10.00     10/01/00            (D)
NEW YORK, NEW YORK              11.00   11.00     03/01/99            (D)
NEW YORK, NEW YORK              16.40   14.50 (B) 09/25/98            (C)
EAST WINDSOR, NEW JERSEY        16.90   14.50 (B) 02/04/98            (C)
PINE HILL, NEW JERSEY           16.20   14.50 (B) 05/01/99            (C)
PHILADELPHIA, PENNSYLVANIA      16.10   14.50 (B) 06/12/99            (C)
PASSAIC, NEW JERSEY             14.32   12.50 (B) 11/03/98            (C)

ELLENVILLE, NEW YORK            11.50   11.50     07/10/99            (C)
NEWARK, NEW JERSEY              11.71   10.00 (B) 12/30/98            (C)

ST. PETERSBURG, FLORIDA          9.00    8.50 (B) 12/31/00            (C)

FIRST MORTGAGES ON LAND:
OSCEOLA COUNTY, FLORIDA                           07/10/97

RESIDENTIAL SECOND MORTGAGES,
RENTAL APARTMENT BUILDINGS:
NEW YORK, NEW YORK              12.00   12.00     02/01/99            (D)
NEW YORK, NEW YORK              11.00   11.00     DUE ON DEMAND       (D)
NEW YORK, NEW YORK              10.50   10.50 (B) 02/01/98            (D)
NEW ROCHELLE, NEW YORK          11.50   11.50 (B) DUE ON DEMAND       (D)
ROCKVILLE CENTRE, NEW YORK      23.00   23.00     04/06/98            (D)




(A) INTEREST PAYMENTS ARE FIXED.  INTEREST RATE SHOWN IS APPROXIMATE.
(B) INTEREST AT FLUCTUATING RATE BASED ON BANK PRIME RATE.
(C) PRINCIPAL AND INTEREST MONTHLY.
(D) INTEREST ONLY, PRINCIPAL AT MATURITY.
(E) NO PREPAYMENT PERMITTED.
(F) NONE
(G) $750,000 OF PARTICIPATION OF MORTGAGE WAS SOLD IN 1996.
(H) $1,250,000 OF PARTICIPATION OF MORTGAGE WAS SOLD IN 1996.
(I) THE CARRYING AMOUNT OF MORTGAGES APPROXIMATES COST FOR INCOME TAX PURPOSES.


INTERVEST CORPORATION OF NEW YORK
SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1997
                                               FACE          CARRYING
                                PRIOR       AMOUNT OF        AMOUNT OF                PREPAYMENT PENALTY/
DESCRIPTION                     LIENS       MORTGAGES        MORTGAGES                     OTHER FEES
----------------------------- ---------    ------------   --------------  --------------------------------------------
COMMERCIAL FIRST MORTGAGES:
OFFICE BUILDINGS:
NEW CITY, NEW YORK                           $300,000         $143,000                       (F)

SHOPPING CENTERS:
STONY BROOK, NEW YORK                       4,394,000 (G)    3,568,000 ONE MONTH'S INTEREST
HENRIETTA, NEW YORK                         4,100,000        4,043,000 NOT PREPAYABLE PRIOR TO 10/04/1998;
                                                                       THEN ONE MONTH'S INTEREST
MANUFACTURING BUILDING:
CORONA, NEW YORK                              425,000          417,000 ONE MONTH'S INTEREST

RESTAURANTS:
MANASSAS, VIRGINIA                            300,000          122,000                       0.5%
IRONDEQUOIT, NEW YORK                         340,000          192,000                        1%
DECATUR AND JONESBORO, GEORGIA                583,000          373,000                       (F)

PARTICIPATIONS:
BROOKSVILLE, FLORIDA                          900,000          900,000                       (F)
DUNEDIN, FLORIDA                              750,000          410,000                       (F)

RESIDENTIAL FIRST MORTGAGES:
CO-OPERATIVE APARTMENT BUILDINGS:
NEW YORK, NEW YORK                            950,000          940,000                       (E)
NEW YORK, NEW YORK                            367,000          306,000                       (E)

RENTAL APARTMENT BUILDINGS:
BRONX, NEW YORK                               895,000          744,000 NOT PREPAYABLE UNTIL 1/1/2000.
BRONX, NEW YORK                             2,445,000        2,187,000 NOT PREPAYABLE UNTIL 2/2003.
BRONX, NEW YORK                               900,000          900,000 NOT PREPAYABLE UNTIL BALANCE UNDER $200,000,
                                                                           2% FEE ON UNPAID BALANCE.
NEW YORK, NEW YORK                            265,000          265,000                       (F)
BROOKLYN, NEW YORK                          2,500,000        2,470,000 NOT PREPAYABLE PRIOR TO 06/05/1998;
                                                                           THEN ONE MONTH'S INTEREST
BROOKLYN, NEW YORK                          7,100,000 (H)    5,746,000 NOT PREPAYABLE PRIOR TO 03/27/1998;
                                                                           THEN ONE MONTH'S INTEREST
BRONX, NEW YORK                             2,850,000        2,687,000 NOT PREPAYABLE UNTIL 3/1/2004.
BRONX, NEW YORK                             1,175,000        1,138,000                       (E)
BRONX, NEW YORK                             1,045,000          971,000 NOT PREPAYABLE UNTIL BALANCE UNDER $200,000.
BRONX, NEW YORK                               670,000          619,000                       (F)
BRONX, NEW YORK                             2,000,000        1,906,000                       (E)
BRONX, NEW YORK                             1,260,000        1,175,000 NOT PREPAYABLE UNTIL 3/1999.
BROOKLYN, NEW YORK                          1,150,000        1,131,000 NOT PREPAYABLE PRIOR TO 10/11/1998;
BRONX, NEW YORK                             1,650,000        1,576,000 NOT PREPAYABLE UNTIL 10/1/2000.
NEW YORK, NEW YORK                          1,445,000        1,445,000                       (F)
BRONX, NEW YORK                             1,850,000        1,824,000 NOT PREPAYABLE UNTIL 1/1/2003.
NEW YORK, NEW YORK                          1,150,000        1,020,000                       (F)
NEW YORK, NEW YORK                            300,000          272,000                       (F)


RESIDENTIAL FIRST MORTGAGES,
RENTAL APARTMENT BUILDINGS: (CONTINUED)
BRONX, NEW YORK                             4,510,000        4,510,000                       (E)
NEW YORK, NEW YORK                            425,000          425,000                       (F)
NEW YORK, NEW YORK                          1,100,000        1,100,000                       (F)
NEW YORK, NEW YORK                          2,700,000        2,587,000 ONE MONTH'S INTEREST
EAST WINDSOR, NEW JERSEY                    1,200,000        1,185,000 ONE MONTH'S INTEREST
PINE HILL, NEW JERSEY                       7,200,000        6,950,000                     1% FEE.
PHILADELPHIA, PENNSYLVANIA                  3,800,000        5,476,000                     1% FEE.
PASSAIC, NEW JERSEY                           925,000          904,000 NOT PREPAYABLE PRIOR TO 10/01/98;
                                                                       THEN ONE MONTH'S INTEREST
ELLENVILLE, NEW YORK                          950,000          913,000                       (F)
NEWARK, NEW JERSEY                          1,000,000          985,000 NOT PREPAYABLE PRIOR TO 10/01/98;
                                                                       THEN 1% FEE.
ST. PETERSBURG, FLORIDA                     1,775,000        1,674,000                       (F)

FIRST MORTGAGES ON LAND:
OSCEOLA COUNTY, FLORIDA   07/10/97          1,600,000        1,583,000                     1% FEE.

RESIDENTIAL SECOND MORTGAGES,
RENTAL APARTMENT BUILDINGS:
NEW YORK, NEW YORK           4,760,000      1,050,000        1,050,000                       (F)
NEW YORK, NEW YORK           5,593,000      3,300,000        3,300,000                       (F)
NEW YORK, NEW YORK           2,318,000      1,400,000        1,400,000                       (F)
NEW ROCHELLE, NEW YORK       1,300,000        500,000          500,000                       (F)
ROCKVILLE CENTRE, NEW YORK     568,000        300,000          284,000                     1% FEE
                           -----------    -----------      -----------
                           $14,539,000    $77,794,000      $74,316,000
                           ===========    ===========      ===========

(A) INTEREST PAYMENTS ARE FIXED.  INTEREST RATE SHOWN IS APPROXIMATE.
(B) INTEREST AT FLUCTUATING RATE BASED ON BANK PRIME RATE.
(C) PRINCIPAL AND INTEREST MONTHLY.
(D) INTEREST ONLY, PRINCIPAL AT MATURITY.
(E) NO PREPAYMENT PERMITTED.
(F) NONE
(G) $750,000 OF PARTICIPATION OF MORTGAGE WAS SOLD IN 1996.
(H) $1,250,000 OF PARTICIPATION OF MORTGAGE WAS SOLD IN 1996.
(I) THE CARRYING AMOUNT OF MORTGAGES APPROXIMATES COST FOR INCOME TAX PURPOSES.


INTERVEST CORPORATION OF NEW YORK

The following summary reconciles mortgages receivable at their carrying values


                                             Year Ended December 31
                                             ----------------------

                                          1997          1996          1995
                                      ------------  ------------  ------------

Balance at beginning of period        $69,699,000   $55,146,000   $56,666,000

Additions during period:
  Mortgages acquired                   29,431,000    34,774,000    17,124,000
                                      ------------  ------------  ------------
                                       99,130,000    89,920,000    73,790,000
Deductions during period:
  Collections of principal, net
    of amortization of discounts       24,814,000    20,221,000    18,664,000
                                      ------------  ------------  ------------
         BALANCE AT CLOSE OF PERIOD   $74,316,000   $69,699,000   $55,146,000
                                      ============  ============  ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The current directors and executive officers of the Company are as follows:

Lawrence G. Bergman, age 53, serves as a Director, and as Vice President and Secretary of the Company and has served in such capacities since the Company was organized. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D degree from The Johns Hopkins University. Mr. Bergman is also a Director, Vice- President and Secretary of Intervest Bancshares Corporation, and Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank. During the past five years, Mr. Bergman has been actively involved in the ownership and operation fo real estate and mortgages through certain family-owned entities.

Michael A. Callen, age 57, serves as a Director of the Company, and has served in such capacity since October, 1992. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Mr. Callen is Senior Advisor, The National Commercial Bank, Jeddah, Saudi Arabia and prior to 1993 was a Director and Sector Executive at Citicorp/Citibank , responsible for corporate banking activities in North America, Europe and Japan. Mr. Callen is a Director of Intervest Bancshares Corporation and a Director of AMBAC, Inc.

Jean Dansker, age 76, serves as Vice President of the Company and has served in such capacity since June, 1996. Mrs. Dansker received a Bachelor of Arts degree from Brooklyn College in Economics. Mrs. Dansker has been an active investor in real estate and mortgages for more than five years.

Jerome Dansker, age 79, serves as a Director and as Executive Vice President of the Company, and has served in such capacity since November, 1993. Mr. Dansker became Chairman of the Board of Directors in June, 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker is a Director, Chairman of the Board and Executive Vice President of Intervest Bancshares Corporation. He is also a Director and Chairman of the Loan Committee of Intervest Bank. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgages through certainfamily-owned entities.

Lowell S. Dansker, age 47, serves as a Director, and as President and Treasurer of the Company, and has served in such capacities since the Company was organized. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also a Director, President and Treasurer of Intervest Bancshares Corporation, an affiliated bank holding company and Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank, a Florida state-chartered bank which is majority owned by Intervest Bancshares Corporation. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgages through certain family-owned entities.

Milton F. Gidge, age 68, serves as a Director of the Company, and has served in such capacity since December, 1988. Mr. Gidge received a Bachelor of Business Administration degree in Accounting from Adelphi University and a Masters Degree in Banking and Finance from New York University. Mr. Gidge retired in 1994 and, prior to his retirment, was a Director and Chairman-Credit Policy of Lincoln Savings Bank, F.S.B. (headquartered in New York City). He is also a Director of

Intervest Bancshares Corporation, Interboro Mutual Indemnity Insurance Company and Vicon Industries, Inc. Mr. Gidge was an officer of Lincoln Savings Bank, F.S.B. for more than five years.

William F. Holly, age 69, serves as a Director of the Company and has served in such capacity since December, 1990. Mr. Holly received a Bachelor of Arts degree in Economics from Alfred University. Mr. Holly is Chairman of the Board and Chief Executive Officer of Sage, Rutty & Co., Inc., members of the Boston Stock Exchange, with offices in Rochester, New York and Canandaigua, New York, and is also a Director of Intervest Bancshares Corporation and a Trustee of Alfred University. Mr. Holly has been an officer and director of Sage, Rutty & Co., Inc. for more than five years.

David J. Willmott, age 59, serves as a Director of the Company, and has served in such capacity since June, 1989. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 25 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation.

Wesley T. Wood, age 55, serves as a Director of the Company, and has served in such capacity since April, 1992. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation, a Director of the Center of Direct Marketing at New York University, a member of the Marketing Committee at Fairfield University in Connecticut, and a Trustee of St. Dominics in Oyster Bay, New York.

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

Item 11.  Executive Compensation

Prior to July 1, 1995, no compensation was paid to or accrued by the Company for any executive officer or director of the Company (other than fees paid to directors for attending Board meetings). Each of the directors receives a fee of $250 for each meeting of the Board of Directors he attends. Effective as of July 1, 1995, the Company entered into an employment agreement with Mr. Jerome Dansker, its Executive vice President. The agreement is for a term of ten years and provides for the payment of an annual salary in the present amount of $140,450 which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for monthly expense account payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of the amount which otherwise would have been paid to Mr. Dansker will continue until the greater of (i) the balance of the term of employment, and
(ii) three years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 1998, information concerning the ownership of the outstanding common stock of the Company, all of which is beneficially owned by the three individuals listed below:

Name and Address of Beneficial Owner      Amount and Nature of Beneficial Ownership                        Percent of Class
------------------------------------      -----------------------------------------                        ----------------
      Lowell S. Dansker.....................                         15.92 shares (1)                                 50.0%
      360 West 55th Street
      New York, New York 10019

      Lawrence G. Bergman................                             3.79 shares                                     11.9%
      201 East 62nd Street,
      New York, New York 10021

      Helene D. Bergman...................                           12.13 shares (2)                                 38.1%
                                                                     ------------                                    ------
      201 East 62nd Street,
      New York, New York 10021
Total Outstanding............................                        31.84 shares                                    100.0%
                                                                      =============                                  ======

(1) Of the 15.92 shares beneficially owned by Mr. Dansker, 0.40 shares are owned by Mr. Dansker as custodian for his two children under the Uniform Gifts to Minors Act of the State of New York.

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

An annual mortgage servicing fee which is based on certain percentage of the face amount of mortgages receivable is paid by the Company monthly to Capital Holding Company, an affiliate of the Company. The services provided to the Company by Capital Holding Company in consideration for such mortgage servicing fee include (i) the collection of mortgages receivable, (ii) the payment of mortgages payable, (iii) the payment of property taxes for the mortgaged premises after receipt of such tax payments from mortgagors and (iv) the payment of property insurance premiums for the mortgaged properties after receipt of such insurance payments from mortgagors. For the fiscal year ended December 31, 1997, the amount of the mortgage servicing fee paid by the Company was $264,000.

Mr. William F. Holly, who is a director of the Company, also serves as Chairman of the Board and Chief Executive Officer of Sage, Rutty & Co., Inc., which firm has acted as an underwriter in connection with the Company's offerings of debentures, including the offering of debentures conducted during fiscal 1997.

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

      4.13 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of May 1, 1997, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-23093), declared effective on April 30, 1997.

      4.14 Agreements of Resignation, Appointment and Acceptance dated as of April 30, 1992, by and among the Company, First American Bank of Georgia, N.A. and The Bank of New York, incorporated by reference to the Company's annual report on Form 10K for the year ended December 31, 1992 wherein such documents were filed as exhibit 4.8.

      10.0 Employment Agreement between the Company and Jerome Dansker dated as of July 1, 1995, incorporated by reference to the Company's Registration Statement on Form S-11 (File #33-96662), declared effective on October 19, 1995.

      22.   List of Subsidiaries.

      27.    Financial Data Schedule

(b)   Reports on Form 8-K:

      None

                                   SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERVEST CORPORATION OF NEW YORK


Dated: March 27, 1998            By:        /S/ Lowell S. Dansker
                                              ---------------------
                                                  Lowell S. Dansker, President

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
----------
                                        President
                                        (Principal Executive Officer),
/S/ Lowell S. Dansker                   Treasurer (Principal Financial
Lowell S. Dansker                       Officer and Principal Accounting
Dated: March 27, 1998                   Officer) and Director


/S/ Lawrence G. Bergman                 Vice President
Lawrence G. Bergman                     Secretary and Director
Dated: March 27, 1998


                                        Director
Michael A. Callen
Dated: March   , 1998


/S/ Jerome Dansker                      Director, Executive Vice President
Jerome Dansker
Dated: March 27, 1998


                                        Director
Milton F. Gidge
Dated: March   , 1998


/S/ William F. Holly                    Director
William F. Holly
Dated: March 27, 1998


                                        Director
David J. Willmott
Dated: March   , 1998


/S/ Wesley T. Wood                      Director
Wesley T. Wood
Dated: March 27, 1998

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