Form 10-Q
period 1998-03-31
INTERVEST CORPORATION OF NEW YORK
filed 1998-05-14
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                                       OR

           [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______


                       Commission File Number 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK


             (Exact name of Registrant as specified in its charter)


           New York                                             13-3415815
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


               10 Rockefeller Plaza, New York, New York 10020-1903
--------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code         (212) 757-7300
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO.
                                      ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

           Class of Common Stock        Outstanding at March 31, 1998
           ---------------------        -----------------------------
               No Par Value                      31.84 Shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  Financial Statements

Results for the three months ended March 31, 1998 and 1997 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full years.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                   March 31,      DECEMBER 31,
                                                     1998             1997
                                                 ------------     ------------
                                                  (Unaudited)
ASSETS

Cash and cash equivalents                       $   4,717,000     $  15,596,000
Mortgages receivable, including due from
  affiliates of $8,250,000 and $6,250,000          86,822,000        74,316,000
  (Notes 2, 4 and 5)
Deferred debenture offering costs,
  net of accumulated amortization
  of $2,899,000 and $2,675,000 (Note 2) .           4,046,000         4,270,000
Other assets (Note 7)                               1,446,000         1,389,000
                                                 ------------     -------------
                                                $  97,031,000     $  95,571,000
                             TOTAL ASSETS        ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses         $     118,000     $     114,000
  Mortgage escrow deposits                          2,257,000         1,617,000
  Subordinated debentures payable (Note 3)         78,000,000        78,000,000
  Debenture interest payable at maturity (Note 3)   5,525,000           496,000
  Deferred mortgage interest and fees                 399,000           353,000
                                                 ------------      ------------

                          TOTAL LIABILITIES        86,299,000        85,050,000
                                                 ------------      ------------
Commitments and other matters (Note 6)

STOCKHOLDERS' EQUITY
  Common stock, no par value;
    authorized 200 shares; issued
    and outstanding 32 shares                       2,000,000         2,000,000
  Additional paid-in capital                        3,509,000         3,509,000
  Retained earnings                                 5,223,000         5,012,000
                                                 ------------      ------------

                 TOTAL STOCKHOLDERS' EQUITY        10,732,000        10,521,000
                                                 ------------      ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  97,031,000     $  95,571,000
                                                 ============      ============


See notes to financial statements
                                        3

                       INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS


                                                   Three Months Ended
                                                        March 31,
                                               --------------------------
                                                  1998            1997
                                               -----------    -----------
                                                       (Unaudited)
REVENUE

  Interest income
    Affiliates                                $   173,000    $   173,000
    Others                                      2,610,000      2,425,000
                                               ----------     ----------
         Total                                  2,783,000      2,598,000

  Other income (Note 5)                           136,000        123,000
  Gain on early repayment of discounted
    mortgages receivable (Note 4)                   7,000        104,000
                                               ----------     ----------
                                                2,926,000      2,825,000
                                               ----------     ----------

  Interest                                      2,130,000      1,992,000
  General and administrative (Note 5)             181,000        177,000
  Amortization of deferred debenture
    offering costs (Note 2)                       224,000        305,000
                                               ----------     ----------

                                                2,535,000      2,474,000
                                               ----------     ----------

Income before income taxes                        391,000        351,000

Provision for income taxes (Note 7)               180,000        159,000
                                               ----------     ----------

NET INCOME                                        211,000        192,000

Retained earnings - beginning of period         5,012,000      4,566,000
                                               ----------     ----------

RETAINED EARNINGS - END OF PERIOD              $5,223,000     $4,758,000
                                               ==========     ==========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended March 31,
                                                      -------------------------------
                                                            1998           1997
                                                        ------------   ------------
                                                                (Unaudited)
OPERATING ACTIVITIES

  Net Income                                          $    211,000    $    192,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Amortization of discount on mortgages receivable        (154,000)       (113,000)
  Amortization of deferred debenture offering costs        224,000         305,000
  Gain on early repayment of discounted mortgages           (7,000)       (104,000)
  Changes in operating assets and liabilities:
    Other assets                                           (57,000)        (93,000)
    Accounts payable and accrued liabilities                 4,000         (239,00)
    Mortgage escrow deposits                               640,000         266,000
    Debenture interest payable at maturity                 559,000       1,078,000
    Deferred mortgage interest and fees                     46,000          32,000
                                                      -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                1,466,000       1,324,000
                                                      -------------   -------------
INVESTING ACTIVITIES

  Collection of mortgages receivable                     4,642,000      10,442,000
  Mortgages receivable acquired
    Properties owned by affiliates                      (2,000,000)
    Properties owned by others                         (14,987,000)    (11,058,000)
                                                      -------------   -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (12,345,000)       (616,000)
                                                      -------------   -------------
FINANCING ACTIVITIES

  Payment of debenture offering costs                                      (50,000)
  Principal payments of subordinated debentures                         (6,000,000)
                                                      -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        0      (6,050,000)
                                                      -------------   -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (10,879,000)     (5,342,000)

Cash and cash equivalents at beginning of period        15,596,000      16,911,000
                                                      -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  4,717,000    $ 11,569,000
                                                      =============   =============


See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)

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

(b)     Mortgage Loans:
        ---------------

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

(c)     Allowance for losses:
        ---------------------

        An allowance for loss related to loans that are impaired is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral. Management's periodic evaluation of the need for, or adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on any impaired loans that may be susceptible to significant change. For financial reporting purposes mortgages are deemed to be delinquent when payment of either principal or interest is more than 90 days past due.

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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)



(NOTE 2) - Significant Accounting Policies: (continued)
-------------------------------------------------------


(e)     Statement of cash flows:

        For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

        Three Months Ended March 31,       Interest        Income Taxes
        ----------------------------     ------------      ------------
                 1998.................    $1,572,000        $  22,000
                 1997.................       915,000          395,000

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

(h)     Concentration of credit risk:
        -----------------------------

        (1) The Company places its temporary cash investments with higher credit-quality financial institutions, including a bank which is an affiliate of the shareholders of the Company and in governmental obligations. Such investments are generally in excess of the FDIC insurance limit. The Company has not experienced any losses from such investments.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)


(NOTE 2) - Significant Accounting Policies: (continued)
-------------------------------------------

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

(NOTE 3) - Subordinated Debentures Payable:
-------------------------------------------

The Company's Registered Floating Rate Redeemable Debentures consist of the following:

                                                       March 31,    December 31,
                                                          1998          1997
                                                       ---------    ------------

Series 5/13/91, interest at 2% above prime .....     $ 6,000,000     $ 6,000,000
Series 2/20/92, interest at 2% above prime .....       4,500,000       4,500,000
Series 6/29/92, interest at 2% above prime .....       7,000,000       7,000,000
Series 9/13/93, interest at 2% above prime .....       8,000,000       8,000,000
Series 1/28/94, interest at 2% above prime .....       4,500,000       4,500,000
Series 10/28/94, interest at 2% above prime ....       4,500,000       4,500,000
Series 5/12/95, interest at 2% above prime .....       9,000,000       9,000,000
Series 10/19/95, interest at 2% above prime ....       9,000,000       9,000,000
Series 5/10/96, interest at 1% above prime .....       1,000,000       1,000,000
Series 5/10/96, interest at 2% above prime .....      10,000,000      10,000,000
Series 10/15/96, interest at 1% above prime ....         500,000         500,000
Series 10/15/96, interest at 2% above prime ....       5,500,000       5,500,000
Series 4/30/97, interest at 9% .................         500,000         500,000
Series 4/30/97, interest at 1% above prime .....       8,000,000       8,000,000
                                                       ---------       ---------
                                                     $78,000,000     $78,000,000
                                                     ===========     ===========

"Prime" refers to the prime rate of Chase Manhattan Bank.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)


(NOTE 3) - Subordinated Debentures Payable (continued):
------------------------------------------

Prime was 81/2% on March 31, 1998 and on December 31, 1997. Minimum interest is 91/2% and maximum interest is 15% on Series 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14% and Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95, 5/10/96,
10/15/96 and 4/30/97 due October 1, 2005 have maximum  interest of 12%.

Payment of interest on an aggregate of $13,770,000 of debentures is deferred until maturity and such deferred earns interest at prime. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1995, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 1999.

The debentures are unsecured and subordinated to all present and future senior indebtedness, as defined.

Maturities of debentures are summarized as follows:

              Year Ending December 31,              March 31, 1998
              ------------------------              --------------

               1998................................  $ 1,000,000
               1999................................   11,500,000
               2000................................    7,000,000
               2001................................    8,000,000
               2002................................    4,500,000
               Thereafter until 2005...............   46,000,000
               Total................................ $78,000,000

(NOTE 4) - Mortgages Receivable:
--------------------------------

Information as to mortgages receivable is summarized as follows:

                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
         First Mortgages ........................$79,173,000      $68,668,000
         Junior Mortgages ........................ 8,534,000        6,534,000
                                                 -----------      -----------
                                                 $87,707,000      $75,202,000

Less Unearned Discount .........................     885,000          886,000
Total .......................................... $86,822,000      $74,316,000
                                                 ===========      ===========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)


(NOTE 4) - Mortgages Receivable: (continued)
-------------------------------

Interest rates on mortgages range from 6% to 23%. Certain mortgages have been discounted utilizing rates ranging from 12% to 17%.

During the first quarter of 1998 and 1997, certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

             Year Ending December 31,               March 31, 1998
             ------------------------               --------------
               1998................................  $29,110,000
               1999................................   35,789,000
               2000................................    2,400,000
               2001................................      790,000
               2002................................      951,000
               Thereafter until 2015...............   18,667,000
                                                      ----------
               Total...............................  $87,707,000
                                                     ===========

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required, although one mortgage with a carrying value of $1,584,000 is delinquent and the Company is in the process of foreclosing on the related property, the fair value of which exceeds the carrying value of the loan.

(NOTE 5) - Related Party Transactions:
--------------------------------------

During the first quarter of 1998, the Company made additional loans of $2,000,000 on properties owned by affiliated companies.

Other income includes fees of $1,000 and $2,000 from affiliates for the three months ended March 31, 1998 and 1997, respectively.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)

(NOTE 5) - Related Party Transactions: (continued)
--------------------------------------

The Company utilizes personnel and other facilities of affiliated entities and is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages and distributing debentrure interest checks. Such fees amounted to $72,000 and $66,000 for the three months ended March 31, 1998 and 1997, respectively. Management believes these service fees are reasonable.

The Company participates with Intervest Bank in three mortgages. The balance of the Company's participation in these mortgages was $3,364,000 and $1,310,000 at March 31, 1998 and December 31, 1997, respectively. The shareholders of the Company are officers, directors and shareholders of the parent of Intervest Bank.

(NOTE 6) - Commitments:
-----------------------

     (a) Office lease:
     -----------------

The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rents the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $27,000 and $29,000 for the three months ended March 31, 1998 and 1997, respectively.

Future minimum rents under the lease are as follows:

             Year Ending December 31,              March 31, 1998
             ------------------------              --------------
               1998................................   $ 131,177
               1999................................     174,902
               2000................................     179,133
               2001................................     191,828
               2002................................     191,828
               Thereafter..........................     335,699
                                                     ----------
               Total................................ $1,204,567
                                                     ==========

The Company shares this space with affiliates who were charged rent of $18,000 and $16,000 for the three months ended March 31, 1998 and 1997, respectively.

     (b) Employment agreement:
     -------------------------

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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)


(NOTE 7) - Income Taxes:
------------------------

The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

The provision for income taxes consists of the following components:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                     1998                1997
                                                     ----                ----
Current taxes:
Federal ...............................           $ 106,000           $ 122,000
State and local .......................              72,000              83,000

Deferred taxes:
Federal ...............................               1,500
State and local .......................                 500             (18,000)
                                                  ---------           ---------
Total tax provision ...................           $ 180,000           $ 159,000
                                                  =========           =========

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
Debenture underwriting commissions .............   $  8,000            $  9,000
Deferred fees and interest .....................     48,500              49,500
Discount on mortgages receivable ...............    (18,500)            (18,500)
Total ..........................................   $ 38,000            $ 40,000

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                   1998          1997
                                                                   ----          ----
Tax computed based upon the statutory federal tax rate ......   $ 133,000    $ 119,000
State and local income tax, net of federal income tax benefit      48,000       43,000
Non-taxable income ..........................................      (1,000)      (3,000)
                                                                ---------    ---------
Total .......................................................   $ 180,000    $ 159,000
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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholder's equity at March 31, 1998 was $10,732,000, compared with $10,521,000 at December 31, 1997. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Three Months Ended March 31, 1998 and 1997

For the three months ended March 31, 1998 interest income was $2,783,000 as compared to $2,598,000 for the same period a year ago. The increase of $185,000 resulted primarily from an increase in mortgages receivable from $70,532,000 at March 31, 1997 to $86,822,000 at March 31, 1998, offset in part by lower interest rates on certain mortgages.

Interest expense for the 1998 period was $2,130,000 as compared to $1,992,000 for the 1997 period. The increase of $138,000 resulted mainly from an increase in long-term obligations.

The provision for income taxes are $180,000 and $159,000 for three months ended March 31, 1998 and 1997, respectively. These provisions represent 46% and 45% of pretax income for each period.

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

At March 31, 1998, 54% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Florida, Georgia, New Jersey, suburbs of New York City, Pennsylvania and Virginia.

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

Current Loan Status:

At March 31, 1998, the Company had 49 real estate mortgage loans in its portfolio, totaling $87,707,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 23% per annum. Certain mortgages have been discounted utilizing rates between 12% and 17% per annum.

Through March 31, 1998, the Company has experienced only one delinquency in its mortgage portfolio. It is pursuing foreclosure proceedings with respect to this mortgage, the principal balance of which mortgage is approximately $1,584,000.

Certain information concerning the Company's mortgage loans outstanding at March 31, 1998 is set forth below:

                             Carrying
                            Amount of
                             Mortgage                        No. of
                               Loans         Prior Liens      Loans
                            -----------      -----------     ------
First Mortgage Loans.....   $78,288,000      $         0       44
Junior Mortgages ........     8,534,000       14,501,000        5
                              ---------       ----------      ----
 ........................    $86,822,000      $14,501,000       49
                            ===========      ===========      ====

The historical cost of the mortgage loans which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

        At March 31, 1998, the Company was involved in one legal proceeding. On or about December 12, 1996, in the Circuit Court for Osceola County, Florida, the Company commenced mortgage foreclosure proceedings relating to real property located in Osceola County, Florida. The principal amount of such mortgage is approximately $1,584,000. The mortgagor has filed for Bankruptcy protection which has delayed the foreclosure proceedings.

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




                               INTERVEST CORPORATION OF NEW YORK
                               (Registrant)



Dated: May 6, 1998             /S/ Lowell S. Dansker
                               -------------------------------------------------
                               Lowell S. Dansker, President (Principal Executive
                               Officer), Treasurer (Principal Financial Officer
                               and Principal Accounting Officer) and Director





Dated: May 6, 1998             /S/ Lawrence G. Bergman
                              --------------------------------------------------
                              Lawrence G. Bergman, Vice President, Secretary and Director