Form 10-Q/A
period 1998-03-31
INTERVEST CORPORATION OF NEW YORK
filed 1998-05-22
CIK 835955

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
               No Par Value                      31.84 Shares

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                   March 31,      DECEMBER 31,
                                                     1998             1997
                                                 ------------     ------------
                                                  (Unaudited)
ASSETS

Cash and cash equivalents                       $   4,717,000     $  15,596,000
Mortgages receivable, including due from
  affiliates of $8,250,000 and $6,250,000          86,822,000        74,316,000
  (Notes 2, 4 and 5)
Deferred debenture offering costs,
  net of accumulated amortization
  of $2,899,000 and $2,675,000 (Note 2) .           4,046,000         4,270,000
Other assets (Note 7)                               1,446,000         1,389,000
                                                 ------------     -------------
                                                $  97,031,000     $  95,571,000
                             TOTAL ASSETS        ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses         $     118,000     $     114,000
  Mortgage escrow deposits                          2,257,000         1,617,000
  Subordinated debentures payable (Note 3)         78,000,000        78,000,000
  Debenture interest payable at maturity (Note 3)   5,525,000         4,966,000
  Deferred mortgage interest and fees                 399,000           353,000
                                                 ------------      ------------

                          TOTAL LIABILITIES        86,299,000        85,050,000
                                                 ------------      ------------
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
                                                 ============      ============


See notes to financial statements
                                        3

                       INTERVEST CORPORATION OF NEW YORK
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS


                                                   Three Months Ended
                                                        March 31,
                                               --------------------------
                                                  1998            1997
                                               -----------    -----------
                                                       (Unaudited)
REVENUE

  Interest income
    Affiliates                                $   173,000    $   173,000
    Others                                      2,610,000      2,425,000
                                               ----------     ----------
         Total                                  2,783,000      2,598,000

  Other income (Note 5)                           136,000        123,000
  Gain on early repayment of discounted
    mortgages receivable (Note 4)                   7,000        104,000
                                               ----------     ----------
                                                2,926,000      2,825,000
                                               ----------     ----------
EXPENSES

  Interest                                      2,130,000      1,992,000
  General and administrative (Note 5)             181,000        177,000
  Amortization of deferred debenture
    offering costs (Note 2)                       224,000        305,000
                                               ----------     ----------

                                                2,535,000      2,474,000
                                               ----------     ----------

Income before income taxes                        391,000        351,000

Provision for income taxes (Note 7)               180,000        159,000
                                               ----------     ----------

NET INCOME                                        211,000        192,000

Retained earnings - beginning of period         5,012,000      4,566,000
                                               ----------     ----------

RETAINED EARNINGS - END OF PERIOD              $5,223,000     $4,758,000
                                               ==========     ==========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended March 31,
                                                      -------------------------------
                                                            1998           1997
                                                        ------------   ------------
                                                                (Unaudited)
OPERATING ACTIVITIES

  Net Income                                          $    211,000    $    192,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Amortization of discount on mortgages receivable        (154,000)       (113,000)
  Amortization of deferred debenture offering costs        224,000         305,000
  Gain on early repayment of discounted mortgages           (7,000)       (104,000)
  Changes in operating assets and liabilities:
    Other assets                                           (57,000)        (93,000)
    Accounts payable and accrued liabilities                 4,000         (239,00)
    Mortgage escrow deposits                               640,000         266,000
    Debenture interest payable at maturity                 559,000       1,078,000
    Deferred mortgage interest and fees                     46,000          32,000
                                                      -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                1,466,000       1,324,000
                                                      -------------   -------------
INVESTING ACTIVITIES

  Collection of mortgages receivable                     4,642,000      10,442,000
  Mortgages receivable acquired
    Properties owned by affiliates                      (2,000,000)
    Properties owned by others                         (14,987,000)    (11,058,000)
                                                      -------------   -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (12,345,000)       (616,000)
                                                      -------------   -------------
FINANCING ACTIVITIES

  Payment of debenture offering costs                                      (50,000)
  Principal payments of subordinated debentures                         (6,000,000)
                                                      -------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              0      (6,050,000)
                                                      -------------   -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (10,879,000)     (5,342,000)

Cash and cash equivalents at beginning of period        15,596,000      16,911,000
                                                      -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  4,717,000    $ 11,569,000
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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 1998 and 1997)


(NOTE 3) - Subordinated Debentures Payable (continued):
------------------------------------------

Prime was 8 1/2% on March 31, 1998 and on December 31, 1997. Minimum interest is 9 1/2% and maximum interest is 15% on Series 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14% and Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95, 5/10/96,
10/15/96 and 4/30/97 due October 1, 2005 have maximum  interest of 12%.

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

The debentures are unsecured and subordinated to all present and future senior indebtedness, as defined.

Maturities of debentures are summarized as follows:

              Year Ending December 31,              March 31, 1998
              ------------------------              --------------

               1998................................  $ 1,000,000
               1999................................   11,500,000
               2000................................    7,000,000
               2001................................    8,000,000
               2002................................    4,500,000
               Thereafter until 2005...............   46,000,000
                                                     -----------
               Total................................ $78,000,000
                                                     ===========

(NOTE 4) - Mortgages Receivable:
--------------------------------

Information as to mortgages receivable is summarized as follows:

                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
         First Mortgages ........................$79,173,000      $68,668,000
         Junior Mortgages ........................ 8,534,000        6,534,000
                                                 -----------      -----------
                                                 $87,707,000      $75,202,000

Less Unearned Discount .........................     885,000          886,000
                                                 -----------      -----------
Total .......................................... $86,822,000      $74,316,000
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

The provision for income taxes consists of the following components:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                     1998                1997
                                                     ----                ----
Current taxes:
Federal ...............................           $ 106,000           $ 122,000
State and local .......................              72,000              83,000

Deferred taxes:
Federal ...............................               1,500             (28,000)
State and local .......................                 500             (18,000)
                                                  ---------           ---------
Total tax provision ...................           $ 180,000           $ 159,000
                                                  =========           =========

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------
Debenture underwriting commissions .............   $  8,000            $  9,000
Deferred fees and interest .....................     48,500              49,500
Discount on mortgages receivable ...............    (18,500)            (18,500)
                                                   --------            --------
Total ..........................................   $ 38,000            $ 40,000
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