Form 10-Q
period 1998-06-30
INTERVEST CORPORATION OF NEW YORK
filed 1998-08-14
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                       Commission File Number 33-22976-NY

                       INTERVEST CORPORATION OF NEW YORK
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 New York                                   13-3415815
    -------------------------------                      ----------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

10 Rockefeller Plaza, New York, New York                    10020-1903
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       (212) 757-7300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

          Class of Common Stock                   Outstanding at June 30, 1998
          ---------------------                   ----------------------------
               No Par Value                                31.84 Shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  Financial Statements
-------  --------------------

Results for the three months and for the six months ended June 30, 1998 and 1997 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results for the full years.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,       DECEMBER 31,
                                                       1998            1997
                                                     --------       ------------
                                                    (Unaudited)
ASSETS

Cash and cash equivalents                           $ 9,085,000   $15,596,000
 Mortgages receivable, including due from
  affiliates of $8,250,000 and $6,250,000            83,080,000    74,316,000
  (Notes 2, 4 and 5)
Deferred debenture offering costs,
  net of accumulated amortization
  of $3,122,000 and $2,675,000 (Note 2)               3,823,000     4,270,000
Other assets (Note 7)                                 1,431,000     1,389,000
                                                    -----------   -----------
                                                    $97,419,000   $95,571,000
                 TOTAL ASSETS                       ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses             $   225,000   $   114,000
  Mortgage escrow deposits                            2,068,000     1,617,000
  Subordinated debentures payable (Note 3)           78,000,000    78,000,000
  Debenture interest payable at maturity (Note 3)     5,732,000     4,966,000
  Deferred mortgage interest and fees                   348,000       353,000
                                                    -----------   -----------

                                TOTAL LIABILITIES    86,373,000    85,050,000
                                                    -----------   -----------
Commitments and other matters (Note 6)

STOCKHOLDERS' EQUITY
  Common stock, no par value;
   authorized 200 shares; issued
   and outstanding 32 shares                          2,000,000     2,000,000
  Additional paid-in capital                          3,509,000     3,509,000
  Retained earnings                                   5,537,000     5,012,000
                                                    -----------   -----------

                       TOTAL STOCKHOLDERS' EQUITY    11,046,000    10,521,000
                                                    -----------   -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $97,419,000   $95,571,000
                                                    ===========   ===========


See notes to financial statements
                                        3

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                             ------------------        ----------------
                                              1998        1997         1998         1997
                                              ----        ----         ----         ----
                                                (Unaudited)              (Unaudited)
REVENUE
  Interest income
    Affiliates                            $  215,000   $  173,000   $  388,000   $  347,000
    Others                                 2,614,000    2,149,000    5,224,000    4,573,000
                                          ----------   ----------   ----------   ----------
        Total                              2,829,000    2,322,000    5,612,000    4,920,000

  Other income (Note 5)                      165,000      105,000      301,000      228,000
  Gain on early repayment of discounted
    mortgages receivable (Note 4)            130,000       99,000      137,000      203,000
                                          ----------   ----------   ----------   ----------
                                           3,124,000    2,526,000    6,050,000    5,351,000
                                          ----------   ----------   ----------   ----------
EXPENSES

  Interest                                 2,140,000    1,972,000    4,270,000    3,964,000
  General and administrative (Note 5)        183,000      157,000      364,000      335,000
  Amortization of deferred debenture
    offering costs (Note 2)                  223,000      206,000      447,000      510,000
                                          ----------   ----------   ----------   ----------

                                           2,546,000    2,335,000    5,081,000    4,809,000
                                          ----------   ----------   ----------   ----------

Income before income taxes                   578,000      191,000      969,000      542,000


Provision for income taxes (Note 7)          264,000       87,000      444,000      246,000
                                          ----------   ----------   ----------   ----------

NET INCOME                                   314,000      104,000      525,000      296,000

Retained earnings - beginning              5,223,000    4,758,000    5,012,000    4,566,000
                                          ----------   ----------   ----------   ----------

RETAINED EARNINGS - END                   $5,537,000   $4,862,000   $5,537,000   $4,862,000
                                          ==========   ==========   ==========   ==========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                            1998            1997
                                                            ----            ----
                                                              (Unaudited)
OPERATING ACTIVITIES

  Net Income                                          $    525,000    $    296,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Amortization of discount on mortgages receivable        (315,000)       (218,000)
  Amortization of deferred debenture offering costs        447,000         510,000
  Gain on early repayment of discounted mortgages         (137,000)       (203,000)
  Changes in operating assets and liabilities:
    Other assets                                           (42,000)
    Accounts payable and accrued liabilities               111,000        (313,000)
    Mortgage escrow deposits                               451,000      (1,212,000)
    Debenture interest payable at maturity                 766,000         677,000
    Deferred mortgage interest and fees                     (5,000)        (54,000)
                                                      ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      1,801,000        (517,000)
                                                      ------------    ------------
INVESTING ACTIVITIES

  Collection of mortgages receivable                    14,803,000      17,981,000
  Mortgages receivable acquired
    Properties owned by affiliates                      (2,000,000)
    Properties owned by others                         (21,115,000)    (13,329,000)
                                                      ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (8,312,000)      4,652,000
                                                      ------------    ------------
FINANCING ACTIVITIES

  Proceeds from subordinated debenture offerings                         7,500,000
  Payment of debenture offering costs                                     (729,000)
  Principal payments of subordinated debentures                         (6,000,000)
                                                      ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        0         771,000
                                                      ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (6,511,000)      4,906,000

Cash and cash equivalents at beginning of period        15,596,000      16,911,000
                                                      ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  9,085,000    $ 21,817,000
                                                      ============    ============


See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1998 and 1997)

(NOTE 1) - The Company:
-----------------------

Intervest Corporation of New York (the "Company") was formed by Lowell S. Dansker, Lawrence G. Bergman and Helene D. Bergman for the purpose of engaging in the real estate business, including the acquisition and purchase of real estate mortgage loans.

(NOTE 2) - Significant Accounting Policies:
-------------------------------------------

     (a)     Consolidation Policy:
     ---     ---------------------

             The financial statements include the accounts of all subsidiaries. Material intercompany items are eliminated in consolidation.

     (b)    Mortgage Loans:
     ---    ---------------

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

     (c)     Allowance for losses:
     ---     ---------------------

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

     (d)     Deferred debenture offering costs:
     ---     ----------------------------------

             Costs relating to offerings of debentures are amortized over the terms of the debentures based on serial maturities. Deferred debenture offering costs consist primarily of underwriters commissions.

     (e)     Statement of cash flows:
     ---     ------------------------

             For purposes of the statement of cash flows, the Company considers all highly liquid instruments (principally commercial paper) purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

          Six Months Ended June 30,        Interest             Income Taxes
          -------------------------        --------             ------------
                         1998             $3,504,000             $  257,000
                         1997              3,288,000                643,000

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1998 and 1997)



(NOTE 2) - Significant Accounting Policies: (continued)
-------------------------------------------

     (f)     Estimated fair value of financial instruments:
     ---     ----------------------------------------------

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

     (g)     Use of estimates:
     ---     -----------------

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

     (h)     Concentration of credit risk:
     ---     -----------------------------

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

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1998 and 1997)



(NOTE 3) - Subordinated Debentures Payable:
-------------------------------------------

The Company's Registered Floating Rate Redeemable Debentures consist of the following:

                                                        June 30,    December 31,
                                                         1998           1997
                                                         ----           ----
Series 5/13/91, interest at 2% above prime             6,000,000     6,000,000
Series 2/20/92, interest at 2% above prime             4,500,000     4,500,000
Series 6/29/92, interest at 2% above prime             7,000,000     7,000,000
Series 9/13/93, interest at 2% above prime             8,000,000     8,000,000
Series 1/28/94, interest at 2% above prime             4,500,000     4,500,000
Series 10/28/94, interest at 2% above prime            4,500,000     4,500,000
Series 5/12/95, interest at 2% above prime             9,000,000     9,000,000
Series 10/19/95, interest at 2% above prime            9,000,000     9,000,000
Series 5/10/96, interest at 1% above prime             1,000,000     1,000,000
Series 5/10/96, interest at 2% above prime            10,000,000    10,000,000
Series 10/15/96, interest at 1% above prime              500,000       500,000
Series 10/15/96, interest at 2% above prime            5,500,000     5,500,000
Series 4/30/97, interest at 9%                           500,000       500,000
Series 4/30/97, interest at 1% above prime             8,000,000     8,000,000
                                                     -----------   -----------
                                                     $78,000,000   $78,000,000
                                                     ===========   ===========

"Prime" refers to the prime rate of Chase Manhattan Bank.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1998 and 1997)


(NOTE 3) - Subordinated Debentures Payable: (continued)
-------------------------------------------------------

Prime was 8 - 1/2% on June 30, 1998 and on December 31, 1997. Minimum interest is 9 - 1/2% and maximum interest is 15% on Series 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14%, and Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95,
5/10/96, 10/15/96 and 4/30/97 due October 1, 2005 have maximum interest of 12%.

At June 30, 1998 payment of interest on an aggregate of $13,340,000 of debentures is deferred until maturity and earns interest at prime. Generally debenture holders who have deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1996, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 1999.

The debentures are unsecured and subordinate to all present and future senior indebtedness, as defined. Maturities of debentures are summarized as follows:

      Year Ending December 31,                June 30, 1998
      ------------------------                -------------

               1998                            $ 1,000,000
               1999                             11,500,000
               2000                              7,000,000
               2001                              8,000,000
               2002                              4,500,000
               Thereafter until 2005            46,000,000
                                               -----------
               Total                           $78,000,000
                                               ===========

(NOTE 4) - Mortgages Receivable:
--------------------------------

Information as to mortgages receivable is summarized as follows:

                                June 30, 1998      December 31, 1997
                                -------------      -----------------

First Mortgages                   $75,502,000         $68,668,000
Junior Mortgages                    8,250,000           6,534,000
                                  -----------         -----------
                                   83,752,000          75,202,000

Less Unearned Discount                672,000             886,000
                                  -----------         -----------
Total                             $83,080,000         $74,316,000
                                  ===========         ===========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1998 and 1997)



(NOTE 4) - Mortgages Receivable: (continued)
--------------------------------

Interest rates on mortgages range from 6% to 15%. Certain mortgages have been discounted utilizing rates ranging from 9% to 17%.

During 1998 and 1997 certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Maturities of mortgages receivable during the next five years are summarized as follows:
      Year Ending December 31,                June 30, 1998
      ------------------------                -------------
               1998                             23,639,000
               1999                             33,846,000
               2000                              6,851,000
               2001                                774,000
               2002                                932,000
               Thereafter until 2015            17,710,000
                                               -----------
               Total                           $83,752,000
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

(NOTE 5) - Related Party Transactions:
--------------------------------------

During the first half of 1998, the Company made additional loans of $2,000,000 on properties owned by affiliated companies.

Other income includes fees of $3,000 from affiliates for the six months ended June 30, 1998 and 1997, respectively.

The Company utilizes personnel and other facilities of affiliated entities and is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages, and distributing debenture interest checks. Such fees amounted to $149,000 and $132,000 for the six months ended June 30, 1998 and 1997, respectively. Management believes these service fees are reasonable.

The Company participates with Intervest Bank in three mortgages. The balance of the Company's participation in these mortgages was $836,000 and $1,310,000 at June 30, 1998 and December 31, 1997, respectively. The shareholders of the Company are officers, directors and shareholders of the parent of Intervest Bank.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1998 and 1997)



(NOTE 6) - Commitments:
-----------------------

     (a) Office lease:
         -------------

The Company occupies its office space under a lease which terminates on June 30, 2004. In addition to minimum rent the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $53,000 and $57,000 for the six months ended June 30, 1998 and 1997, respectively.

Future minimum rents under the lease are as follows:

    Year Ending December 31        June 30, 1998
    -----------------------        -------------
               1998                     87,451
               1999                    174,902
               2000                    179,133
               2001                    191,828
               2002                    191,828
               Thereafter              335,699
                                    ----------
               Total                $1,160,841
                                    ==========

The Company shares this space with affiliates who were charged rent of $35,000 and $30,000 for the six months ended June 30, 1998 and 1997, respectively.

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

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1998 and 1997)


(NOTE 7) - Income Taxes  (continued)
-----------------------

The provision for income taxes consists of the following components:
                                                        Six Months Ended
                                                             June 30,
                                                        ----------------
                                                     1998                1997
                                                     ----                ----
Current taxes:
Federal                                           $ 264,000           $ 173,000
State and local                                     176,000             118,000

Deferred taxes:
Federal                                               2,500             (27,000)
State and local                                       1,500             (18,000)
                                                      -----             -------
Total tax provision                               $ 444,000           $ 246,000
                                                  =========           =========

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                               June 30, 1998   December 31, 1997
                                               -------------   -----------------
Debenture underwriting commissions                $  6,000        $  9,000
Deferred fees and interest                          48,000          49,500
Discount on mortgages receivable                   (18,000)        (18,500)
                                                   -------         -------
Total                                             $ 36,000        $ 40,000
                                                  ========        ========

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                          Six Months Ended
                                                               June 30,
                                                          ----------------
                                                        1998             1997
                                                        ----             ----
Tax computed based upon
 the statutory federal tax rate                      $ 329,000        $ 184,000

State and local income tax,
 net of federal income tax benefit                     118,000           67,000

Non-taxable income                                      (3,000)          (5,000)
                                                        ------           ------

Total                                                $ 444,000        $ 246,000
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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholder's equity at June 30, 1998 was $11,046,000, compared with $10,521,000 at December 31, 1997. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Three Months Ended June 30, 1998 and 1997

For the three months ended June 30, 1998 interest income was $2,829,000 as compared to $2,322,000 for the same period a year ago. The increase of $507,000 resulted mainly from an increase in mortgages receivable from $65,468,000 at June 30, 1997 to $83,080,000 at June 30, 1998, offset in part by lower interest rates on certain mortgages.

Other income for the 1998 period was $165,000 as compared to $105,000 for the 1997 period. The increase of $60,000 resulted mainly from an increase in mortgage prepayment premium.

Interest expense for the 1998 period was $2,140,000 as compared to $1,972,000 for the 1997 period. The increase of $168,000 resulted mainly from an increase in long-term obligations.

General and administrative expenses for the 1998 period was $183,000 as compared to $157,000 for 1997. The increase of $26,000 resulted mainly from increases in management fees and advertising expenses.

The provision for income taxes are $264,000 and $87,000 for three months ended June 30, 1998 and 1997, respectively. These provisions represent 46% of pretax income for each period.

Six Months Ended June 30, 1998 and 1997

For the Six months ended June 30, 1998 interest income was $5,612,000 as compared to $4,920,000 for the same period a year ago. The increase of $692,000 resulted mainly from an increase in mortgages receivable, offset in part by lower interest rates on certain mortgages.

Other income for the 1998 period was $301,000 as compared to $228,000 for the 1997 period. The increase of $73,000 resulted mainly from an increase in mortgage prepayment premium.

Interest expense for the 1998 period was $4,270,000 as compared to $3,964,000 for the 1997 period. The increase of $306,000 resulted mainly from an increase in long-term obligations.

General and administrative expenses for the 1998 period was $364,000 as compared to $335,000 for 1997. The increase of $29,000 resulted mainly from increases in management fees and advertising expenses.

The provision for income taxes are $444,000 and $246,000 for six months ended June 30, 1998 and 1997, respectively. These provisions represent 46% and 45% of pretax income for each period.

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

The Company is engaged in the real estate business. Its results of operations are affected by general economic trends in real estate markets, as well as by trends in the general economy and the movement of interest rates. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic condition in that area can also have an impact on the Company's operations.

The number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely. In any event, the Company believes that it would be able to reinvest the proceeds of any prepayments of mortgage loans in comparable mortgages so that prepayments would not have any material adverse effect on the Company's business.

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

At June 30, 1998, 52% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Connecticut, Florida, Georgia, New Jersey, suburbs of New York City, Pennsylvania, Virginia and Washington D.C.

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

Current Loan Status:

At June 30, 1998, the Company had 49 real estate mortgage loans in its portfolio, totaling $83,752,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 15% per annum. Certain mortgages have been discounted utilizing rates between 9% and 17% per annum.

At June 30, 1998, the Company had one delinquency in its mortgage portfolio. It is pursuing foreclosure proceedings with respect to this mortgage, the principal balance of which is approximately $1,584,000.

Certain information concerning the Company's mortgage loans outstanding at June 30, 1998 is set forth below:

                                   Carrying
                                   Amount of
                                    Mortgage                          No. of
                                     Loans          Prior Liens        Loans
                                     -----          -----------        -----

First Mortgage Loans               $74,830,000      $         0          45
Junior Mortgages                     8,250,000       13,895,000           4
                                     ---------       ----------           -
                                   $83,080,000      $13,895,000          49
                                   ===========      ===========          ==

The historical cost of the mortgage loans which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

None.

                           PART II - OTHER INFORMATION
                           ------- - -----------------



Item 1. Legal Proceedings

         At June 30, 1998, the Company was involved in one legal proceeding. On or about December 12, 1996, in the Circuit Court for Osceola County, Florida, the Company commenced mortgage foreclosure proceedings relating to real property located in Osceola County, Florida. The principal amount of such mortgage is approximately $1,584,000. The mortgagor has filed for Bankruptcy protection which has delayed the foreclosure proceedings.


Item 2. Changes in Securities and Use of Proceeds

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



                                INTERVEST CORPORATION OF NEW YORK
                                (Registrant)



Dated: August 13, 1998      /s/Lowell S. Dansker
                               --------------------
                               Lowell S. Dansker, President
                               (Principal Executive Officer), Treasurer
                               (Principal Financial Officer and
                               Principal Accounting Officer) and Director





Dated: August 13, 1998     /s/Lawrence G. Bergman
                               --------------------
                              Lawrence G. Bergman, Vice President, Secretary and Director