Form 10-Q
period 1998-09-30
INTERVEST CORPORATION OF NEW YORK
filed 1998-10-30
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________



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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock           Outstanding at September 30, 1998
---------------------           ---------------------------------

Common Stock: No Par Value                      31.84 Shares

Class B Stock: No Par Value                     15.89 Shares

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements
-----------------------------

Results for the three months and for the nine months ended September 30, 1998 and 1997 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results for the full years.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                       September 30, December 31
                                                            1998         1997
                                                       -------------------------
ASSETS

Cash and cash equivalents                               $16,428,000  $15,596,000
Mortgages receivable, including due from affiliates
of $3,950,000 and $6,250,000 (Notes 2, 4 and 5)          75,823,000   74,316,000
Deferred debenture offering costs, net of accumulated
amortization of $3,346,000 and $2,675,000 (Note 2)        3,599,000    4,270,000
Other assets (Note 7)                                     1,372,000    1,389,000
                                                         ----------   ----------
          TOTAL ASSETS                                  $97,222,000  $95,571,000
                                                         ==========   ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Account payable and accrued expenses                    $   391,000  $   114,000
Mortgage escrow deposits                                  2,117,000    1,617,000
Subordinated debentures payable (Note 3)                 77,000,000   78,000,000
Debenture interest payable at maturity (Note 3)           5,953,000    4,966,000
Debenture mortgage interest and fees                        311,000      353,000

                                                         ----------   ----------
          TOTAL LIABILITIES                              85,772,000   85,050,000
                                                         ----------   ----------

Commitments and other matters (Note 6)

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 200 shares;
issued and outstanding 32 shares                          2,000,000    2,000,000
Class B stock, no par value; authorized 100 shares;
issued and outstanding 16 shares                            100,000
Additional paid-in capital                                3,509,000    3,509,000
Retained earnings                                         5,841,000    5,012,000

                                                         ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                               11,450,000   10,521,000
                                                         ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $97,222,000  $95,571,000
                                                         ==========   ==========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS




                                               Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                               ------------------       -----------------
                                                 1998        1997        1998        1997
                                               ------------------       -----------------
                                                   (Unaudited)          (Unaudited)
REVENUE
Interest income
Affiliates                                   $  219,000  $  173,000  $  606,000  $  520,000
Others                                        2,551,000   2,391,000   7,777,000   6,964,000
                                              ---------   ---------   ---------   ---------

Total                                         2,770,000   2,564,000   8,383,000   7,484,000

Other income (Note 5)                           227,000      96,000     527,000     324,000
Gain on early repayment of Discounted
mortgages receivable (Note 4)                   142,000      13,000     279,000     216,000
                                              ---------   ---------   ---------   ---------

                                              3,139,000   2,673,000   9,189,000   8,024,000
                                              ---------   ---------   ---------   ---------

EXPENSES

Interest                                      2,147,000   2,096,000   6,416,000   6,060,000
General and administrative (Note 5)             206,000     231,000     570,000     566,000
Amortization of deferred debenture offering
costs (Note 2)                                  223,000     224,000     671,000     734,000
                                              ---------   ---------   ---------   ---------

                                              2,576,000   2,551,000   7,657,000   7,360,000
                                              ---------   ---------   ---------   ---------

Income before income taxes                      563,000     122,000   1,532,000     664,000

Provision for income taxes (Note 7)             259,000      56,000     703,000     302,000
                                              ---------   ---------   ---------   ---------

NET INCOME                                      304,000      66,000     829,000     362,000

Retained earnings - beginning                 5,537,000   4,862,000   5,012,000   4,566,000
                                              ---------   ---------   ---------   ---------

RETAINED EARNINGS - END                      $5,841,000  $4,928,000  $5,841,000  $4,928,000
                                              =========   =========   =========   =========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Nine Months Ended
                                                               September 30,
                                                            1998           1997
                                                            ----           ----
                                                                 (Unaudited)

OPERATING ACTIVITIES
Net Income                                           $    829,000   $    362,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
Amortization of discount on mortgages receivable         (442,000)      (318,000)
Amortization of deferred debenture offering costs         671,000        734,000
Gain on early repayment of discounted mortgages          (279,000)      (216,000)
Changes inoperating assets and liabilities:
     Other assets                                          17,000       (105,000)
     Accounts payable and accrued liabilities             277,000       (303,000)
     Mortgage escrow deposits                             500,000       (771,000)
     Debenture interst payable at maturity                987,000      1,015,000
     Deferred mortgage interest and fees                  (42,000)       (61,000)
                                                       ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               2,518,000        337,000
                                                       ----------     ----------

INVESTING ACTIVITIES
Collection of mortgages receivable                     35,132,000     23,026,000
Mortgages receivable acquired
Properties owned by affiliates                         (2,000,000)
Properties owned by others                            (33,918,000)   (21,100,000)
                                                       ----------     ----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (786,000)     1,926,000
                                                       ----------     ----------

FINANCIING ACTIVITIES

Proceeds from issuance of Class B Stock                   100,000
Proceeds from subordinated debenture offerings                         8,500,000
Payment of debenture offering costs                                     (751,000)
Principal payments of subordinated debentures          (1,000,000)    (6,000,000)
                                                       ----------     ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (900,000)     1,749,000
                                                       ----------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS                     832,000      4,012,000
Cash and cash equivalents at beginning of period       15,596,000     16,911,000
                                                       ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 16,428,000   $ 20,923,000
                                                       ==========     ==========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1998 and 1997)



(NOTE 1) - The Company:
-----------------------

Intervest Corporation of New York (the "Company") is engaged in the real estate business, which includes the acquisition and purchase of real estate mortgage loans.

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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
             Nine Month Periods Ended September 30, 1998 and 1997)



(NOTE 2) - Significant Accounting Policies: (continued)
------------------------------------------

(e)     Statement of cash flows:
        ------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid instruments (principally commercial paper) purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

Nine Months Ended September 30,   Interest      Income Taxes
-------------------------------   --------      ------------

             1998                 $5,430,000      $417,000
             1997                  5,045,000       736,000

(f)     Estimated fair value of financial instruments:
        ----------------------------------------------

         The Company considers the carrying amounts presented for mortgages receivable and subordinated debentures payable on the consolidated balance sheets to be reasonable approximations of fair value. The Company's variable or floating interest rates on large portions of its receivables and payables approximate those, which would prevail in current market transactions. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market transaction.

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

(h)     Concentration of credit risk:
        -----------------------------

         (1) The Company places its temporary cash investments with higher credit-quality financial institutions, including a bank, which is an affiliate of the shareholders of the Company and in governmental obligations. Such investments are generally in excess of the FDIC insurance limit. The Company has not experienced any losses from such investments.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
             Nine Month Periods Ended September 30, 1998 and 1997)


(NOTE 2) - Significant Accounting Policies: (continued)
------------------------------------------

         (2) The Company's mortgage portfolio includes mortgages on multi-family residential properties in the New York City area, most of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties. The rental housing market in New York City remains stable and the Company expects that such properties will continue to appreciate in value with little or no reduction in occupancy rates.

(NOTE 3) - Subordinated Debentures Payable:
-------------------------------------------

The Company's Registered Floating Rate Redeemable Debentures consist of the following:

                                                     September 30,     December 31,
                                                         1998              1997
                                                     -------------     ------------
Series 5/13/91, interest at 2% above prime           $ 6,000,000      $ 6,000,000
Series 2/20/92, interest at 2% above prime             4,500,000        4,500,000
Series 6/29/92, interest at 2% above prime             7,000,000        7,000,000
Series 9/13/93, interest at 2% above prime             8,000,000        8,000,000
Series 1/28/94, interest at 2% above prime             4,500,000        4,500,000
Series 10/28/94, interest at 2% above prime            4,500,000        4,500,000
Series 5/12/95, interest at 2% above prime             9,000,000        9,000,000
Series 10/19/95, interest at 2% above prime            9,000,000        9,000,000
Series 5/10/96, interest at 1% above prime                  -           1,000,000
Series 5/10/96, interest at 2% above prime            10,000,000       10,000,000
Series 10/15/96, interest at 1% above prime              500,000          500,000
Series 10/15/96, interest at 2% above prime            5,500,000        5,500,000
Series 4/30/97, interest at 9%                           500,000          500,000
Series 4/30/97, interest at 1% above prime             8,000,000        8,000,000
                                                     -----------      -----------
                                                     $77,000,000      $78,000,000
                                                     ===========      ===========

"Prime" refers to the prime rate of Chase Manhattan Bank.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1998 and 1997)


(NOTE 3) - Subordinated Debentures Payable: (continued)
------------------------------------------

Prime was 8 1/4% on September 30, 1998 and 8 1/2% on December 31, 1997. Minimum interest is 9 1/2% and maximum interest is 15% on Series 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14%, Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95,
5/10/96, 10/15/96 and 4/30/97 due October 1, 2005 have maximum interest of 12%.

At September 30, 1998 payment of interest on an aggregate of $12,320,000 of debentures is deferred until maturity and earns interest at prime. Generally debenture holders who have deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1996, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 1999.

The debentures are unsecured and subordinate to all present and future senior indebtedness, as defined. Maturities of debentures are summarized as follows:

               Year Ending December 31,   September 30, 1998
               ------------------------   ------------------

                    1998                   $   - 0 -
                    1999                   11,500,000
                    2000                    7,000,000
                    2001                    8,000,000
                    2002                    4,500,000
                    Thereafter until 2005  46,000,000
                                          -----------
                    Total                 $77,000,000
                                          ===========

(NOTE 4) - Mortgages Receivable:
--------------------------------

Information as to mortgages receivable is summarized as follows:

                                         September 30, 1998    December 31, 1997
                                         ------------------    -----------------

First Mortgages ........................     $72,477,000         $68,668,000
Junior Mortgages .......................       3,950,000           6,534,000

                                             -----------         -----------
                                              76,427,000          75,202,000

Less Unearned Discount .................         604,000             886,000
                                             -----------         -----------
Total ..................................     $75,823,000         $74,316,000
                                             ===========         ===========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1998 and 1997)


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

Maturities of mortgages receivable during the next five years are summarized as follows:

               Year Ending December 31,   September 30, 1998
               ------------------------   ------------------
                         1998                  $11,262,000
                         1999                   40,542,000
                         2000                    5,209,000
                         2001                      773,000
                         2002                      932,000
                         Thereafter until 2015  17,709,000
                                                -----------
                         Total                 $76,427,000
                                                ===========

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.

(NOTE 5) - Related Party Transactions:
--------------------------------------

Other income includes $4,000 from affiliates for the nine months ended September 30, 1998 and 1997, respectively.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1998 and 1997)


(NOTE 5) - Related Party Transactions: (continued)
-------------------------------------

The Company utilizes personnel and other facilities of affiliated entities and is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages, and distributing debenture interest checks. Such fees amounted to $224,000 and $198,000 for the nine months ended September 30, 1998 and 1997, respectively. Management believes these service fees are reasonable.

(NOTE 6) - Commitments:
-----------------------

     (a) Office lease:
         ------------

The Company occupies its office space under a lease, which terminates on September 30, 2004. In addition to minimum rent the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $80,000 and $86,000 for the nine months ended September 30, 1998 and 1997, respectively.

Future minimum annual rents under the lease are as follows:

          Year Ending December 31                 September 30, 1998
          -----------------------                 ------------------

               1998                                    $  43,726
               1999                                      174,902
               2000                                      179,133
               2001                                      191,828
               2002                                      191,828
               Thereafter                                335,699
                                                      ----------
               Total                                  $1,117,116
                                                      ==========

The Company shares this space with affiliates, who were charged rent of $53,000 and $46,000 for the nine months ended September 30, 1998 and 1997, respectively.

     (b) Employment agreement:
         --------------------

Effective as of July 1, 1995, the Company entered into an employment agreement with its Executive Vice President for a term of ten years at an annual salary in the present amount of $148,877, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. In the event of the executive's death or disability, one-half of this amount will continue to be paid for a term as defined in the agreement.

(NOTE 7) - Income Taxes:
-----------------------

The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

                        INTERVEST CORPORATION OF NEW YORK

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited with Respect to the Three Month and
              Nine Month Periods Ended September 30, 1998 and 1997)


(NOTE 7) - Income Taxes  (continued)
-----------------------

The provision for income taxes consists of the following components:
                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                      1998               1997
                                                      ----               ----
Current taxes:
Federal ...............................           $ 418,000           $ 202,000
State and local .......................             278,000             137,000

Deferred taxes:
Federal ...............................               4,000             (22,000)
State and local .......................               3,000             (15,000)
                                                  ---------           ---------
Total tax provision ...................           $ 703,000           $ 302,000
                                                  =========           =========

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                           September 30, 1998  December 31, 1997
                                           ------------------  -----------------
Debenture underwriting commissions ........      $  4,000              $  9,000
Deferred fees and interest ................        47,000                49,500
Discount on mortgages receivable ..........       (18,000)              (18,500)
                                                 --------              --------
Total .....................................      $ 33,000              $ 40,000
                                                 ========              ========

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                             Nine Months Ended
                                                              September 30,
                                                             -----------------
                                                             1998        1997
                                                             ----        ----

Tax computed based upon the statutory federal tax rate   $ 521,000    $ 227,000

State and local income tax,
     net of federal income tax benefit ...............     186,000       82,000

Non-taxable income ...................................      (4,000)      (7,000)
                                                         ---------    ---------

Total ................................................   $ 703,000    $ 302,000
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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholder's equity at September 30, 1998 was $11,450,000, compared with $10,521,000 at December 31, 1997. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Three Months Ended September 30, 1998 and 1997

For the three months ended September 30, 1998 interest income was $2,770,000 as compared to $2,564,000 for the same period a year ago. The increase of $206,000 resulted mainly from an increase in mortgages receivable from $68,307,000 at September 30, 1997 to $75,823,000 at September 30, 1998, offset in part by lower interest rates on certain mortgages.

Other income for the 1998 period was $227,000 as compared to $96,000 for the 1997 period. The increase of $131,000 resulted mainly from an increase in mortgage prepayment premium and mortgage late payment penalties.

Interest expense for the 1998 period was $2,147,000 as compared to $2,096,000 for the 1997 period. The increase of $51,000 resulted mainly from an increase in long-term obligations.

General and administration expenses for the 1998 period was $206,000 as compared to $231,000 for the 1997 period. The decrease of $25,000 resulted mainly from a decrease in advertising expenses.

The provision for income taxes are $259,000 and $56,000 for three months ended September 30, 1998 and 1997, respectively. These provisions represent 46% of pretax income for each period.

Nine Months Ended September 30, 1998 and 1997

For the nine months ended September 30, 1998 interest income was $8,383,000 as compared to $7,484,000 for the same period a year ago. The increase of $899,000 resulted mainly from an increase in mortgages receivable from $68,307,000 at September 30, 1997 to $75,823,000 at September 30, 1998, offset in part by lower interest rates on certain mortgages.

Other income for the 1998 period was $527,000 as compared to $324,000 for the 1997 period. The increase of $203,000 resulted mainly from an increase in prepayment premium and mortgage late payment penalties.

Interest expense for the 1998 period was $6,416,000 as compared to $6,060,000 for the 1997 period. The increase of $356,000 resulted mainly from an increase in long-term obligations.

The provision for income taxes are $703,000 and $302,000 for nine months ended September 30, 1998 and 1997, respectively. These provisions represent 46% and 45% of pretax income for each period.

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

The Company is engaged in the real estate business, its results of operations are affected by general economic trends in real estate markets, as well as by trends in the general economy and the movement of interest rates. Since many of the properties underlying the Company's mortgages are in the New York City area, the economic condition in that area can also have an impact on the Company's operations.

The Company's mortgage portfolio includes mortgages on multi-family residential properties, most of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. The rental housing market in New York City remains stable and the Company expects that such properties will continue to appreciate in value with little or no reduction in occupancy rates. As such, these properties are not affected by the general movement of real estate values in the same manner as other income-producing properties.

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

At September 30, 1998, 56% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Connecticut, Florida, Georgia, New Jersey, Suburbs of New York City, Pennsylvania, Virginia and Washington D.C.

Certain of the Company's real estate mortgage loans bear interest at a fixed rate. The balance of such loans bear interest at fluctuating rates. Interest on the loans is usually payable monthly.

The Company may also, from time to time, acquire interests in real property, including fee interests.

Investment Policy-Operations:

The  Company's  current  investment  policy  related  to  mortgages   emphasizes
investments in short-term real estate mortgages secured by income producing real property.

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

Current Loan Status:

At September 30, 1998, the Company had 46 real estate mortgage loans in its portfolio, totaling $76,427,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 15% per annum. Certain mortgages have been discounted utilizing rates between 9% and 17% per annum.

Certain information concerning the Company's mortgage loans outstanding at September 30, 1998 is set forth below:

                                    Carrying
                                   Amount of
                                    Mortgage                              No. of
                                      Loans          Prior Liens          Loans
                                      -----          -----------          -----

First Mortgage Loans ........      $71,873,000      $         0               43
Junior Mortgages ............        3,950,000        8,324,000                3


                                   -----------      -----------               --
                                   $75,823,000      $ 8,324,000               46
                                   ===========      ===========               ==

The historical cost of the mortgage loans, which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

None

                          PART II - OTHER INFORMATION



Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        During the third quarter, the Certificate of Incorporation of the Company was amended to create a new class of stock, designated Class B Stock and consisting of 100 shares, without par value. A total of 15.89 shares of Class B Stock were issued to an officer of the Company for cash consideration of $100,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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



Dated: October 27, 1998                 /S/ Lowell S. Dansker

                                        Lowell S. Dansker, President
                                        (Principal Executive Officer),
                                        Treasurer (Principal Financial Officer
                                        and Principal Accounting Officer)
                                        and Director





Dated: October 27, 1998                 /S/ Lawrence G. Bergman

                                        Lawrence G. Bergman, Vice President,
                                        Secretary and Director