Form 10-K
period 1998-12-31
INTERVEST CORPORATION OF NEW YORK
filed 1999-03-31
CIK 835955

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ...............  to  .....................

                             Commission File Number
                                   33-22976-NY
                             ----------------------

                        INTERVEST CORPORATION OF NEW YORK
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                           13-3415815
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

          10 Rockefeller Plaza, New York, New York             10020-1903
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (212) 218-2800

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

          Class of Common Stock         Outstanding at February 28, 1999
          ---------------------         --------------------------------

          Common Stock: No Par Value              31.84 Shares

          Class B Stock: No Par Value             15.89 Shares

                                TABLE OF CONTENTS
                                -----------------



                                     PART I

                                                                          Pages

Item  1   Description of Business                                           3
Item  2   Properties                                                        7
Item  3   Legal Proceedings                                                 7
Item  4   Submission of Matters to a Vote of Security Holders               7



                                     PART II


Item  5    Market for the  Registrant's  Shares and  Related
           Stockholder Matters                                              8
Item  6   Selected Financial Data                                           9
Item  7   Management's Discussion and Analysis of Financial                 9
          Condition and Results of Operations


Item  7A  Quantitative and Qualitative Disclosures about Market Risk       13
Item  8   Financial Statements and Supplementary Data                      13
Item  9   Changes in and Disagreements  with Accountants on                30
          Accounting and Financial Disclosure

                          PART III


Item 10   Directors and Executive Officers of the Registrant               30
Item 11   Executive Compensation                                           31
Item 12   Security Ownership of Certain Beneficial Owners and Management   32
Item 13   Certain Relationships and Related Transactions                   32



                           PART IV


Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K  33

SIGNATURES                                                                 35

           Supplemental  Information  to be  Furnished  with               36
           Reports  Filed  Pursuant to Section  15(d) of the
           Act.

                           PART I



Item  1.  Description of Business

Intervest Corporation of New York (the "Company") was formed in April 1987 by Lowell S. Dansker, Lawrence G. Bergman and Helene D. Bergman for the purpose of engaging in the real estate business, including the acquisition and purchase of real estate mortgage loans.

The principal offices of the Company are located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020- 1903, and its telephone number is 212-218-2800. The Company presently has no employees; and only one of its officers serves with compensation. It presently owns mortgages on real estate, and intends to acquire and originate additional mortgages on real estate. The Company may in the future engage in any aspect of the real estate and mortgage finance business.

The Company also has two wholly-owned subsidiaries.

Present Business

The Company owns a portfolio of mortgages on improved real property. The aggregate outstanding principal balance at December 31, 1998 due on such mortgages is approximately $68,074,000 ($67,533,000 after adjusting for a discount of $541,000). The company has in the past and may in the future own "wraparound mortgages" under which the principal amount of and debt service on one or more senior mortgages is included within the principal amount of and debt service on the wraparound mortgage. The holder of the wraparound mortgage is required to pay the obligations due under such senior mortgages from the payments, which it receives on the wraparound mortgage.

For financial statement reporting purposes, all mortgages contributed or sold to the Company by affiliates have been recorded at the historical cost of the affiliate. The historical cost of the mortgage loans which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

Five mortgages owned by the Company are senior mortgages on net leased, single tenant, free standing commercial properties, thirty-seven are senior mortgages on multifamily residential apartment buildings, one is a junior mortgage on a multifamily residential apartment building and one is a participation in a first mortgage on a commercial property.

Twenty of the residential properties are located in New York City, three are located in suburbs of New York City, four are located in the State of New
Jersey, five are located in the State of Florida, two are located in the state of Connecticut, two are located in the District of Columbia, one is located in the State of Pennsylvania and one is located in the State of Maryland. One of the Company's mortgages is a blanket mortgage covering several residential properties located in Philadelphia, Pennsylvania. Two of the residential properties are owned by cooperative corporations (a form of owner-occupied apartment ownership in New York City). Thirty-six of the residential properties are rental properties, two of which have commercial space (stores) on the ground floor. Thirty-five of the Company's mortgages on these properties are first mortgages, and one is a junior mortgage. One of the mortgages is a participation in a first mortgage on a commercial property in Florida.

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

The Company's mortgage loans will generally be secured by income-producing properties. In determining whether to make mortgage loans, the Company will analyze relevant real property and financial factors which may in certain cases include such factors as the condition and use of the subject property, its income-producing capacity and the quality, experience and creditworthiness of the owner of the property. The Company's mortgage loans will generally not be personal obligations of the borrower and will not be insured or guaranteed by governmental agencies or otherwise. The Company may make both long-term and short-term mortgage loans. The Company anticipates that generally its mortgage loans will provide for balloon payments due at the time of their maturity.

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

Temporary Investment by Affiliates on Behalf of the Company

An affiliate of the Company may make a mortgage loan or purchase a mortgage in its own name and temporarily hold such investment for the purpose of facilitating the making of an investment by the Company, provided that any such investment is acquired by the Company at a cost no greater than the cost of such investment to the affiliate plus carrying costs and provided there is no other benefit to the affiliate arising out of such transaction.

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

Loan Loss Experience

For financial reporting purposes, the Company considers a loan as delinquent or non-performing when it is contractually past due 90 days or more as to principal or interest payments. To date, the Company has only experienced a single default or delinquency in its mortgage portfolio. That default has been cured and the principal amount has been received by the Company. The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. No allowance for loan losses is presently maintained.

Tax Accounting Treatment of Payments Received on Mortgages

The Company derives substantially all of its cash flow from debt service payments which it receives on mortgages owned by it. The tax accounting treatment of such debt service payments, as income or return of capital, depends on the particular mortgage. In the case of mortgages which pay interest only, the entire debt service payment prior to maturity received by the Company is treated as income and the repayment of principal is generally considered a return of capital. In the case of mortgages which include amortization of principal in the debt service payment received by the Company, the amount representing amortization of principal is generally treated as a return of capital for tax accounting purposes. However, the Company will report $199,000 of additional taxable income upon the collection of $803,000 of principal applicable to five mortgages due to deferrals of taxable income in connection with prior real estate transactions.

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

None.

Item  4.  Submission of Matters to a Vote of Security Holders

None.

                           PART II


Item  5.  Market for the Registrant's Shares and Related Stockholder Matters

There is no established trading market for the Company's shares of common stock or Class B stock. As of February 28, 1999, there were three recordholders of the Company's shares of common stock and one recordholder of the Class B stock. In the two most recent fiscal years, no cash dividends were declared or paid with respect to the Company's common stock or Class B stock.


Item 6.  Selected Financial Data

Income Statement Data

                                                                            Year Ended December 31,
                                                   -----------------------------------------------------------------------
                                                         1998           1997         1996          1995          1994
                                                         ----           ----         ----          ----          ----
Revenue
Interest income                                     $11,058,000   $10,088,000   $ 9,497,000   $ 7,984,000   $ 6,368,000
Other income                                            744,000       428,000       372,000       332,000       283,000
Gain on early repayment of
   discounted mortgage receivable                       291,000       215,000       282,000        82,000        17,000
                                                    -----------   -----------   -----------   -----------   -----------

                                                    $12,093,000   $10,731,000   $10,151,000   $ 8,398,000   $ 6,668,000
                                                    -----------   -----------   -----------   -----------   -----------

Expenses
Interest                                            $ 8,510,000   $ 8,181,000   $ 7,053,000   $ 6,227,000   $ 4,591,000
General and administrative                              944,000       773,000       948,000       657,000       483,000
Amortization of deferred
   bond offering costs                                  891,000       958,000       869,000       748,000       655,000
                                                    -----------   -----------   -----------   -----------   -----------

                                                    $10,345,000   $9,912,000    $ 8,870,000   $ 7,632,000   $ 5,729,000
                                                    -----------   -----------   -----------   -----------   -----------


Income Before Income Taxes                          $ 1,748,000   $   819,000   $ 1,281,000   $   766,000   $   939,000
Provision for Income Taxes                              801,000       373,000       584,000       324,000       403,000
                                                    -----------   -----------   -----------   -----------   -----------
Net Income                                          $   947,000   $   446,000   $   697,000   $   442,000   $   536,000
                                                    ===========   ===========   ===========   ===========   ===========

Ratio of Earnings to Fixed
Charges (1)                                                 1.2           1.1           1.2           1.1           1.2

(1) The actual ratio of earnings to fixed charges has been computed by dividing earnings (before state and federal taxes and fixed charges) by fixed charges. Fixed charges consist of interest incurred during the period and amortization of deferred debenture offering costs.

Balance Sheet Data

                                                   December 31
--------------------------------------------------------------------------------------------
                             1998         1997         1996           1995          1994
                             ----         ----         ----           ----          ----
Mortgages receivable    $67,533,000   $74,316,000   $69,699,000   $55,146,000   $56,666,000
Total assets             99,887,000    95,571,000    92,223,000    77,579,000    64,745,000
Long term obligations    85,791,000    82,966,000    79,006,000    66,850,000    54,427,000
Stockholders' equity     11,568,000    10,521,000    10,075,000     9,378,000     8,936,000

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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholders' equity at December 31, 1998 was $11,568,000. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Year Ended December 31, 1998 and 1997

Interest Income for 1998 was $11,058,000 as compared to $10,088,000 for 1997. The increase of $970,000 resulted mainly from a higher average balance of mortgages receivable in 1998 as compared with 1997, offset in part by lower interest rates on certain mortgages.

Interest expense for the 1998 period was $8,510,000 as compared to $8,181,000 for the 1997 period. The increase of $329,000 resulted mainly from an increase in long term obligations, offset in part by decrease in interest rates in 1998.

Other income for 1998 was $744,000 as compared to $428,000 for 1997. The increase of $316,000 resulted from increases in prepayment premium and mortgage late payment penalties.

General and administrative expenses for 1998 was $944,000 as compared to $773,000 for 1997. The increase of $171,000 resulted mainly from an increase in payroll expenses.

The provision for income taxes are $801,000 and $373,000 for 1998 and 1997, respectively. These provisions represent 46% of pretax income for each period.

Year Ended December 31, 1997 and 1996

Interest income for 1997 was $10,088,000 as compared to $9,497,000 for 1996. The increase of $591,000 resulted mainly from an increase in mortgages receivable. Interest paid by the Company on most of its debentures, as well as the interest earned on many of its mortgages, is keyed to the prime rate, which was 8.25% at December 31, 1996, and increased to 8.5% on March 26, 1997.

Interest expense for the 1997 period was $8,181,000 as compared to $7,053,000 for the 1996 period. The increase of $1,128,000 resulted mainly from an increase in long term obligations.

General and administrative expenses for 1997 was $773,000 as compared to $948,000 for 1996. The decrease of $175,000 resulted mainly from the decrease in management fees and payroll expenses.

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

At December 31, 1998, 44% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Connecticut, District of Columbia, Florida, Georgia, Maryland, New Jersey, upstate New York, Pennsylvania and Virginia.

Certain of the Company's real estate mortgage loans bear interest at a fixed rate. The balance of such loans bear interest at fluctuating rates. As of December 31, 1998, approximately 48% of the Company's mortgage portfolio was comprised of fixed rate mortgages. On the substantial majority of these mortgages, such rate becomes floating based on bank prime rates, generally by 12/31/2000. Interest on the loans is usually payable monthly.

At December 31, 1998, the Company's portfolio consisted of 44 real estate mortgage loans totaling $68,074,000 in the aggregate face principal amount ($67,533,000 in carrying amount for financial reporting purposes, the difference representing unearned discounts). Of the principal amount of real estate loans outstanding at December 31, 1998, 99% represent first mortgage loans and 1% represent junior mortgage loans.

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

Current Loan Status:

At December 31, 1998, the Company had 44 real estate loans in its portfolio, totaling $68,074,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 15% per annum. Certain mortgages have been discounted utilizing rates between 11% and 17% per annum.

Certain information concerning the Company's mortgage loans outstanding at December 31, 1998 is set forth below:

                          Carrying
                          Amount of                      No. of
                          Mortgage   Prior Liens          Loans
                          --------   -----------          -----

First Mortgage Loans   $67,033,000   $         0            43
Junior Mortgages           500,000     1,300,000             1
                       -----------   -----------            --
                       $67,533,000   $ 1,300,000            44
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

Year 2000 Readiness Disclosure:

The Year 2000 issue is the result of computer programs, which were written using two digits rather than four digits to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations.

The Company's operations are real estate related and are handled by desktop computer processing. Such processing utilizes third-party software. Software that is used to process the Company's general ledger, general cash disbursements, cash receipts and loan accounting is Year 2000 compliant. Incidental calculations are performed on spreadsheets, which are not date dependent. The Company's ability to produce revenues is also not dependent upon computer systems.

The Company also has registered subordinated debentures payable for which the Company relies on a third-party vendor to provide registrar and trustee services. Such vendor has informed the Company that it currently has a continuous program to achieve Year 2000 compliance for its mission-critical systems, and that the renovation and testing of such systems has been substantially completed. Should this outside service provider not be able to provide complete assurance of being Year 2000 compliant, the Company will terminate its relationship and transfer to a Year 2000 compliant vendor for the required services. In connection with the debentures, the Company utilizes third-party software to generate checks for the payment of interest to the debenture holders. This software will be upgraded to become Year 2000 compliant. The upgraded version of the software is scheduled for installation and testing in April 1999.

The Company has determined that the costs of making modifications to correct any Year 2000 issues will not be material. Although management believes that the Company will not incur material costs associated with the Year 2000 issue, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to its customers' and vendors' inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the Year 2000 issue or that the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item  8.  Financial Statements and Supplementary Data                   Pages
          -------------------------------------------                   -----

Report of Independent Auditors  . . . . . . . . . . . . . . . . .          15

Consolidated Balance Sheets as of December 31, 1998 and 1997. . .          16

Consolidated Statements of Operations
for the Years Ended December 31, 1998, 1997 and 1996. . . . . . .          17

Consolidated Statements of changes in stockholders' equity
   for the years ended December 31, 1998, 1997 and 1996 . . . . .          18



Item  8.  Financial Statements and Supplementary Data (contd.)


Consolidated Statements of Cash Flows for
     the Years Ended December 31, 1998, 1997 and 1996 . . . . . .          19

Notes to Financial Statements . . . . . . . . . . . . . . . . . .          20

Schedule IV -- Mortgage Loans on Real Estate -- December 31, 1998.         27


Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Intervest Corporation of New York
New York, New York


We have audited the accompanying consolidated balance sheets of Intervest Corporation of New York and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Intervest Corporation of New York and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Richard A. Eisner & Company, LLP

New York, New York
February 2, 1999

Consolidated Balance Sheets



                                                          December 31,
                                                          ------------
                                                      1998          1997
                                                      ----          ----
ASSETS

Cash and cash equivalents
                                                  $27,426,000   $15,596,000
Mortgages receivable, including due
     from affiliates of $500,000 in 1998
     and $6,250,000 in 1997 (Notes B, D and F)     67,533,000    74,316,000

Deferred debenture offering costs, net of
     accumulated amortization of $3,482,000
     in 1998 and $2,675,000 in 1997 (Note B)        3,646,000     4,270,000

Other assets (Note H)                               1,282,000     1,389,000
                                                  -----------   -----------
                                                  $99,887,000   $95,571,000
                                                  ===========   ===========

LIABILITIES

Accounts payable and accrued expenses             $   169,000   $   114,000

Mortgage escrow deposits                            2,035,000     1,617,000

Subordinated debentures payable (Note C)           80,300,000    78,000,000

Debenture interest payable at maturity (Note C)     5,491,000     4,966,000

Deferred mortgage interest and fees                   324,000       353,000
                                                  -----------   -----------

                                                   88,319,000    85,050,000
                                                  -----------   -----------

Commitments and other matters (Note G)

STOCKHOLDERS' EQUITY

Common stock, no par value; authorized
     200 shares; issued and outstanding
     32 shares                                      2,000,000     2,000,000

Class B common stock, no par value;
     authorized 100 shares; issued and
     outstanding 16 shares (Note E)                   100,000

Additional paid-in capital                          3,509,000     3,509,000

Retained earnings                                   5,959,000     5,012,000
                                                  -----------   -----------

                                                   11,568,000    10,521,000
                                                  -----------   -----------

                                                  $99,887,000   $95,571,000
                                                  ===========   ===========

Consolidated Statements of Operations

                                                    Year Ended December 31,
                                                    -----------------------

                                                1998          1997          1996
                                                ----          ----          ----

Revenue:
  Interest income:
   Affiliates                            $   673,000   $   693,000   $   693,000
   Others                                 10,385,000     9,395,000     8,804,000
                                          ----------     ---------     ---------
                                          11,058,000    10,088,000     9,497,000
  Other income (Notes D and F)               744,000       428,000       372,000
  Gain on early repayment of
     discounted mortgages
     receivable (Note D)                     291,000       215,000       282,000
                                          ----------     ---------     ---------
                                          12,093,000    10,731,000    10,151,000
                                          ----------     ---------     ---------
Expenses:
  Interest                                 8,510,000     8,181,000     7,053,000
  General and administrative (Note F)        944,000       773,000       948,000
  Amortization of deferred
     debenture offering costs (Note B)       891,000       958,000       869,000
                                          ----------     ---------     ---------
                                          10,345,000     9,912,000     8,870,000
                                          ----------     ---------     ---------
Income before income taxes                 1,748,000       819,000     1,281,000
Provision for income taxes (Note H)          801,000       373,000       584,000
                                          ----------     ---------     ---------
Net income                               $   947,000   $   446,000   $   697,000
                                          ==========     =========     =========

Consolidated Statements of Changes in Stockholders' Equity

                                                                                  Class B
                                                           Common Stock         Common Stock
                                                           ------------         ------------   Additional
                                                                                                 Paid-in       Retained
                                                         Shares    Amount    Shares    Amount    Capital       Earnings     Total
                                                         ------    ------    ------    ------    -------       --------     -----

Balance - January 1, 1996                                  32   $ 2,000,000                     $3,509,000   $3,869,000  $ 9,378,000
Net income for the year ended December 31, 1996                                                                 697,000      697,000
                                                           --   -----------    --   ---------   ----------  -----------  -----------
Balance - December 31, 1996                                32     2,000,000                      3,509,000    4,566,000   10,075,000
Net income for the year ended December 31, 1997                                                                 446,000      446,000
                                                           --   -----------    --   ---------   ----------  -----------  -----------
Balance - December 31, 1997                                32     2,000,000                      3,509,000    5,012,000   10,521,000
Issuance of shares                                                             16   $ 100,000                                100,000
Net income for the year ended December 31, 1998                                                                 947,000      947,000
                                                           --   -----------    --   ---------   ----------  -----------  -----------
Balance - December 31, 1998
                                                           32   $ 2,000,000    16   $ 100,000   $3,509,000  $ 5,959,000  $11,568,000
                                                           ==   ===========    ==   =========   ==========  ===========  ===========



Consolidated Statements of Cash Flows

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                   1998             1997           1996
                                                                   ----             ----           ----

Cash flows from operating activities:
  Net income                                                  $    947,000    $    446,000    $    697,000
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Amortization of discount on mortgages receivable             (569,000)       (435,000)       (421,000)
     Amortization of deferred debenture offering costs             891,000         958,000         869,000
     Gain on early repayment of discounted mortgages              (291,000)       (215,000)       (282,000)
     Changes in:
      Other assets                                                 107,000        (251,000)       (240,000)
      Accounts payable and accrued expenses                         55,000        (292,000)        342,000
      Mortgage escrow deposits                                     418,000        (739,000)      1,335,000
      Debenture interest payable at maturity                       525,000       1,460,000       1,374,000
      Deferred mortgage interest and fees                          (29,000)        (27,000)        114,000
                                                              ------------    ------------    ------------
        Net cash provided by operating activities                2,054,000         905,000       3,788,000
                                                              ------------    ------------    ------------
Cash flows from investing activities:
  Collection of mortgages receivable                            49,137,000      25,464,000      20,924,000
  Mortgages receivable acquired - affiliates                    (2,000,000)
  Mortgages receivable acquired - others                       (39,494,000)    (29,431,000)    (34,774,000)
  Principal payments of mortgages payable                                                          (18,000)
                                                              ------------    ------------    ------------

        Net cash provided by (used in) investing activities      7,643,000      (3,967,000)    (13,868,000)
                                                              ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of Class B common stock                   100,000
  Proceeds from subordinated debenture offerings                 4,800,000       8,500,000      17,000,000
  Payment of debenture offering costs                             (267,000)       (753,000)     (1,479,000)
  Redemption of subordinated debentures                         (2,500,000)     (6,000,000)     (6,200,000)
                                                              ------------    ------------    ------------
        Net cash provided by financing activities                2,133,000       1,747,000       9,321,000
                                                              ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents            11,830,000      (1,315,000)       (759,000)
Cash and cash equivalents at beginning of year                  15,596,000      16,911,000      17,670,000
                                                              ------------    ------------    ------------
Cash and cash equivalents at end of year                      $ 27,426,000    $ 15,596,000    $ 16,911,000
                                                              ============    ============    ============


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

 [5]   Statement of cash flows:

       For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:


       Year Ended
       December 31,     Interest     Income Taxes
       ------------     --------     ------------

          1998         $7,985,000   $  657,000
          1997          6,721,000      827,000
          1996          5,679,000      196,000


 [6]   Estimated fair value of financial instruments:

       The Company considers the carrying amounts presented for mortgages receivable and subordinated debentures payable on the consolidated balance sheets to be reasonable approximations of fair value. The Company's variable or floating interest rates on large portions of its receivables and payables approximate those which would prevail in current market transactions. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market transaction.

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

 [8]   Concentration of credit risk:

       [a] The Company places its temporary cash investments with higher credit-quality financial institutions, including a bank which is affiliated with the Company and in governmental obligations. Such investments are generally in excess of the FDIC insurance limit. The Company has not experienced any losses from such investments.

       [b] The  Company's  mortgage  portfolio  is  composed   predominantly  of
           mortgages on multi-family residential properties in the New York City area, most of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties, although there can be no assurances, that this will continue. The rental housing market in New York City has remained stable.

Note C - Subordinated Debentures Payable

The Company's Registered Floating Rate Redeemable Debentures consist of the following:

                                                     December 31,
                                                     ------------
                                                  1998          1997
                                                  ----          ----

Series 5/13/91, interest at 2% above prime    $ 5,000,000   $ 6,000,000
Series 2/20/92, interest at 2% above prime      4,500,000     4,500,000
Series 6/29/92, interest at 2% above prime      7,000,000     7,000,000
Series 9/13/93, interest at 2% above prime      8,000,000     8,000,000
Series 1/28/94, interest at 2% above prime      4,500,000     4,500,000
Series 10/28/94, interest at 2% above prime     4,500,000     4,500,000
Series 5/12/95, interest at 2% above prime      9,000,000     9,000,000
Series 10/19/95, interest at 2% above prime     9,000,000     9,000,000
Series 5/10/96, interest at 1% above prime                    1,000,000
Series 5/10/96, interest at 2% above prime     10,000,000    10,000,000
Series 10/15/96, interest at 1% above prime                     500,000
Series 10/15/96, interest at 2% above prime     5,500,000     5,500,000
Series 4/30/97, interest at 9%                    500,000       500,000
Series 4/30/97, interest at 1% above prime      8,000,000     8,000,000
Series 11/10/98, interest at 8%                 1,400,000
Series 11/10/98, interest at 8.5%               1,400,000
Series 11/10/98, interest at 9%                 2,000,000
                                              -----------   -----------

                                              $80,300,000   $78,000,000
                                              ===========   ===========

"Prime" refers to the prime rate of Chase Manhattan Bank.

Prime was 7 3/4% on December 31, 1998. Minimum interest is 9 1/2% and maximum interest is 15% on Series 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14%, Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95, 5/10/96, 10/15/96 and 4/30/97 due
October 1, 2005 have maximum interest of 12%.

Payment of interest on an aggregate of $16,250,000 of debentures is deferred until maturity and earns interest at prime. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest, except holders of Series 11/10/98.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1996, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 2000. After January 1, 2000 Series 11/10/98 debenture holders can require the Company to repurchase up to $100,000 principal amount of debentures plus accrued interest each year.

The debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

Maturities of debentures are summarized as follows:

           Year Ending
          December 31,

               1999                     $10,000,000
               2000                       7,000,000
               2001                       9,400,000
               2002                       4,500,000
               2003                       5,900,000
               Thereafter until 2005     43,500,000
                                         ----------
                                        $80,300,000
                                         ==========


Note D - Mortgages Receivable

Information as to mortgages receivable is summarized as follows:



                                  December 31,
                                  ------------
                              1998           1997
                              ----           ----

First mortgages          $67,574,000   $68,668,000
Junior mortgages             500,000     6,534,000
                         -----------   -----------
                          68,074,000    75,202,000
Less unearned discount       541,000       886,000
                         -----------   -----------
                         $67,533,000   $74,316,000
                         ===========   ===========


Interest rates on mortgages range from 6% to 15%. Certain mortgages have been discounted utilizing rates ranging from 11% to 17%.

During 1998 and 1997 certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Other income includes pre-payment premiums of $515,000, $271,000 and $228,000 in 1998, 1997 and 1996, respectively.

Maturities of mortgages receivable are summarized as follows:

                            Year Ending
                            December 31,
                            ------------
                                1999   $42,997,000
                                2000     8,912,000
                                2001       773,000
                                2002       932,000
                                2003     1,134,000
               Thereafter until 2015    13,326,000
                                       -----------
                                       $68,074,000
                                       ===========

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.


Note E - Class B Common Stock

In August 1998, the Company's certificate of incorporation was amended to authorize 100 shares of Class B stock. Class B shares have voting rights equal to those of common shares, are convertible to common shares at the rate of one share of common stock to three shares of Class B stock, contain restrictions as to dividends and transfers and are junior to common shares in liquidation.

The Company's Executive Vice-President who is also a relative of the common stockholders, purchased 15.89 shares for $100,000 in August 1998.


Note F - Related Party Transactions

Intervest Securities Corporation, an affiliate of the Company, acted as the placement agent in the Company's 1998 private placement of subordinated debentures and received commissions and fees aggregating $258,300 in connection therewith.

Other income includes fees of $6,000 from affiliates in both 1998 and 1997 and $8,000 in 1996.

The Company utilizes personnel and other facilities of affiliated entities and is charged service fees for general and administrative expenses for placing mortgages, servicing mortgages and distributing debenture interest checks. Such fees amounted to $295,000, $264,000 and $367,000 in 1998, 1997 and 1996,
respectively. Management believes these service fees are reasonable.

The Company participates with Intervest Bank in one mortgage. The balance of the Company's participation in this mortgage was $237,000 at December 31, 1998. The stockholders of the Company are officers, directors and stockholders of the parent of Intervest Bank.


Note G - Commitments and Other Matters

 [1]   Office lease:

 The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rents the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $177,000, $176,000 and $180,000 for 1998, 1997 and 1996, respectively.

Future minimum rents under the lease are as follows:


                Year Ending
               December 31,
               ------------
                     1999   $  174,902
                     2000      179,133
                     2001      191,828
                     2002      191,828
                     2003      191,828
               Thereafter      143,871
                            ----------
                            $1,073,390
                            ==========


       The Company shares this space with affiliates who were charged rent of $71,000, $64,000 and $63,000 in 1998, 1997 and 1996, respectively.

 [2]   Employment agreement:

       Effective as of July 1, 1995, the Company entered into an employment agreement with its Executive Vice- President, who is related to the stockholders, for a term of ten years at an annual salary in the present amount of $148,877, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. In the event of the executive's death or disability, one-half of this amount will continue to be paid for a term as defined in the agreement.

       Effective August 3, 1998, the Company modified the employment agreement to provide for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000.


Note H - Income Taxes

The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

The provision for income taxes consists of the following components:

                    Year Ended December 31,
                    -----------------------
                    1998        1997      1996
                    ----        ----      ----
Current taxes:
Federal           $475,000   $242,000   $324,000
State and local    316,000    164,000    216,000

Deferred taxes:
   Federal           6,000    (20,000)    26,000
 State and local     4,000    (13,000)    18,000
                  --------  ---------   --------
                  $801,000  $ 373,000   $584,000
                  ========  =========   ========

Temporary differences exist between financial accounting and tax reporting which result in a net deferred tax asset, included in other assets, as follows:



                                                  Year Ended December 31,
                                                  -----------------------
                                                1998        1997        1996
                                                ----        ----        ----
Debenture underwriting commissions           $  3,000    $  9,000    $ 19,000
Deferred fees and interest                     45,000      49,500      58,000
Discount on mortgages receivable              (18,000)    (18,500)    (70,000)
                                             --------    --------    --------
                                             $ 30,000    $ 40,000    $  7,000
                                             ========    ========    ========


The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                   Year Ended December 31,
                                                   -----------------------
                                                1998         1997         1996
                                                ----         ----         ----
Tax computed based upon the statutory
 federal tax rate                            $ 594,000    $ 278,000   $ 435,000
State and local income tax, net of federal
 income tax benefit                            213,000      101,000     158,000
Nontaxable income                              (10,000)     (10,000)     (9,000)
Other                                            4,000        4,000
                                             ---------    ---------   ---------
                                             $ 801,000    $ 373,000   $ 584,000
                                             =========    =========   =========

INTERVEST CORPORATION OF NEW YORK
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1998
                          Effective  Actual   Final                                                         Face        Carrying
                           Interest Interest Maturity                                          Prior     Amount of     Amount of
Description                   Rate    Rate      Date        Periodic Payment Terms             Liens     Mortgages     Mortgages
Commercial First Mortgages:
  Office Buildings:
  New City, New York         12.25%   6.20%   12/08/10   principal and interest annually                 $300,000      $139,000

Restaurants:
  Manassas, Virginia        12.375    6.50    12/01/05   principal and interest annually                  300,000       112,000
  Irondequoit, New York      12.50    7.20    12/01/12   principal and interest annually                  340,000       187,000
  Decatur And Jonesboro, Geo 13.00    8.50    04/01/13            (C)                                     583,000       365,000

Participation:
  Brooksville, Florida        8.25    8.25    10/18/99                                                    900,000       237,000

Residential First Mortgages:
  Co-Operative Apartment Buildings:
    New York, New York         11.51   11.51    07/31/99          (C)                                     950,000       913,000
    New York, New York          9.00    9.00    11/01/99          (C)                                     367,000       288,000

Rental Apartment Buildings:
  Bronx, New York            11.00   11.00    07/01/06            (C)                                     895,000       697,000
  Bronx, New York            11.00   11.00    11/01/12            (C)                                   2,445,000     2,131,000
  Bronx, New York            12.75   12.75    08/01/12            (C)                                     900,000       898,000

  Bronx, New York            13.75   13.75    01/01/10            (C)                                   2,850,000 (G) 1,406,000
  Bronx, New York            12.75   12.75    01/01/11            (C)                                   1,175,000     1,111,000
  Bronx, New York            12.00   12.00    08/01/10            (C)                                   1,045,000       944,000
  Bronx, New York            12.00   12.00 (A)09/30/99            (C)                                     670,000       609,000
  Bronx, New York            13.25   13.25    06/01/13            (C)                                   2,000,000 (H)   624,000
  Bronx, New York            10.00   10.00    11/01/15            (C)                                   1,260,000     1,160,000
  Brooklyn, New York         14.80   12.50 (B)04/11/99            (C)                                   1,150,000       473,000
  Bronx, New York            12.50   12.50    01/01/10            (C)                                   1,650,000 (I) 1,039,000
  Bronx, New York            12.75   12.75    11/01/11            (C)                                   1,850,000     1,791,000
  New York, New York         11.00   10.00    03/15/10            (C)                                   1,150,000       980,000
  Bronx, New York            13.50   13.50    11/01/13            (C)                                   4,510,000 (J) 3,504,000
  New York, New York         11.00   11.00    03/01/99            (D)                                   1,100,000     1,100,000
  Pine Hill, New Jersey      16.20   14.50 (B)05/01/99            (C)                                   7,200,000     6,797,000
  Philadelphia, Pennsylvania 16.00   14.50 (B)06/12/99            (C)                                   3,800,000     6,422,000
  Passaic, New Jersey        14.32   12.50 (B)11/03/98(K)         (C)                                     925,000       908,000
  Yonkers, New York          13.25   11.50 (B)07/07/99            (C)                                   2,000,000     1,992,000
  Passaic, New Jersey        14.13   12.62 (B)07/15/99            (C)                                     600,000       582,000
  New York, New York         11.00   10.10 (B)07/16/99            (C)                                   2,100,000     2,062,000
  New York, New York         16.16   13.78 (B)02/11/00            (C)                                   1,900,000     2,491,000
  Washington, D.C.           11.42   10.68 (B)08/19/99            (C)                                   5,000,000     4,926,000
  Washington, D.C.           13.00   11.50 (B)02/24/99            (C)                                   1,550,000     1,501,000
  St. Petersburg, Florida    11.81   10.50 (B)04/22/00            (C)                                     810,000       799,000
  Greenacres, Florida        11.23   10.67 (B)05/01/00            (C)                                   2,215,000     2,191,000
  Sanford, Florida           11.22   10.66 (B)04/30/00            (C)                                   1,600,000     1,582,000
  Trumbull, Connecticut      12.60   11.68 (B)09/01/99            (C)                                   1,415,000     1,390,000

Residential First Mortgages,
Rental Apartment Buildings: (Continued)
  New York, New York         11.51   10.64 (B)12/18/99            (C)                                   5,700,000     5,641,000
  Opa Locka, Florida         11.67   10.66 (B)10/31/00            (C)                                   2,975,000     2,920,000
  Temple Hills, Maryland     13.00   11.50 (B)11/09/99            (C)                                     850,000       189,000
  Jacksonville, Florida      12.75   11.25 (B)12/01/99            (C)                                   1,400,000     1,280,000
  Bridgeport, Connecticut    10.72   10.14 (B)12/01/00            (C)                                     850,000       842,000
  Ellenville, New York       11.50   11.50 (B)07/10/99            (C)                                     950,000       830,000
  Newark, New Jersey         11.70   10.00 (B)12/30/99            (C)                                   1,000,000       980,000


Residential Second Mortgages,
  Rental Apartment Buildings:
    New Rochelle, New York     11.50   11.50     Due on           (D)                       1,300,000     500,000       500,000
                                                 demand
                                                                                           ---------- -----------   -----------
                                                                                           $1,300,000 $73,730,000   $67,533,000
                                                                                           ========== ===========   ===========


          (A)  Interest payments are fixed. Interest rate shown is approximate.
          (B)  Interest at fluctuating rate based on bank prime rate.
          (C)  Principal and interest monthly.
          (D)  Interest only, principal at maturity.
          (E)  No prepayment permitted.
          (F)  None
          (G)  $1,250,000 of participation of mortgage was sold in 1998.
          (H)  $1,250,000 of participation of mortgage was sold in 1998.
          (I)  $500,000 of participation of mortgage was sold in 1998.
          (J)  $1,000,000 of participation of mortgage was sold in 1998.
          (K)  Subsequently paid on 1/29/1999.
          (L) The carrying amount of mortgages approximates cost for income tax purposes.

INTERVEST CORPORATION OF NEW YORK
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1998


Description                   Prepayment Penalty/Other Fees

Commercial First Mortgages:
  Office Buildings:
  New City, New York                        (F)

Restaurants:
  Manassas, Virginia                       0.5%
  Irondequoit, New York                      1%
  Decatur And Jonesboro, Geo                (F)

Participation:
  Brooksville, Florida                      (F)

Residential First Mortgages:
  Co-Operative Apartment Buildings:
    New York, New York                      (E)
    New York, New York                      (E)

Rental Apartment Buildings:
  Bronx, New York            not prepayable until 1/1/2000.
  Bronx, New York            not prepayable until 2/2003.
  Bronx, New York            not prepayable until balance under $200,000
                               2% fee on unpaid balance.
  Bronx, New York            not prepayable until 2/1/2005.
  Bronx, New York                           (E)
  Bronx, New York            not prepayable until balance under $200,000
  Bronx, New York                           (F)
  Bronx, New York                           (E)
  Bronx, New York            not prepayable until 3/1999.
  Brooklyn, New York         one month's interest
  Bronx, New York            not prepayable until 10/1/2000
  Bronx, New York            not prepayable until 1/1/2003.
  New York, New York                        (F)
  Bronx, New York                           (E)
  New York, New York                        (F)
  Pine Hill, New Jersey      1% fee.
  Philadelphia, Pennsylvania 1% fee.
  Passaic, New Jersey        one month's interest
  Yonkers, New York          not prepayable until 5/8/1999, then 1% fee
  Passaic, New Jersey        one month's interest
  New York, New York                        (E)
  New York, New York         not prepayable until 11/12/1999, then 0.5% fee
  Washington, D.C.           not prepayable until 4/19/1999, then 1% fee
  Washington, D.C.           1% fee
  St. Petersburg, Florida    not prepayable until 4/22/1999, then 1.5% fee
  Greenacres, Florida        not prepayable until 5/1/1999, then 1.5% fee
  Sanford, Florida           not prepayable until 4/30/1999, then 1.5% fee
  Trumbull, Connecticut      not prepayable until 3/1/1999, then 1% fee

Residential First Mortgages,
Rental Apartment Buildings: (Continued)
  New York, New York         not prepayable until 8/18/1999, then 1% fee
  Opa Locka, Florida         not prepayable until 4/29/2000, then 1% fee
  Temple Hills, Maryland     not prepayable until 8/9/1999, then 1% fee
  Jacksonville, Florida      not prepayable until 9/2/1999, then 1% fee
  Bridgeport, Connecticut    not prepayable until 6/3/2000, then 1% fee
  Ellenville, New York                      (F)
  Newark, New Jersey         1% fee


Residential Second Mortgages,
  Rental Apartment Buildings:
    New Rochelle, New York                  (F)




          (A)  Interest payments are fixed. Interest rate shown is approximate.
          (B)  Interest at fluctuating rate based on bank prime rate.
          (C)  Principal and interest monthly.
          (D)  Interest only, principal at maturity.
          (E)  No prepayment permitted.
          (F)  None
          (G)  $1,250,000 of participation of mortgage was sold in 1998.
          (H)  $1,250,000 of participation of mortgage was sold in 1998.
          (I)  $500,000 of participation of mortgage was sold in 1998.
          (J)  $1,000,000 of participation of mortgage was sold in 1998.
          (K)  Subsequently paid on 1/29/1999.
          (L) The carrying amount of mortgages approximates cost for income tax purposes.

INTERVEST CORPORATION OF NEW YORK

SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE Continued




The following summary reconciles mortgages receivable at their carrying values:


                                                 Year Ended December 31
                                                 ----------------------

                                         1998           1997           1996
                                         ----           ----           ----

Balance at beginning of period        $ 74,316,000   $ 69,699,000   $ 55,146,000

Additions during period:
   Mortgages acquired                   41,494,000     29,431,000     34,774,000
                                       -----------     ----------     ----------
                                       115,810,000     99,130,000     89,920,000

Deductions during period:
   Collections of principal, net of
   Amortization of discounts            48,277,000     24,814,000     20,221,000
                                       -----------     ----------     ----------
   BALANCE AT CLOSE OF PERIOD         $ 67,533,000   $ 74,316,000   $ 69,699,000
                                       ===========     ==========     ==========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The current directors and executive officers of the Company are as follows:

Lawrence G. Bergman, age 54, serves as a Director, and as Vice President and Secretary of the Company and has served in such capacities since the Company was organized. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D degree from The Johns Hopkins University. Mr. Bergman is also a Director, Vice-President and Secretary of Intervest Bancshares Corporation, and Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank. During the past five years, Mr. Bergman has been actively involved in the ownership and operation of real estate and mortgages through certain family-owned entities.

Michael A. Callen, age 58, serves as a Director of the Company, and has served in such capacity since October, 1992. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Mr. Callen is Senior Advisor, The National Commercial Bank, Jeddah, Saudi Arabia and prior to 1993 was a Director and Sector Executive at Citicorp/Citibank , responsible for corporate banking activities in North America, Europe and Japan. Mr. Callen is a Director of Intervest Bancshares Corporation and a Director of AMBAC, Inc.

Jean Dansker, age 77, serves as Vice President of the Company and has served in such capacity since June, 1996. Mrs. Dansker received a Bachelor of Arts degree from Brooklyn College in Economics. Mrs. Dansker has been an active investor in real estate and mortgages for more than five years.

Jerome Dansker, age 80, serves as a Director and as Executive Vice President of the Company, and has served in such capacity since November, 1993. Mr. Dansker became Chairman of the Board of Directors in June, 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker is a Director, Chairman of the Board and Executive Vice President of Intervest Bancshares Corporation. He is also a Director and Chairman of the Loan Committee of Intervest Bank. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgages through certain family-owned entities.

Lowell S. Dansker, age 48, serves as a Director, and as President and Treasurer of the Company, and has served in such capacities since the Company was organized. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also a Director, President and Treasurer of Intervest Bancshares Corporation, an affiliated bank holding company and Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank, a Florida state-chartered bank which is majority owned by Intervest Bancshares Corporation. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgages through certain family-owned entities.

Milton F. Gidge, age 69, serves as a Director of the Company, and has served in such capacity since December, 1988. Mr. Gidge received a Bachelor of Business Administration degree in Accounting from Adelphi University and a Masters Degree in Banking and Finance from New York University. Mr. Gidge retired in 1994 and, prior to his retirment, was a Director and Chairman-Credit Policy of Lincoln Savings Bank, F.S.B. (headquartered in New York City). He is also a Director of Intervest Bancshares Corporation, Interboro Mutual Indemnity Insurance Company and Vicon Industries, Inc. Mr. Gidge was an officer of Lincoln Savings Bank, F.S.B. for more than five years.

William F. Holly, age 70, serves as a Director of the Company and has served in such capacity since December, 1990. Mr. Holly received a Bachelor of Arts degree in Economics from Alfred University. Mr. Holly is Chairman of the Board and Chief Executive Officer of Sage, Rutty & Co., Inc., members of the Boston Stock Exchange, with offices in Rochester, New York and Canandaigua, New York, and is also a Director of Intervest Bancshares Corporation and a Trustee of Alfred University. Mr. Holly has been an officer and director of Sage, Rutty & Co., Inc. for more than five years.

Edward J. Merz, age 67, serves as a Director of the Company and has served in such capacity since February, 1998. Mr. Merz received a Bachelor of Business Administration from City College of New York and is a graduate of the Stonier School of Banking at Rutgers University. Mr. Merz is Chairman of the Board of Directors of the Suffolk County National Bank of Riverhead and of its parent, Suffolk Bancorp. and has been an officer and director of those companies for more than five years. He is also a director of the Independent Bankers Association of New York and a director of Intervest Bancshares Corporation.

Thomas E. Willett, age 51, serves as a Director of the Company, and has served in such capacity since March, 1999. Mr. Willett received a Bachelor of Science Degree from the United States Air Force Academy and a law degree from Cornell
University School of Law. Mr. Willett has been a partner of Harris Beach & Wilcox, LLP., a law firm in Rochester, New York, for more than five years and a director of Intervest Bancshares Corporation.

David J. Willmott, age 60, serves as a Director of the Company, and has served in such capacity since June, 1989. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 25 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation.

Wesley T. Wood, age 56, serves as a Director of the Company, and has served in such capacity since April, 1992. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation, a Director of the Center of Direct Marketing at New York University, a member of the Marketing Committee at Fairfield University in Connecticut, and a Trustee of St. Dominics in Oyster Bay, New York.

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

Item 11.  Executive Compensation

Prior to July 1, 1995, no compensation was paid to or accrued by the Company for any executive officer or director of the Company (other than fees paid to directors for attending Board meetings). Each of the directors receives a fee of $250 for each meeting of the Board of Directors he attends. Effective as of July 1, 1995, the Company entered into an employment agreement with Mr. Jerome Dansker, its Executive vice President. The agreement is for a term of ten years and provides for the payment of an annual salary in the present amount of $148,877, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for monthly expense account payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of the amount which otherwise would have been paid to Mr. Dansker will continue until the greater of (i) the balance of the term of employment, and
(ii) three years. Effective August 3, 1998, the Company modified the employment agreement to provide for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000. During 1998, Mr. Dansker received aggregate cash compensation of $252,739.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 1999, information concerning the ownership of the outstanding stock of the Company, all of which is beneficially owned by the four individuals listed below:

Name and Address of Beneficial Owner         Common Stock              Class B Stock
------------------------------------         ------------              -------------
                                     Number of      Percent of   Number of     Percent of
                                       Shares         Class        Shares        Class
                                       ------         -----        ------        -----
Lowell S. Dansker...............        15.92 (1)     50.0%
10 Rockefeller Plaza, Suite 1015
New York, New York 10020

Lawrence G. Bergman.............         3.79         11.9%
10 Rockefeller Plaza, Suite 1015
New York, New York 10020

Helene D. Bergman...............        12.13 (2)     38.1%
201 East 62nd Street,
New York, New York 10021

Jerome Dansker..................                                    15.89        100%
10 Rockefeller Plaza, Suite 1015
New York, New York 10020

Total Outstanding...............        31.84 shares 100.0%         15.89        100%

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

Item 13.  Certain Relationships and Related Transactions

An annual mortgage servicing fee which is based on certain percentage of the face amount of mortgages receivable is paid by the Company monthly to Capital Holding Company, an affiliate of the Company. The services provided to the Company by Capital Holding Company in consideration for such mortgage servicing fee include (i) the collection of mortgages receivable, (ii) the payment of mortgages payable, (iii) the payment of property taxes for the mortgaged premises after receipt of such tax payments from mortgagors and (iv) the payment of property insurance premiums for the mortgaged properties after receipt of such insurance payments from mortgagors. For the fiscal year ended December 31, 1998, the amount of the mortgage servicing fee paid by the Company was $295,000.

Mr. William F. Holly, who is a director of the Company, also serves as Chairman of the Board and Chief Executive Officer of Sage, Rutty & Co., Inc., which firm has acted as an underwriter in connection with the Company's offerings of debentures, including the offering of debentures conducted during fiscal 1997.

Intervest Securities Corporation, an affiliate of the Company, acted as the placement agent in the Company's 1998 private placement of subordinated debentures and received commissions and fees aggregating $258,300 in connection therewith.

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

       3.1 Certificate of Incorporation of the Company, incorporated by reference to Registrant's Registration Statement on Form S-1B (File No. 33-27404-NY), declared effective May 12, 1989.

       3.2 Certificate of Amendment to Certificate of Incorporation dated August 17, 1998.

       3.3 By-laws of the Company, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-39971), declared effective on May 13, 1991.

       4.1 Form of Indenture between the Company and First American Bank of Georgia, as trustee, dated as of April 15, 1990, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 33-33500), declared effective on March 28, 1990.

       4.2 Form of Indenture between the Company and First American Bank of Georgia, as trustee, dated as of June 1, 1991, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 33-39971), declared effective on May 13, 1991.

       4.3 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of March 1, 1992, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-44085), declared effective on February 20, 1992.

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

       4.13 Indenture between the Company and the Bank of New York, as Trustee, dated December 1, 1998.

       4.14 Agreements of Resignation, Appointment and Acceptance dated as of April 30, 1992, by and among the Company, First American Bank of Georgia, N.A. and The Bank of New York, incorporated by reference to the Company's annual report on Form 10K for the year ended December 31, 1992 wherein such documents were filed as exhibit 4.8.

       10.0 Employment Agreement between the Company and Jerome Dansker dated as of July 1, 1995, incorporated by reference to the Company's Registration Statement on Form S-11 (File #33- 96662), declared effective on October 19, 1995.

       10.1 Amendment to Employment Agreement between the Company and Jerome Dansker dated August 3, 1998.

       22.   List of Subsidiaries.

       27.   Financial Data Schedule

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERVEST CORPORATION OF NEW YORK


Dated: March    , 1999        By:        /S/ Lowell S. Dansker
                                             ---------------------
                                             Lowell S. Dansker, President

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
                                        President
                                        (Principal Executive Officer),
/S/ Lowell S. Dansker                   Treasurer (Principal Financial
---------------------                   Officer and Principal Accounting
Lowell S. Dansker                       Officer) and Director
Dated: March    , 1999

/S/ Lawrence G. Bergman                 Vice President
-----------------------                 Secretary and Director
Lawrence G. Bergman
Dated: March    , 1999


-----------------------                 Director
Michael A. Callen
Dated: March     , 1999

/S/ Jerome Dansker                      Director, Executive Vice President
------------------
Jerome Dansker
Dated: March    , 1999

                                        Director

-----------------------
Milton F. Gidge
Dated: March     , 1999

/S/ William F. Holly                    Director
--------------------
William F. Holly
Dated: March    , 1999


----------------------                  Director
Edward J. Merz
Dated: March      , 1999

/S/ Thomas E. Willett                   Director
---------------------
Thomas E. Willett
Dated: March      , 1999

                                        Director
------------------------
David J. Willmott
Dated: March     , 1999


/S/ Wesley T. Wood                      Director
------------------
Wesley T. Wood
Dated: March    , 1999

Supplemental Information to be Furnished with Reports Filled Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:


Registrant does not solicit proxies or proxy statements to holders of its securities. The annual report to holders of its Debentures has not as yet been distributed.

When the annual report has been distributed to the holders of Debentures, four copies will be sent to the Commission.