Form 10-Q
period 1999-03-31
INTERVEST CORPORATION OF NEW YORK
filed 1999-05-14
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock                   Outstanding at March 31, 1999
---------------------                   -----------------------------
Common Stock: No Par Value                      31.84 Shares
Class B Stock: No Par Value                     15.89 Shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1. Financial Statements
----------------------------

Results for the three months ended March 31, 1999 and 1998 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for the full years.


               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                              March 31,     December 31,
                                                                                1999            1998
                                                                              ---------     ------------
                                                                            (Unaudited)
ASSETS

        Cash and cash equivalents                                           $ 25,551,000   $ 27,426,000
        Mortgages receivable, including due from affiliates
             of $500,000 (notes 2,4 and 5)                                    70,896,000     67,533,000
        Deferred debenture offering costs, net of accumulated
             amortization of $3,580,000 and $3,482,000 (Note 2)                3,471,000      3,646,000
        Other assets (Note 7)                                                  1,343,000      1,282,000
                                                                            ------------   ------------
        TOTAL ASSETS                                                        $101,261,000   $ 99,887,000
                                                                            ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Accounts payable and accrued expenses                               $    110,000   $    169,000
        Mortgage escrow deposits                                               2,943,000      2,035,000
        Subordinated debentures payable (Note 3)                              80,400,000     80,300,000
        Debenture interest payable at maturity (Note 3)                        5,652,000      5,491,000
        Deferred mortgage interest and fees                                      360,000        324,000
                                                                            ------------   ------------
        TOTAL LIABILITIES                                                     89,465,000     88,319,000
                                                                            ------------   ------------

Commitments and other matters (Note 6)

STOCKHOLDERS' EQUITY
        Common stock, no par value; authorized 200 shares;
             issued and outstanding 32 shares                                  2,000,000      2,000,000
        Class B stock, no par value; authorized 100 shares;
             issued and outstanding 16 shares                                    100,000        100,000
        Additional paid-in capital                                             3,509,000      3,509,000
        Retained earnings                                                      6,187,000      5,959,000
                                                                            ------------   ------------
        TOTAL STOCKHOLDERS' EQUITY                                            11,796,000     11,568,000
                                                                            ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $101,261,000   $ 99,887,000
                                                                            ============   ============

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS


                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                       1999            1998
                                                       ----            ----
                                                            (Unaudited)
REVENUE

        Interest income
             Affiliates                               $   13,000   $  173,000
             Others                                    2,502,000    2,610,000
                                                      ----------   ----------
                                                       2,515,000    2,783,000

        Other income (Note 5)                            155,000      136,000
        Gain on early repayment of Discounted
            Mortgages receivable (Note 4)                275,000        7,000
                                                      ----------   ----------
                                                       2,945,000    2,926,000
                                                      ----------   ----------

EXPENSES

        Interest                                       2,043,000    2,130,000
        General and administrative (Note 5)              254,000      181,000
        Amortization of deferred debenture offering
            Costs (Note 2)                               227,000      224,000
                                                      ----------   ----------
                                                       2,524,000    2,535,000
                                                      ----------   ----------

Income before income taxes                               421,000      391,000
Provision for income taxes (Note 7)                      193,000      180,000
                                                      ----------   ----------

NET INCOME                                               228,000      211,000
Retained earnings - beginning                          5,959,000    5,012,000
                                                      ----------   ----------
RETAINED EARNINGS - END                               $6,187,000   $5,223,000
                                                      ==========   ==========

See notes to financial statements


               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                           1999            1998
                                                                           ----            ----
                                                                                (Unaudited)
OPERATING ACTIVITIES
        Net income                                                  $    228,000    $    211,000
        Adjustments to reconcile net income to net
           Cash provided by operating activities:
        Amortization of discount on mortgages receivable                (112,000)       (154,000)
        Amortization of deferred debenture offering costs                227,000         224,000
        Gain on early repayment of discounted mortgages                 (275,000)         (7,000)
        Changes in operating assets and liabilities:
            Other assets                                                 (61,000)        (57,000)
            Accounts payable and accrued liabilities                     (59,000)          4,000
            Mortgage escrow deposits                                     908,000         640,000
            Debenture interest payable at maturity                       161,000         559,000
            Deferred mortgage interest and fees                           36,000          46,000
                                                                    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,053,000       1,466,000
                                                                    ------------    ------------

INVESTING ACTIVITIES

        Collection of mortgages receivable                            11,910,000       4,642,000
        Mortgages receivable acquired
            Properties owned by affiliates                                            (2,000,000)
            Properties owned by others                               (14,886,000)    (14,987,000)
                                                                    ------------    ------------
NET CASH (USED IN) INVESTING ACTIVITIES                               (2,976,000)    (12,345,000)
                                                                    ------------    ------------

FINANCING ACTIVITIES

        Proceeds from subordinated debenture offerings                   600,000
        Payment of debenture offering costs                              (52,000)
        Principal payments of subordinated debentures                   (500,000)
                                                                    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 48,000               0
                                                                    ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,875,000)    (10,879,000)
Cash and cash equivalents at beginning of period                      27,426,000      15,596,000
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 25,551,000    $  4,717,000
                                                                    ============    ============

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)


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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)



(NOTE 2) - Significant Accounting Policies: (continued)
-------------------------------------------------------


(e)     Statement of cash flows:

         For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

Three Months Ended March 31,       Interest     Income Taxes
----------------------------       --------     ------------

          1999                   $1,882,000       $ 234,000
          1998                    1,572,000          22,000

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

(h)     Concentration of credit risk:

         (1) The Company places its temporary cash investments with higher credit-quality financial institutions, including a bank, which is affiliated with the Company and in governmental obligations. Such investments are generally in excess of the FDIC insurance limit. The Company has not experienced any losses from such investments.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)


(NOTE 2) - Significant Accounting Policies: (continued)
-------------------------------------------------------

         (2) The Company's mortgage portfolio is composed predominantly of mortgages on multi-family residential properties in the New York City area, most of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties, although there can be no assurances that this will continue, the rental housing market in New York City remains stable.

(NOTE 3) - Subordinated Debentures Payable:
-------------------------------------------

The Company's Registered Floating Rate Redeemable Debentures consist of the following:

                                                 March 31,    December 31,
                                                   1999          1998
                                                   ----          ----

Series  5/13/91, interest at 2% above prime    $ 5,000,000   $ 5,000,000
Series  2/20/92, interest at 2% above prime      4,000,000     4,500,000
Series  6/29/92, interest at 2% above prime      7,000,000     7,000,000
Series  9/13/93, interest at 2% above prime      8,000,000     8,000,000
Series  1/28/94, interest at 2% above prime      4,500,000     4,500,000
Series 10/28/94, interest at 2% above prime      4,500,000     4,500,000
Series  5/12/95, interest at 2% above prime      9,000,000     9,000,000
Series 10/19/95, interest at 2% above prime      9,000,000     9,000,000
Series  5/10/96, interest at 2% above prime     10,000,000    10,000,000
Series 10/15/96, interest at 2% above prime      5,500,000     5,500,000
Series  4/30/97, interest at 9% ............       500,000       500,000
Series  4/30/97, interest at 1% above  prime     8,000,000     8,000,000
Series 11/10/98, interest at 8% ............     1,400,000     1,400,000
Series 11/10/98, interest at 81/2% .........     1,400,000     1,400,000
Series 11/10/98, interest at 9% ............     2,600,000     2,000,000
                                               -----------   -----------
                                               $80,400,000   $80,300,000
                                               ===========   ===========

"Prime" refers to the prime rate of Chase Manhattan Bank.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)


(NOTE 3) - Subordinated Debentures Payable (continued):
-------------------------------------------------------

Prime was 7 3/4% on March 31, 1999 and on December 31, 1998. Minimum interest is 9 1/2% and maximum interest is 15% on Series 5/13/91. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14% and Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95, 5/10/96,
10/15/96 and 4/30/97 due October 1, 2005 have maximum interest of 12%.

Payment of interest on an aggregate of $16,470,000 of debentures is deferred until maturity and such deferred earns interest at prime. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest, except holders of Series 11/10/98.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1996, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 2000. After January 1, 2000, Series 11/10/98 debenture holders can require the Company to repurchase up to $100,000 principal amount of debentures plus accrued interest each year.

The debentures are unsecured and subordinated to all present and future senior indebtedness, as defined.

Maturities of debentures are summarized as follows:

Year Ending December 31,  March 31, 1999
------------------------  --------------

                 1999   $ 9,500,000
                 2000     7,000,000
                 2001     9,400,000
                 2002     4,500,000
                 2003     5,900,000
Thereafter until 2005    44,100,000
                        -----------
Total                   $80,400,000
                        ===========

(NOTE 4) - Mortgages Receivable:
--------------------------------

Information as to mortgages receivable is summarized as follows:

                       March 31, 1999  December 31, 1998
                       --------------  -----------------
First Mortgages ......   $69,114,000   $67,574,000
Junior Mortgages .....     2,365,000       500,000

                         -----------   -----------
                          71,479,000    68,074,000

Less Unearned Discount       583,000       541,000
                         -----------   -----------
Total ................   $70,896,000   $67,533,000
                         ===========   ===========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)


(NOTE 4) - Mortgages Receivable: (continued)
--------------------------------------------

Interest rates on mortgages range from 6% to 15%. Certain mortgages have been discounted utilizing rates ranging from 11% to 17%.

During the first quarter of 1999 and 1998, certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

Year Ending December 31,      March 31, 1999
------------------------      --------------

                 1999            $31,308,000
                 2000             14,061,000
                 2001              6,141,000
                 2002              1,162,000
                 2003              1,969,000
Thereafter until 2015             16,838,000
                                 -----------
Total                            $71,479,000
                                 ===========

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.

(NOTE 5) - Related Party Transactions:
--------------------------------------

During the first quarter of 1999, the Company acquired first mortgages in the aggregate principal amount of $5,629,000 from Intervest Bancshares Corporation, an affiliate of the Company.

Other income includes fees of $1,000 from affiliates for both three months ended March 31, 1999 and March 31, 1998.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)




(NOTE 5) - Related Party Transactions: (continued)
--------------------------------------------------

The Company utilized personnel and other facilities of affiliated entities and was charged service fees for general and administrative expenses for placing mortgages, servicing mortgages and distributing debenture interest checks. Such fees amounted to $72,000 for the three months ended March 31, 1998. Management believes these service fees are reasonable. Effective January 1, 1999, personnel performing the services were transferred to the Company and accordingly, the appointed entities discontinued charging service fees to the Company.

The Company participates with Intervest Bank in one mortgage. The balance of the Company's participation in this mortgage was $205,000 and $237,000 at March 31, 1999 and December 31, 1998, respectively. The stockholders of the Company are officers, directors and stockholders of the parent of Intervest Bank.

(NOTE 6) - Commitments:
-----------------------

     (a) Office lease:

The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rents the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $44,000 for both the three months ended March 31, 1999 and 1998.

Future minimum rents under the lease, as of December 31, 1998, are as follows:

                     Year Ending December 31
                     -----------------------
                     1999                    $  174,902
                     2000                       179,133
                     2001                       191,828
                     2002                       191,828
                     2003                       191,828
               Thereafter                       143,871
                                             ----------
                    Total                    $1,073,390
                                             ==========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)




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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited with Respect to the Three Month Periods
                         Ended March 31, 1999 and 1998)


(NOTE 7) - Income Taxes:
------------------------

The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

The provision for income taxes consists of the following components:

                       Three Months Ended
                            March 31,
                       ------------------
                         1999      1998
                         ----      ----
Current taxes:
Federal ...........   $116,000   $106,000
State and local ...     77,000     72,000

Deferred taxes:
Federal ...........                 1,500
State and local ...                   500
                      --------   --------
Total tax provision   $193,000   $180,000
                      ========   ========

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                         March 31, 1999    December 31, 1998
                                         --------------    -----------------
Debenture underwriting commissions         $  1,000            $  3,000
Deferred fees and interest .......           46,000              45,000
Discount on mortgages receivable .          (17,000)            (18,000)
                                           --------            --------
Total ............................         $ 30,000            $ 30,000
                                           ========            ========

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                             1999        1998
                                             ----        ----
Tax computed based upon the
     statutory federal tax rate ......   $ 143,000    $ 133,000
State and local income tax,
     net of federal income tax benefit      51,000       48,000
Non-taxable income ...................      (2,000)      (1,000)
Other ................................       1,000
                                         ---------    ---------
Total ................................   $ 193,000    $ 180,000
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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. The Company recently filed a registration statement related to the offer and sale of up to $5,500,000 principal amount of its subordinated debenture. Total stockholder's equity at March 31, 1999 was $11,796,000, compared with $11,568,000 at December 31, 1998. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Three Months Ended March 31, 1999 and 1998

For the three months ended March 31, 1999 interest income was $2,515,000 as compared to $2,783,000 for the same period a year ago. The decrease of $268,000 resulted primarily from a decrease in mortgages receivable from $86,822,000 at March 31, 1998 to $70,896,000 at March 31, 1999 and lower interest rates on certain mortgages.

Interest expense for the 1999 period was $2,043,000 as compared to $2,130,000 for the 1998 period. The decrease of $87,000 resulted mainly from lower interest rates on certain debentures.

General and administrative expenses for 1999 period was $254,000 as compared to $181,000 for 1998. The increase of $73,000 resulted mainly from increases in payroll and advertising expenses, offset in part by a decrease in management fee.

The provision for income taxes are $193,000 and $180,000 for three months ended March 31, 1999 and 1998, respectively. These provisions represent 46% of pretax income for each period.

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

The number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely. In any event, the Company believes that it would reinvest the proceeds of any prepayments of mortgage loans in new mortgages consistent with its mortgage investment policy.

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

At March 31, 1999, 48% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Connecticut, the District of Columbia, Florida, Georgia, Maryland, New Jersey, suburbs of New York City, North Carolina, Pennsylvania and Virginia.

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

Current Loan Status:

At March 31, 1999, the Company had 47 real estate mortgage loans in its portfolio, totaling $71,479,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 15% per annum. Certain mortgages have been discounted utilizing rates between 11% and 17% per annum.

Certain information concerning the Company's mortgage loans outstanding at March 31, 1999 is set forth below:

                       Carrying
                       Amount of
                        Mortgage                         No. of
                         Loans       Prior Liens         Loans
                         -----       -----------         -----

First Mortgage Loans   $68,531,000   $         0            45
Junior Mortgages ...     2,365,000    20,334,000             2

                       -----------   -----------            --
                       $70,896,000   $20,334,000            47
                       ===========   ===========            ==

The historical cost of the mortgage loans which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

Year 2000 Readiness Disclosure:

The Year 2000 issue is the result of computer programs which were written using two digits rather than four digits to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations.

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

The Company also has subordinated debentures for which the Company relies on a third-party vendor to provide registrar and trustee services. Such vendor has informed the Company that it currently has a continuous program to achieve Year 2000 compliance for its mission-critical systems, and that the renovation and testing of such systems has been substantially completed. Should this outside service provider not be able to provide complete assurance of being Year 2000 compliant, the Company will terminate its relationship and transfer to a Year 2000 compliant vendor for the required services. In connection with the debentures, the Company utilizes third-party software to generate checks for the payment of interest to the debenture holders. The Year 2000 compliant version of this software was recently installed and has been tested.

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



                                INTERVEST CORPORATION OF NEW YORK
                                (Registrant)



Dated: May 11, 1999           ____________________________________________
                              Lowell S. Dansker, President
                                   (Principal Executive Officer),
                              Treasurer
                                   (Principal Financial Officer and
                                    Principal Accounting Officer) and Director




Dated: May 11, 1999           ____________________________________________
                              Lawrence G. Bergman, Vice President,
                                   Secretary and Director

                                   SIGNATURES





PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                INTERVEST CORPORATION OF NEW YORK
                                (Registrant)



Dated: May 11, 1999                 /S/ Lowell S. Dansker
                                    ---------------------
                                        Lowell S. Dansker, President
                                        (Principal Executive Officer),
                                        Treasurer (Principal Financial Officer
                                        and Principal Accounting Officer)
                                        and Director





Dated: May 11, 1999                 /S/ Lawrence G. Bergman
                                    -----------------------
                                        Lawrence G. Bergman, Vice President,
                                        Secretary and Director