Form 10-Q
period 1999-06-30
INTERVEST CORPORATION OF NEW YORK
filed 1999-08-10
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                       Commission File Number 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)


                 New York                                  13-3415815
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)


10 Rockefeller Plaza, New York, New York                   10020-1903
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       (212) 218-2800
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       Class of Common Stock              Outstanding at June 30, 1999
       ---------------------              ----------------------------
       Common Stock: No Par Value                  31.84 Shares
       Class B Stock: No Par Value                 15.89 Shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1. Financial Statements

Results for the three months and for the six months ended June 30, 1999 and 1998 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results for the full years.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                June 30,              December 31,
                                                                                  1999                    1998
                                                                                  ----                    ----
                                                                               (Unaudited)
ASSETS

         Cash and cash equivalents                                             $16,846,000              $27,426,000
         Mortgages receivable, including due from affiliates
              of $500,000 (notes 2,4 and 5)                                     73,951,000               67,533,000
         Deferred debenture offering costs, net of accumulated
              amortization of $3,756,000 and $3,482,000 (Note 2)                 3,305,000                3,646,000
         Other assets (Note 7)                                                   1,823,000                1,282,000
                                                                            --------------             ------------
         TOTAL ASSETS                                                          $95,925,000              $99,887,000
                                                                              ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

         Accounts payable and accrued expenses                                $    106,000             $    169,000
         Mortgage escrow deposits                                                2,629,000                2,035,000
         Subordinated debentures payable (Note 3)                               74,900,000               80,300,000
         Debenture interest payable at maturity (Note 3)                         6,017,000                5,491,000
         Deferred mortgage interest and fees                                       324,000                  324,000
                                                                             -------------            -------------
         TOTAL LIABILITIES                                                      83,976,000               88,319,000
                                                                               -----------              -----------

Commitments and other matters (Note 6)

STOCKHOLDERS' EQUITY
         Common stock, no par value; authorized 200 shares;
              issued and outstanding 32 shares                                   2,000,000                2,000,000
         Class B stock, no par value; authorized 100 shares;
              issued and outstanding 16 shares                                     100,000                  100,000
         Additional paid-in capital                                              3,509,000                3,509,000
         Retained earnings                                                       6,340,000                5,959,000
                                                                            --------------            -------------
         TOTAL STOCKHOLDERS' EQUITY                                             11,949,000               11,568,000
                                                                             -------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $95,925,000              $99,887,000
                                                                               ===========              ===========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS


                                                         Three Months Ended                       Six Months Ended
                                                               June 30,                               June 30,
                                              -----------------------------------             -----------------------
                                                  1999                   1998                   1999             1998
                                                ----------            -----------             -------          ------
                                                         (Unaudited)                                (Unaudited)
REVENUE

     Interest income
          Affiliates                          $      13,000          $   215,000          $    25,000       $   388,000
          Others                                  2,604,000            2,614,000            5,106,000         5,224,000
                                                  ---------           ----------            ---------         ---------
                                                  2,617,000            2,829,000            5,131,000         5,612,000

     Other income (Note 5)                          186,000              165,000              341,000           301,000
     Gain on early repayment of discounted
         mortgages receivable (Note 4)               26,000              130,000              302,000           137,000
                                                -----------           ----------           ----------        ----------
                                                  2,829,000            3,124,000            5,774,000         6,050,000
                                                  ---------           ----------            ---------         ---------

EXPENSES

     Interest                                     2,034,000            2,140,000            4,077,000         4,270,000
     General and administrative (Note 5)            287,000              183,000              540,000           364,000
     Amortization of deferred debenture
         offering costs (Note 2)                    225,000              223,000              453,000           447,000
     Depreciation expense                             2,000                                     2,000
                                               ------------     ----------------         ------------
                                                  2,548,000            2,546,000            5,072,000         5,081,000
                                                  ---------            ---------            ---------         ---------

Income before income taxes                          281,000              578,000              702,000           969,000
Provision for income taxes (Note 7)                 128,000              264,000              321,000           444,000
                                                 ----------           ----------              -------           -------

NET INCOME                                          153,000              314,000              381,000           525,000
Retained earnings - beginning                     6,187,000            5,223,000            5,959,000         5,012,000
                                                -----------          -----------          -----------       -----------
RETAINED EARNINGS - END                          $6,340,000           $5,537,000           $6,340,000        $5,537,000
                                                 ==========           ==========           ==========        ==========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                                        June 30,
                                                                           1999                       1998
                                                                                       (Unaudited)
OPERATING ACTIVITIES

         Net income                                                       $381,000                   $525,000
         Adjustments to reconcile net income to net
            Cash provided by operating activities:
         Amortization of discount on mortgages receivable                 (195,000)                  (315,000)
         Amortization of deferred debenture offering costs                 453,000                    447,000
         Gain on early repayment of discounted mortgages                  (302,000)                  (137,000)
         Changes in operating assets and liabilities:
             Other assets                                                 (541,000)                   (42,000)
             Accounts payable and accrued liabilities                      (63,000)                   111,000
             Mortgage escrow deposits                                      594,000                    451,000
             Debenture interest payable at maturity                        526,000                    766,000
             Deferred mortgage interest and fees                                                       (5,000)
                                                                    --------------               -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  853,000                  1,801,000
                                                                           -------                  ---------

INVESTING ACTIVITIES

         Collection of mortgages receivable                             13,582,000                 14,803,000
         Mortgages receivable acquired
             Properties owned by affiliates                                                        (2,000,000)
             Properties owned by others                                (19,503,000)               (21,115,000)
                                                                       ------------               ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                 (5,921,000)                (8,312,000)
                                                                      -------------              -------------

FINANCING ACTIVITIES

         Proceeds from subordinated debenture offerings                    600,000
         Payment of debenture offering costs                              (112,000)
         Principal payments of subordinated debentures                  (6,000,000)
                                                                     --------------             -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                5,512,000                          0
                                                                     -------------              -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (10,580,000)                (6,511,000)
Cash and cash equivalents at beginning of period                        27,426,000                 15,596,000
                                                                       -----------                 ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $16,846,000                 $9,085,000
                                                                       ===========                 ==========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)


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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)



(NOTE 2) - Significant Accounting Policies: (continued)


          (e)     Statement of cash flows:

                  For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

      Six Months Ended June 30,                                Interest             Income Taxes
      -------------------------                                --------             ------------

                   1999.....................................   $3,551,000             $ 444,000
                   1998.....................................    3,504,000               257,000

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

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)


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

(NOTE 3) - Subordinated Debentures Payable:
-------------------------------------------

The Company's Registered Floating Rate Redeemable Debentures consist of the following:

                                                                      June 30,                 December 31,
                                                                        1999                      1998
                                                                        ----                      ----

      Series 5/13/91, interest at 2% above prime...................  $         0                $5,000,000
      Series 2/20/92, interest at 2% above prime...................    4,000,000                 4,500,000
      Series 6/29/92, interest at 2% above prime...................    7,000,000                 7,000,000
      Series 9/13/93, interest at 2% above prime...................    8,000,000                 8,000,000
      Series 1/28/94, interest at 2% above prime...................    4,500,000                 4,500,000
      Series 10/28/94, interest at 2% above prime..................    4,500,000                 4,500,000
      Series 5/12/95, interest at 2% above prime...................    9,000,000                 9,000,000
      Series 10/19/95, interest at 2% above prime..................    9,000,000                 9,000,000
      Series 5/10/96, interest at 2% above prime...................   10,000,000                10,000,000
      Series 10/15/96, interest at 2% above prime..................    5,500,000                 5,500,000
      Series 4/30/97, interest at 9%...............................            0                   500,000
      Series 4/30/97, interest at 1% above prime...................    8,000,000                 8,000,000
      Series 11/10/98, interest at 8%..............................    1,400,000                 1,400,000
      Series 11/10/98, interest at 8 1/2%..........................    1,400,000                 1,400,000
      Series 11/10/98, interest at 9%..............................    2,600,000                 2,000,000
                                                                    ------------              ------------
                                                                     $74,900,000               $80,300,000
                                                                     ===========               ===========

"Prime" refers to the prime rate of Chase Manhattan Bank.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)


(NOTE 3) - Subordinated Debentures Payable (continued):
-------------------------------------------------------

Prime was 7 3/4% on June 30, 1999 and on December 31, 1998. Series 2/20/92 has minimum interest of 8% and maximum interest of 14%, Series 6/29/92 has maximum interest of 14% and Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95,
5/10/96, 10/15/96 and 4/30/97 due October 1, 2005 have maximum interest of 12%.

Payment of interest on an aggregate of $15,920,000 of debentures is deferred until maturity and such deferred interest earns interest. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest, except holders of Series 11/10/98.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1996, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 2000. After January 1, 2000, Series 11/10/98 debenture holders can require the Company to repurchase up to $100,000 principal amount of debentures plus accrued interest each year.

The debentures are unsecured and subordinated to all present and future senior indebtedness, as defined.

Maturities of debentures are summarized as follows:

              Year Ending December 31,                                    June 30, 1999
              ------------------------                                    -------------

                  1999..................................................       $4,000,000
                  2000.................................................         7,000,000
                  2001.................................................         9,400,000
                  2002.................................................         4,500,000
                  2003.................................................         5,900,000
                  Thereafter until 2005.................................       44,100,000
                                                                              -----------
                  Total.................................................      $74,900,000
                                                                              ===========


(NOTE 4) - Mortgages Receivable:
--------------------------------

Information as to mortgages receivable is summarized as follows:

                                                      June 30, 1999            December 31, 1998
                                                      -------------            -----------------
         First Mortgages..............................    $69,404,000                $67,574,000
         Junior Mortgages...........................        5,061,000                    500,000


                                                           74,465,000                 68,074,000

         Less Unearned Discount......................         514,000                    541,000
                                                      ---------------               ------------
         Total........................................    $73,951,000                $67,533,000
                                                          ===========                ===========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)


(NOTE 4) - Mortgages Receivable: (continued)
--------------------------------------------

Interest rates on mortgages range from 6% to 15%. Certain mortgages have been discounted utilizing rates ranging from 11% to 17%.

During the first half of 1999 and 1998, certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

              Year Ending December 31,                                    June 30, 1999
              ------------------------                                    -------------

                  1999..................................................     $ 30,143,000
                  2000..................................................       15,609,000
                  2001.................................................         8,744,000
                  2002.................................................         1,162,000
                  2003.................................................         1,969,000
                  Thereafter until 2015....................................    16,838,000
                                                                              -----------
                  Total.....................................................  $74,465,000
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

(NOTE 5) - Related Party Transactions:
--------------------------------------

During the first half of 1999, the Company acquired first mortgages in the aggregate principal amount of $5,629,000 from Intervest Bancshares Corporation, an affiliate of the Company.

Other income includes fees of $3,000 from affiliates for both six months ended June 30, 1999 and June 30, 1998.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)




(NOTE 5) - Related Party Transactions: (continued)
--------------------------------------------------

The Company utilized personnel and other facilities of affiliated entities and was charged service fees for general and administrative expenses for placing mortgages, servicing mortgages and distributing debenture interest checks. Such fees amounted to $149,000 for the six months ended June 30, 1998. Management believes these service fees are reasonable. Effective January 1, 1999, personnel performing the services became employees of the Company and accordingly, the affliated entities discontinued charging service fees to the Company.

The Company participates with Intervest Bank in one mortgage. The balance of the Company's participation in this mortgage was $294,000 and $237,000 at June 30, 1999 and December 31, 1998, respectively. The stockholders of the Company are officers, directors and stockholders of the parent of Intervest Bank.

(NOTE 6) - Commitments:
-----------------------

     (a) Office lease:
         -------------

The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rents the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $89,000 and $88,000 for the six months ended June 30, 1999 and 1998, respectively.

Future minimum rents under the lease are as follows:
                  Year Ending December 31                                  June 30,1999
                  1999.......................................................   $ 116,600
                  2000.......................................................     179,133
                  2001.......................................................     191,828
                  2002.......................................................     191,828
                  2003.......................................................     191,828
                  Thereafter.................................................     143,871
                                                                                  -------
                  Total......................................................  $1,015,088
                                                                               ==========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)




(Note 6) - Commitments: (continued)
-----------------------------------

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

The provision for income taxes consists of the following components:


                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                 ----------------
                                                                          1999                    1998
                                                                          ----                    ----
      Current taxes:
           Federal..................................................    $190,000               $264,000
           State and local..........................................     127,000                176,000

      Deferred taxes:
           Federal..................................................       2,500                  2,500
           State and local..........................................       1,500                  1,500
                                                                     ------------            -----------
           Total tax provision......................................    $321,000               $444,000
                                                                         ========              ========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited with Respect to the Six Month Periods Ended June 30, 1999 and 1998)


(NOTE 7) - Income Taxes: (continued)
------------------------------------



Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                                                June 30, 1999            December 31, 1998
                                                                -------------            -----------------
         Debenture underwriting commissions.....................    $                            $ 3,000
         Deferred fees and interest.............................     43,000                       45,000
         Discount on mortgages receivable.......................    (17,000)                     (18,000)
                                                                    ---------                    --------
              Total..............................................   $26,000                      $30,000
                                                                    =========                    =======

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                     ----------------
                                                                                     1999        1998
                                                                                     ----        ----

Tax computed based upon the statutory federal tax rate ........................   $ 239,000    $ 329,000
State and local income tax, net of federal income tax benefit .................      85,000      118,000
Non-taxable income ............................................................      (5,000)      (3,000)
Other .........................................................................       2,000
                                                                                               ---------
Total .........................................................................   $ 321,000    $ 444,000
                                                                                 ==========     ========


(Note 8) - Subsequent Event:
----------------------------

A Registration Statement for the sale of a $6,500,000 of Floating Rate Redeemable Subordinated Debentures was filed with Securities and Exchange Commission and declared effective on June 28, 1999. On August 5, 1999, the Company completed the offering and gross proceeds in the amount of $6,500,000 were received.

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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholder's equity at June 30, 1999 was $11,949,000, compared with $11,568,000 at December 31, 1998. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

On August 5, 1999, the Company has completed the sale of a $6,500,000 of Floating Rate Redeemable Subordinated Debentures.

Results of Operations:

Three Months Ended June 30, 1999 and 1998

For the three months ended June 30, 1999 interest income was $2,617,000 as compared to $2,829,000 for the same period a year ago. The decrease of $212,000 resulted primarily from a decrease in mortgages receivable from $83,080,000 at June 30, 1998 to $73,951,000 at June 30, 1999 and lower interest rates on certain mortgages.

Other income for the 1999 period was $186,000 as compared to $165,000 for the 1998 period. The increase of $21,000 resulted mainly from an increase in mortgage fees, offset in part by a decrease in prepayment premiums.

Interest expense for the 1999 period was $2,034,000 as compared to $2,140,000 for the 1998 period. The decrease of $106,000 resulted mainly from lower interest rates on certain debentures.

General and administrative expenses for 1999 period was $287,000 as compared to $183,000 for 1998. The increase of $104,000 resulted mainly from increases in payroll and advertising expenses, offset in part by the elimination of management fees.

The provision for income taxes are $128,000 and $264,000 for three months ended June 30, 1999 and 1998, respectively. These provisions represent 46% of pretax income for each period.

Six Months Ended June 30, 1999 and 1998

For the six months ended June 30, 1999 interest income was $5,131,000 as compared to $5,612,000 for the same period a year ago. The decrease of $481,000 resulted mainly from a decrease in mortgages receivable, and lower interest rates on certain mortgages.

Other income for the 1999 period was $341,000 as compared to $301,000 for the 1998 period. The increase of $40,000 resulted mainly from an increase in mortgage fees, offset in part by a decrease in prepayment premiums.

Interest expense for the 1999 period was $4,077,000 as compared to $4,270,000 for the 1998 period. The decrease of $193,000 resulted mainly from lower interest rates on certain debentures.

General and administrative expenses for the 1999 period was $540,000 as compared to $364,000 for 1998. The increase of $176,000 resulted mainly from increases in payroll and advertising expenses offset in part by the elimination of management fees.

The provision for income taxes are $321,000 and $444,000 for six months ended June 30, 1999 and 1998, respectively. These provisions represent 46% of pretax income for each period.

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

At June 30, 1999, 48% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Connecticut, the District of Columbia, Florida, Georgia, Maryland, New Jersey, suburbs of New York City, North Carolina, Pennsylvania and Virginia.

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

Current Loan Status:


At June 30, 1999, the Company had 49 real estate mortgage loans in its portfolio, totaling $74,465,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 15% per annum. Certain mortgages have been discounted utilizing rates between 11% and 17% per annum.

Certain information concerning the Company's mortgage loans outstanding at June 30, 1999 is set forth below:

                                                            Carrying
                                                           Amount of
                                                            Mortgage                                   No. of
                                                              Loans               Prior Liens           Loans
                                                              -----               -----------           -----

      First Mortgage Loans................................  $68,890,000            $         0            45
      Junior Mortgages...................................     5,061,000             34,401,000             4
                                                            -----------            -----------            --

 ..........................................................  $73,951,000            $34,401,000            49
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

The Company also has subordinated debentures for which the Company relies on a third-party vendor to provide registrar and trustee services. Such vendor has informed the Company that it currently has a continuous program to achieve Year 2000 compliance for its mission-critical systems, and that the renovation and testing of such systems has been substantially completed. Should this outside service provider not be able to provide complete assurance of being Year 2000 compliant, the Company will terminate its relationship and transfer to a Year 2000 compliant vendor for the required services. In connection with the debentures, the Company utilizes third-party software to generate checks for the payment of interest to the debenture holders. The Year 2000 compliant version of this software has been installed and tested.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

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




                                  INTERVEST CORPORATION OF NEW YORK
                                  (Registrant)


Dated: August 9, 1999             /S/ Lowell S. Dansker
                                  ---------------------------------------------
                                  Lowell S. Dansker,  President
                                  (Principal  Executive Officer),
                                  Treasurer (Principal Financial Officer
                                  and Principal Accounting Officer) and Director



Dated: August 9, 1999             /S/ Lawrence G. Bergman
                                  ---------------------------------------------
                                  Lawrence G. Bergman, Vice President,
                                  Secretary and Director