Form 10-Q
period 1999-09-30
INTERVEST CORPORATION OF NEW YORK
filed 1999-11-12
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                       Commission File Number 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 New York                               13-3415815
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


10 Rockefeller Plaza, New York, New York                10020-1903
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (212)218-2800
--------------------------------------------------------------------------------

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

   Class of Common Stock                       Outstanding at September 30, 1999
   ---------------------                       ---------------------------------
   Common Stock: No Par Value                  31.84 Shares
   Class B Stock: No Par Value                 15.89 Shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1. Financial Statements

Results for the three months and for the nine months ended September 30, 1999 and 1998 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months and for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results for the full years.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                              September 30,           December 31,
                                                                                  1999                    1998
                                                                                  ----                    ----
                                                                               (Unaudited)
ASSETS

         Cash and cash equivalents                                             $41,630,000              $27,426,000
         Mortgages receivable, including due from affiliates
              of $500,000 in 1998 (notes 2,4 and 5)                             52,353,000               67,533,000
         Deferred debenture offering costs, net of accumulated
              amortization of $3,529,000 and $3,482,000 (Note 2)                 3,462,000                3,646,000
         Other assets (Note 7)                                                   1,102,000                1,282,000
                                                                            --------------            -------------
         TOTAL ASSETS                                                          $98,547,000              $99,887,000
                                                                              ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

         Accounts payable and accrued expenses                                $    112,000             $    169,000
         Mortgage escrow deposits                                                1,978,000                2,035,000
         Subordinated debentures payable (Note 3)                               77,400,000               80,300,000
         Debenture interest payable at maturity (Note 3)                         6,602,000                5,491,000
         Deferred mortgage interest and fees                                       276,000                  324,000
                                                                             -------------            -------------
         TOTAL LIABILITIES                                                      86,368,000               88,319,000
                                                                               -----------              -----------

Commitments and other matters (Note 6)

STOCKHOLDERS' EQUITY
         Common stock, no par value; authorized 200 shares;
              issued and outstanding 32 shares                                   2,000,000                2,000,000
         Class B stock, no par value; authorized 100 shares;
              issued and outstanding 16 shares                                     100,000                  100,000
         Additional paid-in capital                                              3,509,000                3,509,000
         Retained earnings                                                       6,570,000                5,959,000
                                                                            --------------            -------------
         TOTAL STOCKHOLDERS' EQUITY                                             12,179,000               11,568,000
                                                                             -------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $98,547,000              $99,887,000
                                                                               ===========              ===========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS

                                                         Three Months Ended                       Nine Months Ended
                                                           September 30,                            September 30,
                                                           -------------                            -------------
                                                      1999               1998                    1999           1998
                                                      ----               ----                    ----           ----
                                                             (Unaudited)                                (Unaudited)
REVENUE

     Interest income
          Affiliates                         $        4,000          $   219,000          $    29,000       $   606,000
     Others                                       2,582,000            2,551,000            7,688,000         7,777,000
                                                  ---------           ----------            ---------         ---------
                                                  2,586,000            2,770,000            7,717,000         8,383,000

     Other income (Note 5)                          322,000              227,000              663,000           527,000
     Gain on early repayment of discounted
         mortgages receivable (Note 4)               67,000              142,000              369,000           279,000
                                                -----------           ----------           ----------        ----------
                                                  2,975,000            3,139,000            8,749,000         9,189,000
                                                  ---------            ---------            ---------         ---------

EXPENSES

     Interest                                     2,044,000            2,147,000            6,121,000         6,416,000
     General and administrative (Note 5)            280,000              206,000              820,000           570,000
     Amortization of deferred debenture
         offering costs (Note 2)                    225,000              223,000              678,000           671,000
     Depreciation expense                             1,000                                     3,000
                                               ------------     ----------------         ------------
                                                  2,550,000            2,576,000            7,622,000         7,657,000
                                                  ---------            ---------            ---------         ---------

Income before income taxes                          425,000              563,000            1,127,000         1,532,000
Provision for income taxes (Note 7)                 195,000              259,000              516,000           703,000
                                                 ----------           ----------         ------------       -----------

NET INCOME                                          230,000              304,000              611,000           829,000
Retained earnings - beginning                     6,340,000            5,537,000            5,959,000         5,012,000
                                                -----------          -----------          -----------       -----------
RETAINED EARNINGS - END                          $6,570,000           $5,841,000           $6,570,000        $5,841,000
                                                 ==========           ==========           ==========        ==========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Nine Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                           1999                       1998
                                                                           ----                       ----
                                                                                       (Unaudited)
OPERATING ACTIVITIES

         Net income                                                       $611,000                   $829,000
         Adjustments to reconcile net income to net
            Cash provided by operating activities:
         Amortization of discount on mortgages receivable                 (250,000)                  (442,000)
         Amortization of deferred debenture offering costs                 678,000                    671,000
         Gain on early repayment of discounted mortgages                  (369,000)                  (279,000)
         Changes in operating assets and liabilities:
             Other assets                                                  180,000                     17,000
             Accounts payable and accrued liabilities                      (57,000)                   277,000
             Mortgage escrow deposits                                      (57,000)                   500,000
             Debenture interest payable at maturity                      1,111,000                    987,000
             Deferred mortgage interest and fees                           (48,000)                   (42,000)
                                                                        -----------               ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                1,799,000                  2,518,000
                                                                         ----------                 ---------

INVESTING ACTIVITIES

         Collection of mortgages receivable                             37,807,000                 35,132,000
         Mortgages receivable acquired
             Properties owned by affiliates                                                        (2,000,000)
             Properties owned by others                                (22,008,000)               (33,918,000)
                                                                       ------------               ------------
NET CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES                                                    15,799,000                   (786,000)
                                                                      ------------              --------------

FINANCING ACTIVITIES

         Proceeds from issuance of Class B Stock                                                      100,000
         Proceeds from subordinated debenture offerings                  7,100,000
         Payment of debenture offering costs                              (494,000)
         Principal payments of subordinated debentures                 (10,000,000)                (1,000,000)
                                                                    ---------------              -------------
NET CASH (USED IN) FINANCING ACTIVITIES                                 (3,394,000)                  (900,000)
                                                                   ----------------             --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                   14,204,000                    832,000
Cash and cash equivalents at beginning of period                        27,426,000                 15,596,000
                                                                       -----------               ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $41,630,000                $16,428,000
                                                                       ===========                ===========

See notes to financial statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Unaudited with Respect to the Nine Month Periods
                       Ended September 30, 1999 and 1998)


(NOTE 1) - The Company:

Intervest Corporation of New York (the "Company") was formed by Lowell S. Dansker, Lawrence G. Bergman and Helene D. Bergman for the purpose of engaging in the real estate business, including the acquisition and purchase of real estate mortgage loans.

(NOTE 2) - Significant Accounting Policies:

         (a)      Consolidation Policy:

                  The   financial   statements   include  the  accounts  of  all
subsidiaries. Material inter-company items are eliminated in consolidation.

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

         (d)      Deferred debenture offering costs:

                  Costs relating to offerings of debentures are amortized over the terms of the debentures based on serial maturities. Deferred debenture offering costs consist primarily of underwriter's commissions.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Unaudited with Respect to the Nine Month Periods
                       Ended September 30, 1999 and 1998)



(NOTE 2) - Significant Accounting Policies: (continued)


          (e)     Statement of cash flows:

                  For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

      Nine Months Ended September 30,                          Interest             Income Taxes
      -------------------------------                          --------             ------------

                   1999.....................................   $5,011,000             $ 624,000
                   1998.....................................    5,430,000               417,000

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

         (h)      Concentration of credit risk:

                  (1) The Company places its temporary cash investments with higher credit-quality financial institutions, including banks, which are affiliated with the Company and in governmental obligations. Such investments are generally in excess of the FDIC insurance limit. The Company has not experienced any losses from such investments.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Unaudited with Respect to the Nine Month Periods
                       Ended September 30, 1999 and 1998)


(NOTE 2) - Significant Accounting Policies: (continued)

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

(NOTE 3) - Subordinated Debentures Payable:

The Company's Registered Floating Rate Redeemable Debentures consist of the following:


                                                                    September 30,              December 31,
                                                                        1999                      1998
                                                                    -------------              ------------

      Series 5/13/91, interest at 2% above prime.................. $           0                $5,000,000
      Series 2/20/92, interest at 2% above prime..................             0                 4,500,000
      Series 6/29/92, interest at 2% above prime..................     7,000,000                 7,000,000
      Series 9/13/93, interest at 2% above prime..................     8,000,000                 8,000,000
      Series 1/28/94, interest at 2% above prime..................     4,500,000                 4,500,000
      Series 10/28/94, interest at 2% above prime.................     4,500,000                 4,500,000
      Series 5/12/95, interest at 2% above prime..................     9,000,000                 9,000,000
      Series 10/19/95, interest at 2% above prime.................     9,000,000                 9,000,000
      Series 5/10/96, interest at 2% above prime..................    10,000,000                10,000,000
      Series 10/15/96, interest at 2% above prime.................     5,500,000                 5,500,000
      Series 4/30/97, interest at 9%..............................             0                   500,000
      Series 4/30/97, interest at 1% above prime..................     8,000,000                 8,000,000
      Series 11/10/98, interest at 8%.............................     1,400,000                 1,400,000
      Series 11/10/98, interest at 8 1/2%.........................     1,400,000                 1,400,000
      Series 11/10/98, interest at 9%.............................     2,600,000                 2,000,000
      Series 6/28/99, interest at 8%..............................     2,500,000                         0
      Series 6/28/99, interest at 8 1/2%..........................     2,000,000                         0
      Series 6/28/99, interest at 9%..............................     2,000,000                         0
                                                                   -------------       -------------------
                                                                     $77,400,000               $80,300,000

"Prime" refers to the prime rate of Chase Manhattan Bank.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Unaudited with Respect to the Nine Month Periods
                       Ended September 30, 1999 and 1998)


(NOTE 3) - Subordinated Debentures Payable (continued):

Prime was 8 1/4% on September 30, 1999 and 7 3/4% on December 31, 1998. Series 6/29/92 has maximum interest of 14% and Series 9/13/93, 1/28/94, 10/28/94,
5/12/95,  10/19/95,  5/10/96,  10/15/96  and  4/30/97  due  October 1, 2005 have maximum interest of 12%.

Payment of interest on an aggregate of $22,410,000 of debentures is deferred until maturity and such deferred interest earns interest. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest, except holders of Series 11/10/98 and Series 6/28/99.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1996, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 2000. Series 11/10/98 and Series 6/28/99 debenture holders can require the Company to repurchase up to $100,000 principal amount of debentures plus accrued interest each year after January 1, 2000 and July 1, 2002, respectively.

The debentures are unsecured and subordinated to all present and future senior indebtedness, as defined.

Maturities of debentures are summarized as follows:

              Year Ending December 31,                                    September 30, 1999
              ------------------------                                    ------------------

                  1999.................................................       $         0
                  2000.................................................         7,000,000
                  2001.................................................         9,400,000
                  2002.................................................         7,000,000
                  2003.................................................         5,900,000
                  Thereafter until 2005.................................       48,100,000
                                                                              -----------
                  Total.................................................      $77,400,000
                                                                              ===========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Unaudited with Respect to the Nine Month Periods
                       Ended September 30, 1999 and 1998)

(NOTE 4) - Mortgages Receivable:

Information as to mortgages receivable is summarized as follows:

                                                      September 30, 1999       December 31, 1998
                                                      ------------------       -----------------
         First Mortgages................................    $47,127,000              $67,574,000
         Junior Mortgages.............................        5,680,000                  500,000
                                                            -----------             ------------
                                                             52,807,000               68,074,000

         Less Unearned Discount......................           454,000                  541,000
                                                         --------------           --------------
         Total..........................................    $52,353,000              $67,533,000
                                                            ===========              ===========


Interest rates on mortgages range from 6% to 24%. Certain mortgages have been discounted utilizing rates ranging from 8% to 14%.

During the first nine months of 1999 and 1998, certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

              Year Ending December 31,                                    September 30, 1999
              ------------------------                                    ------------------

                  1999..................................................      $ 9,113,000
                  2000..................................................       14,907,000
                  2001.................................................         8,775,000
                  2002.................................................         2,270,000
                  2003.................................................         1,935,000
                  Thereafter until 2015.................................       15,807,000
                                                                             ------------
                  Total..................................................     $52,807,000
                                                                             ============

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.

(NOTE 5) - Related Party Transactions:

During the first nine months of 1999, the Company  acquired  first  mortgages in
the  aggregate   principal  amount  of  $5,629,000  from  Intervest   Bancshares
Corporation, an affiliate of the Company.

Other income includes fees of $135,000 and $4,000 from affiliates for the nine months ended September 30, 1999 and 1998, respectively.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Unaudited with Respect to the Nine Month Periods
                       Ended September 30, 1999 and 1998)

(NOTE 5) - Related Party Transactions: (continued)

The Company utilized personnel and other facilities of affiliated entities and was charged service fees for general and administrative expenses for placing mortgages, servicing mortgages and distributing debenture interest checks. Such fees amounted to $224,000 for the nine months ended September 30, 1998.
Management believes these service fees are reasonable. Effective January 1, 1999, personnel performing the services became employees of the Company and accordingly, the affliated entities discontinued charging service fees to the Company.

The Company participates with Intervest Bank in one mortgage. The balance of the Company's participation in the mortgage was $272,000 and $237,000 at September 30, 1999 and December 31, 1998, respectively. The stockholders of the Company are officers, directors and stockholders of the parent of Intervest Bank.

(NOTE 6) - Commitments:

     (a) Office lease:

The Company occupies its office space under a lease, which terminates on September 30, 2004. In addition to minimum rents the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $133,000 for both nine months ended September 30, 1999 and 1998.

Future minimum rents under the lease are as follows:
                  Year Ending December 31                                  September 30,1999
                  -----------------------                                  -----------------
                  1999.......................................................    $ 43,726
                  2000.......................................................     179,134
                  2001.......................................................     191,828
                  2002.......................................................     191,828
                  2003.......................................................     191,828
                  Thereafter.................................................     143,871
                  Total........................................................  $942,215

   (b) Employment agreement:

Effective as of July 1, 1995, the Company entered into an employment agreement with its Executive Vice President for a term of ten years at an annual salary in the present amount of $157,810, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. In the event of the executive's death or disability, one-half of this amount will continue to be paid for a term as defined in the agreement.

Effective August 3, 1998, the Company modified the employment agreement to provide for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Unaudited with Respect to the Nine month Periods
                       Ended September 30, 1999 and 1998)


(Note 7) - Income Taxes:

The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

The provision for income taxes consists of the following components:


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                 -----------------
                                                                          1999                     1998
                                                                          ----                     ----
      Current taxes:
           Federal.................................................      $308,000                 $418,000
           State and local.......................................         205,000                  278,000

      Deferred taxes:
           Federal............................................              2,000                    4,000
           State and local..................................                1,000                    3,000
                                                                     ------------              -----------
           Total tax provision..................................         $516,000                 $703,000
                                                                         ========                 ========



Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                                           September 30, 1999            December 31, 1998
                                                           ------------------            -----------------
         Debenture underwriting commissions...................    $         0                     $  3,000
         Deferred fees and interest                                    44,000                       45,000
         Discount on mortgages receivable                             (17,000)                     (18,000)
                                                                      --------                     --------
                                                       Total      $    27,000                     $ 30,000
                                                                  ===========                     ========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Unaudited with Respect to the Nine Month Periods
                       Ended September 30, 1999 and 1998)


(NOTE 7) - Income Taxes: (continued)

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                                                     Nine Months Ended
                                                                                      September 30,
                                                                                     -----------------
                                                                                1999                   1998
                                                                                ----                   ----

      Tax computed based upon the statutory federal tax rate...............  $383,000                $521,000
      State and local income tax, net of federal income tax benefit........   137,000                 186,000
      Non-taxable income ..................................................    (8,000)                 (4,000)
      Other................................................................     4,000
                                                                             ----------              --------
      Total ..............................................................   $516,000                $703,000
                                                                             ==========              ========


 (NOTE 8) - Subsequent Event

On October 18, 1999, Intervest Bancshares Corporation, an affiliate of the Company, agreed to acquire the Company. Shareholders of the Company are officers of Intervest Bancshares Corporation and serve on the boards of both companies.

In the merger, which was approved by both Boards of Directors, the Company will receive an aggregate of 1,250,000 shares of Class A common stock of Intervest Bancshares Corporation in exchange of all common stock of the Company. The merger, which is subject to regulatory approvals, as well as approval by shareholders of Intervest Bancshares Corporation, is expected to be closed before the end of this year.

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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholder's equity at September 30, 1999 was $12,179,000, compared with $11,568,000 at December 31, 1998. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

On August 5, 1999, the Company completed the sale of a $6,500,000 of Floating Rate Redeemable Subordinated Debentures.

On October 18, 1999, Intervest Bancshares Corporation, an affiliate of the Company, agreed to acquire the Company. Shareholders of the Company are officers of Intervest Bancshares Corporation and serve on the boards of both companies.

In the merger, which was approved by both Boards of Directors, the Company will receive an aggregate of 1,250,000 shares of Class A common stock of Intervest Bancshares Corporation in exchange of all common stock of the Company. The merger, which is subject to regulatory approvals, as well as approval by shareholders of Intervest Bancshares Corporation, is expected to be closed before the end of this year.

Results of Operations:

Three Months Ended September 30, 1999 and 1998

For the three months ended September 30, 1999 interest income was $2,586,000 as compared to $2,770,000 for the same period a year ago. The decrease of $184,000 resulted primarily from a decrease in mortgages receivable from $75,823,000 at September 30, 1998 to $52,353,000 at September 30, 1999 and lower interest rates on certain mortgages.

Other income for the 1999 period was $322,000 as compared to $227,000 for the 1998 period. The increase of $95,000 resulted mainly from an increase in mortgage fees, offset in part by a decrease in prepayment premiums.

Interest expense for the 1999 period was $2,044,000 as compared to $2,147,000 for the 1998 period. The decrease of $103,000 resulted mainly from lower interest rates on debentures issued since November 1998.

General and administrative expenses for 1999 period was $280,000 as compared to $206,000 for 1998. The increase of $74,000 resulted mainly from increases in payroll expenses, offset in part by the elimination of management fees.

The provision for income taxes are $195,000 and $259,000 for three months ended September 30, 1999 and 1998, respectively. These provisions represent 46% of pretax income for each period.

Nine Months Ended September 30, 1999 and 1998

For the nine months ended September 30, 1999 interest income was $7,717,000 as compared to $8,383,000 for the same period a year ago. The decrease of $666,000 resulted mainly from a decrease in mortgages receivable, and lower interest rates on certain mortgages.

Other income for the 1999 period was $663,000 as compared to $527,000 for the 1998 period. The increase of $136,000 resulted mainly from an increase in mortgage fees, offset in part by a decrease in prepayment premiums.

Interest expense for the 1999 period was $6,121,000 as compared to $6,416,000 for the 1998 period. The decrease of $295,000 resulted mainly from lower interest rates on debentures issued since November 1998.

General and administrative expenses for the 1999 period was $820,000 as compared to $570,000 for 1998. The increase of $250,000 resulted mainly from increases in payroll and advertising expenses offset in part by the elimination of management fees.

The provision for income taxes are $516,000 and $703,000 for nine months ended September 30, 1999 and 1998, respectively. These provisions represent 46% of pretax income for each period.

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

At September 30, 1999, 66% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Connecticut, Florida, Georgia, Maryland, New Jersey, suburbs of New York City, North Carolina, Pennsylvania and Virginia.

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

Current Loan Status:

At September 30, 1999, the Company had 43 real estate mortgage loans in its portfolio, totaling $52,807,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 24% per annum. Certain mortgages have been discounted utilizing rates between 8% and 14% per annum.

Certain information concerning the Company's mortgage loans outstanding at September 30, 1999 is set forth below:

                                                            Carrying
                                                           Amount of
                                                            Mortgage                                   No. of
                                                              Loans               Prior Liens           Loans
                                                              -----               -----------           -----

      First Mortgage Loans................................  $46,673,000       $              0            38
      Junior Mortgages...................................     5,680,000             35,389,000             5


                                                            -----------            -----------            --
      Total...............................................  $52,353,000            $35,389,000            43
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

The Company also has subordinated debentures for which the Company relies on a third-party vendor to provide registrar and trustee services. Such vendor has informed the Company that it has completed its testing phase of mission-critical systems, and has determined that these systems are year 2000 compliant. In connection with the debentures, the Company utilizes third-party software to generate checks for the payment of interest to the debenture holders. The Year 2000 compliant version of this software has been installed and tested.

Notwithstanding the above, there can be no assurance that all hardware and software that the Company uses will function properly on and after January 1, 2000, or that its vendors will perform according to their representations, or that other third parties may cause adverse effects because of the Year 2000 issue. Therefore, there can be no assurance that the failure of others to address the Year 2000 issue will not have a material adverse effect on the Company's business, financial condition, and results of operations.


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



                                               INTERVEST CORPORATION OF NEW YORK
                                               (Registrant)



Dated: November 9, 1999                   /s/Lowell S. Dansker
                                          --------------------
                                          Lowell S. Dansker, President
                                          (Principal Executive Officer),
                                          Treasurer (Principal Financial Officer
                                          and Principal Accounting Officer)
                                          and Director




Dated: November 9, 1999                   /S/Lawrence G. Bergman
                                          ----------------------
                                          Lawrence G. Bergman,
                                          Vice President, Secretary
                                          and Director