Form 10-K
period 1999-12-31
INTERVEST CORPORATION OF NEW YORK
filed 2000-03-30
CIK 835955

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
___ OF 1934

For the fiscal year ended December 31, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIIES
___  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ...................  to  ........................

                                                          Commission File Number

                                                                     33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
---------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                           13-3415815
--------------------------------                    ----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

10 Rockefeller Plaza, New York, New York                           10020-1903
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code               (212) 218-2800
                                                   ----------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                 ---------------
                                (Title of Class)

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                 ---------------
                                (Title of Class)

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

    Class of Common Stock              Outstanding at February 29, 2000
    ---------------------              --------------------------------

    Common Stock: No Par Value                  31.84 Shares

    Class B Stock: No Par Value                 15.89 Shares

                                TABLE OF CONTENTS

                                     PART I

                                                                           Pages

Item  1   Description of Business                                             3
Item  2   Properties                                                          7
Item  3   Legal Proceedings                                                   7
Item  4   Submission of Matters to a Vote of Security Holders                 7



                                     PART II

Item  5   Market for the Registrant's Shares and Related

             Stockholder Matters                                              8
Item  6   Selected Financial Data                                             9
Item  7   Management's Discussion and Analysis of Financial
             Condition and Results of  Operations                             9

Item  7A  Quantitative and Qualitative Disclosures about Market Risk         13
Item  8   Financial Statements and Supplementary Data                        13
Item  9   Changes in and Disagreements with Accountants on Accounting        31
             and Financial Disclosure

                                    PART III

Item 10   Directors and Executive Officers of the Registrant                 31
Item 11   Executive Compensation                                             32
Item 12   Security Ownership of Certain Beneficial Owners and Management     33
Item 13   Certain Relationships and Related Transactions                     33


                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K    34

SIGNATURES                                                                   36





Supplemental  Information  to be  Furnished  with Reports  Filed  Pursuant   37
 to Section 15(d) of the Act.

                                     PART I

Item  1.   Description of Business

Intervest Corporation of New York (the "Company") was formed in April 1987 by Lowell S. Dansker, Lawrence G. Bergman and Helene D. Bergman for the purpose of engaging in the real estate business, including the acquisition and purchase of real estate mortgage loans.

The principal offices of the Company are located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020-1903, and its telephone number is 212-218-2800. The Company presently has twelve employees. It presently owns mortgages on real estate, and intends to acquire and originate additional mortgages on real estate. The Company may in the future engage in any aspect of the real estate and mortgage finance business.

The Company also has two wholly-owned subsidiaries.

Merger

In late 1999, the Company announced that it had agreed to be acquired by Intervest Bancshares Corporation, a registered bank holding company with two wholly-owned subsidiary banks (the "Merger"). The Company and Intervest
Bancshares Corporation are related in that the same persons serve on their boards and the holders of all of the shares of the Company prior to the merger also owned approximately 48% of the voting shares of Intervest Bancshares Corporation. The merger was approved by the Boards of Directors and the shareholders of both the Company and Intervest Bancshares Corporation, and the Federal Reserve Bank of Atlanta. In the Merger, the shareholders of the Company received an aggregate of 1,250,000 shares of Intervest Bancshares Corporation's Class A Common Stock in exchange for all of the Company's capital stock. The merger became effective in March 2000.

Business Operations

The Company owns a portfolio of mortgages on improved real property. The aggregate outstanding principal balance at December 31, 1999 due on such mortgages is approximately $64,118,000 ($63,586,000 after adjusting for a discount of $532,000). The company has in the past and may in the future own "wraparound mortgages" under which the principal amount of and debt service on one or more senior mortgages is included within the principal amount of and debt service on the wraparound mortgage. The holder of the wraparound mortgage is required to pay the obligations due under such senior mortgages from the payments, which it receives on the wraparound mortgage.

For financial statement reporting purposes, all mortgages contributed or sold to the Company by affiliates have been recorded at the historical cost of the affiliate. The historical cost of the mortgage loans, which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

Five mortgages owned by the Company are senior mortgages on net leased, single tenant, free standing commercial properties, thirty-two are senior mortgages on multifamily residential apartment buildings, five are junior mortgages on multifamily residential apartment buildings, one is a participation in a first mortgage on a commercial property and eight are participations in first mortgages on residential apartment buildings. The mortgage participations are all with the Company's affiliated Banks.

Thirty of the residential properties are located in New York City, four are located in suburbs of New York City, three are located in the State of New Jersey, one is located in the State of Florida, four are located in the state of Connecticut, one is located in the State of North Carolina, one is located in the State of Pennsylvania and one is located in the State of Maryland. One of the Company's mortgages is a blanket mortgage covering several residential properties located in Philadelphia, Pennsylvania. All of the residential properties are rental properties. One of the mortgages is a participation in a first mortgage on a commercial property in Florida.

In originating new mortgages, the Company acts as a lender of money to owners of equity interests in real property. The Company does not presently own any equity interests in real property nor has it acquired such an equity interest in real property since the date it commenced business. However, the Company may purchase equity interests in real property in the future or it may acquire such an equity interest pursuant to a foreclosure upon a mortgage held by it.

The Company's mortgage loans have included: (i) first mortgage loans; (ii) junior mortgage loans; and (iii) wraparound mortgage loans.

The Company's mortgage loans generally are secured by income-producing properties. In determining whether to make mortgage loans, the Company analyzes relevant real property and financial factors which may in certain cases include such factors as the condition and use of the subject property, its income-producing capacity and the quality, experience and creditworthiness of the owner of the property. The Company's mortgage loans are generally not personal obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. The Company may make both long-term and short-term mortgage loans. The Company's mortgage loans generally provide for balloon payments due at the time of their maturity.

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

The Company anticipates that it will acquire or originate senior and junior mortgages, primarily on multifamily residential properties located in the New York metropolitan area. The Company anticipates that the amount of each mortgage it may acquire in the future will not exceed 85% of the fair market value of the property securing such mortgage. Such mortgages generally will not be insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured in any way. The Company requires that all mortgaged properties be covered by property insurance in amounts deemed adequate in the opinion of management. The Company also acquires or originates mortgages, which are liens on other types of properties, including commercial and office properties, and may resell mortgages.

The Company has in the past and may in the future participate in mortgages originated by its affilites.

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

Tax Accounting Treatment of Payments Received on Mortgages

The Company derives substantially all of its cash flow from debt service payments, which it receives on mortgages owned by it. The tax accounting treatment of such debt service payments, as income or return of capital, depends on the particular mortgage. In the case of mortgages, which pay interest only, the entire debt service payment prior to maturity received by the Company is treated as income and the repayment of principal is generally considered a return of capital. In the case of mortgages, which include amortization of principal in the debt service payment received by the Company, the amount representing amortization of principal is generally treated as a return of capital for tax accounting purposes. However, the Company will report $199,000 of additional taxable income upon the collection of $772,000 of principal applicable to five mortgages due to deferrals of taxable income in connection with prior real estate transactions.

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

Item  2.  Properties

None.

Item  3.  Legal Proceedings

None.

Item  4.  Submission of Matters to a Vote of Securityholders

By unanimous written consent, the holders of all of the shares of capital stock of the Company, on November 1, 1999, approved the proposed merger of the Company with and into a subsidiary of Intervest Bancshares Corporation, in a transaction in which the shareholders of the Company would receive an aggregate of 1,250,000 shares of the Class A Common Stock of Intervest Bancshares Corporation for all of the issued and outstanding shares of capital stock of the Company.

                                     PART II

Item  5.  Market for the Registrant's Shares and Related Stockholder Matters

There is no established trading market for the Company's shares of common stock or Class B stock. As of February 29, 2000 and prior to the consummation of the merger in March 2000 , there were five recordholders of the Company's shares of common stock and one recordholder of the Class B stock. As a result of the merger, the Company becomes a wholly owned subsidiary of Intervest Bancshares Corporation. In the two most recent fiscal years, no cash dividends were declared or paid with respect to the Company's common stock or Class B stock.


Item 6.  Selected Financial Data

Income Statement Data

                                                                       Year   Ended   December  31,
                                             ------------------------------------------------------------------------------
                                                 1999              1998             1997            1996             1995
                                              -----------        --------        ----------      ----------      --------
Revenue

   Interest income..............             $9,987,000        $11,058,000     $10,088,000      $ 9,497,000     $ 7,984,000
   Other income                                 863,000            744,000         428,000          372,000         332,000
   Gain on early repayment of
      discounted mortgage receivable            369,000            291,000         215,000          282,000          82,000
                                            -----------        -----------     -----------      -----------     -----------

                                            $11,219,000        $12,093,000     $10,731,000      $10,151,000     $ 8,398,000
                                            -----------        -----------     -----------      -----------     -----------

Expenses

   Interest.........................         $8,150,000         $8,510,000     $ 8,181,000      $ 7,053,000     $ 6,227,000
   General and administrative                 1,112,000            944,000         773,000          948,000         657,000
   Amortization of deferred
      bond offering costs.......                899,000            891,000         958,000          869,000         748,000
   Depreciation expense                           6,000
                                            -----------        -----------     -----------      -----------     -----------
                                            $10,167,000        $10,345,000     $ 9,912,000      $ 8,870,000     $ 7,632,000
                                            -----------        -----------     -----------      -----------     -----------


Income Before Income Taxes                    1,052,000         $1,748,000     $   819,000       $1,281,000     $   766,000
Provision for Income Taxes                      480,000            801,000         373,000          584,000         324,000
                                            -----------        -----------     -----------      -----------     -----------
Net Income......................            $   572,000        $   947,000     $   446,000      $   697,000     $   442,000
                                            ===========        ===========     ===========      ===========     ===========

Ratio of Earnings to Fixed
   Charges (1)...................              1.1                1.2              1.1               1.2              1.1

(1) The actual ratio of earnings to fixed charges has been computed by dividing earnings (before state and federal taxes and fixed charges) by fixed charges. Fixed charges consist of interest incurred during the period and amortization of deferred debenture offering costs.


Balance Sheet Data

                                                                               December 31
                                            ---------------------------------------------------------------------------------
                                                 1999              1998             1997             1996             1995
                                              ---------         ---------       ----------       -----------       ----------

Mortgages receivable..........              $63,586,000        $67,533,000     $74,316,000       $69,699,000      $55,146,000
Total assets......................           99,037,000         99,887,000      95,571,000        92,223,000       77,579,000
Long term obligations.........               84,600,000         85,791,000      82,966,000        79,006,000       66,850,000
Stockholders' equity...........              12,140,000         11,568,000      10,521,000        10,075,000        9,378,000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. Total stockholders' equity at December 31, 1999 was $12,140,000. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Year Ended December 31, 1999 and 1998

Interest income for 1999 was $9,987,000 as compared to $11,058,000 for 1998. The decrease of $1,071,000 resulted mainly from a decrease in mortgages receivable from $67,533,000 at December 31, 1998 to $63,586,000 at December 31, 1999.

Interest expense for the 1999 period was $8,150,000 as compared to $8,510,000 for the 1998 period. The decrease of $360,000 resulted mainly from a decrease in long term obligations, and lower interest rates on debentures issued since November 1998.

Other income for 1999 was $863,000 as compared to $744,000 for 1998. The increase of $119,000 resulted from an increase in mortgage underwriting fees from an affiliate bank, offset in part by a decrease in prepayment premium.

General and administrative expenses for 1999 were $1,112,000 as compared to $944,000 for 1998. The increase of $168,000 resulted mainly from increases in payroll expenses, offset in part by the elimination of management fees previously paid to an affiliate.

The provision for income taxes are $480,000 and $801,000 for 1999 and 1998, respectively. These provisions represent 46% of pretax income for each period.

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

At December 31, 1999, 69% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Connecticut, Florida, Georgia, Maryland, New Jersey, upstate New York, North Carolina, Pennsylvania and Virginia.

Certain of the Company's real estate mortgage loans bear interest at a fixed rate. The balance of such loans bear interest at fluctuating rates. As of December 31, 1999, approximately 37% of the Company's mortgage portfolio was comprised of fixed rate mortgages. On the majority of these mortgages, such rate becomes floating based on bank prime rates, generally by December 31, 2000. Interest on the loans is usually payable monthly.

At December 31, 1999, the Company's portfolio consisted of 51 real estate mortgage loans totaling $64,118,000 in the aggregate face principal amount ($63,586,000 in carrying amount for financial reporting purposes, the difference representing unearned discounts). Of the principal amount of real estate loans outstanding at December 31, 1999, 91% represent first mortgage loans and 9% represent junior mortgage loans.

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

Current Loan Status:

At December 31, 1999, the Company had 51 real estate loans in its portfolio, totaling $64,118,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 24% per annum. Certain mortgages have been discounted utilizing rates between 8 1/2% and 17% per annum.

Certain information concerning the Company's mortgage loans outstanding at December 31, 1999 is set forth below:

                                           Carrying
                                          Amount of                       No. of
                                           Mortgage       Prior Liens      Loans
                                          -----------    ------------     ------

   First Mortgage Loans..................$ 58,007,000    $          0       46
   Junior Mortgages......................   5,579,000      35,253,000        5
                                          -----------     -----------      ---
                                          $63,586,000    $ 35,253,000       51
                                          ===========     ===========      ===

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

Year 2000 Readiness Disclosure:

The Year 2000 issue is the result of computer programs that were written using two digits rather than four digits to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations. Prior to January 1, 2000, the Company had completed all upgrades necessary to ensure that its operating and financial systems were Year 2000 compliant. The Company also relies upon certain outside vendors to provide registrar, trustee and other services related to its debentures. The Company was informed, prior to January 1, 2000, by those vendors that their systems were Year 2000 compliant and, to date, the Company has not experienced any problems as a result of the Year 2000 issue. Expenses incurred by the Company related to the Year 2000 issue have not been material.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item  8.  Financial Statements and Supplementary Data                    Pages

Report of Independent Auditors ..........................................   15

Consolidated Balance Sheets as of December 31, 1999 and 1998.............   16

Consolidated Statements of Operations

      for the Years Ended December 31, 1999, 1998 and 1997...............   17

Consolidated Statements of changes in stockholders' equity
      for the years ended December 31, 1999, 1998 and 1997...............   18

Item  8.  Financial Statements and Supplementary Data (contd.)
          -------------------------------------------


Consolidated Statements of Cash Flows for the Years Ended December 31,
    1999, 1998 and 1997...............................................      19

Notes to Financial Statements..........................................     20

Schedule IV -- Mortgage Loans on Real Estate -- December 31, 1999......     27



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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Intervest Corporation of New York
New York, New York

We have audited the accompanying consolidated balance sheets of Intervest Corporation of New York and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index as item 14(a) These financial statements and the related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the related schedule based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Intervest Corporation of New York and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Richard A. Eisner & Company, LLP

New York, New York
January 28, 2000


With respect to Note I
March 10, 2000




INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES


Consolidated Balance Sheets

                                                                                                         December 31,
                                                                                               --------------------------------

                                                                                                    1999              1998
                                                                                               ---------------  ---------------
ASSETS

Cash and cash equivalents                                                                      $    30,728,000  $    27,426,000
Mortgages receivable, including due from affiliates of $500,000 in 1998
   (Notes B, D and F)                                                                               63,586,000       67,533,000
Deferred debenture offering costs, net of accumulated amortization of
   $3,353,000 in 1999 and $3,482,000 in 1998 (Note B)                                                3,243,000        3,646,000
Fixed assets, net of accumulated depreciation of $6,000 in 1999 (Note F)                                96,000
Interest receivable                                                                                    998,000        1,187,000
Income taxes receivable                                                                                320,000            9,000
Other assets                                                                                            66,000           86,000
                                                                                               ---------------  ---------------

                                                                                               $    99,037,000  $    99,887,000
                                                                                               ===============  ===============

LIABILITIES

Accounts payable and accrued expenses                                                          $       107,000  $       169,000
Mortgage escrow deposits                                                                             1,854,000        2,035,000
Subordinated debentures payable (Note C)                                                            77,400,000       80,300,000
Debenture interest payable at maturity (Note C)                                                      7,200,000        5,491,000
Deferred mortgage interest and fees                                                                    336,000          324,000
                                                                                               ---------------  ---------------

                                                                                                    86,897,000       88,319,000
                                                                                               ---------------  ---------------
Commitments and other matters (Notes G and I)

STOCKHOLDERS' EQUITY

Common stock, no par value; authorized 200 shares; issued
   and outstanding 32 shares                                                                         2,000,000        2,000,000
Class B common stock, no par value; authorized 100 shares;
   issued and outstanding 16 shares (Note E)                                                           100,000          100,000
Additional paid-in capital                                                                           3,509,000        3,509,000
Retained earnings                                                                                    6,531,000        5,959,000
                                                                                               ---------------  ---------------

                                                                                                    12,140,000       11,568,000
                                                                                               ---------------  ---------------
                                                                                               $    99,037,000  $    99,887,000
                                                                                               ===============  ===============

See notes to financial statements


INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                                        Year Ended December 31,
                                                                          --------------------------------------------------
                                                                                1999               1998             1997
                                                                          ---------------   ---------------  ---------------
Revenue:
   Interest income:
      Affiliates                                                          $        29,000   $       673,000  $       693,000
      Others                                                                    9,958,000        10,385,000        9,395,000
                                                                          ---------------   ---------------  ---------------

                                                                                9,987,000        11,058,000       10,088,000

   Other income (Notes D and F)                                                   863,000           744,000          428,000
   Gain on early repayment of discounted mortgages
      receivable (Note D)                                                         369,000           291,000          215,000
                                                                          ---------------   ---------------  ---------------

                                                                               11,219,000        12,093,000       10,731,000
                                                                          ---------------   ---------------  ---------------

Expenses:

   Interest                                                                     8,150,000         8,510,000        8,181,000
   General and administrative (Note F)                                          1,112,000           944,000          773,000
   Amortization of deferred debenture offering costs
       (Note B)                                                                   899,000           891,000          958,000
   Depreciation expense                                                             6,000
                                                                          ---------------   ---------------  ---------------

                                                                               10,167,000        10,345,000        9,912,000
                                                                          ---------------   ---------------  ---------------

Income before income taxes                                                      1,052,000         1,748,000          819,000
Provision for income taxes (Note H)                                               480,000           801,000          373,000
                                                                          ---------------   ---------------  ---------------

Net income                                                                $       572,000   $       947,000  $       446,000
                                                                          ===============   ===============  ================

See notes to financial statements



INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

                                                                                Class B         Additional
                                                         Common Stock          Common Stock       Paid-in     Retained
                                                    Shares     Amount      Shares       Amount    Capital     Earnings      Total
                                                  ---------------------------------------------------------------------------------

Balance - January 1, 1997                               32  $2,000,000                         $ 3,509,000  $ 4,566,000   10,075,000
Net income for the year ended December 31, 1997                                                                 446,000      446,000
                                                  --------  ------------                       -----------  -----------  -----------

Balance - December 31, 1997                             32   2,000,000                           3,509,000    5,012,000   10,521,000
Issuance of shares                                                           16   $   100,000                                100,000
Net income for the year ended December 31, 1998                                                                 947,000      947,000
                                                  --------  ----------- --------   ----------- -----------  -----------  -----------

Balance - December 31, 1998                             32   2,000,000       16       100,000    3,509,000    5,959,000   11,568,000
Net income for the year ended December 31, 1999                                                                 572,000      572,000
                                                  --------  ----------- --------   ----------- -----------  -----------  -----------

Balance - December 31, 1999                             32  $2,000,000       16   $   100,000  $ 3,509,000  $ 6,531,000   12,140,000
                                                  ========  ==========  ========   =========== ===========  ===========  ===========

See notes to financial statements


INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                              Year Ended December 31,
                                                                        ------------------------------------------------------
                                                                               1999                1998              1997
                                                                        -----------------     --------------   ---------------
Cash flows from operating activities:

   Net income                                                           $        572,000   $        947,000  $        446,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of discount on mortgages receivable                        (304,000)          (569,000)         (435,000)
        Amortization of deferred debenture offering costs                        899,000            891,000           958,000
        Depreciation expense                                                       6,000
        Gain on early repayment of discounted mortgages                         (369,000)          (291,000)         (215,000)
        Changes in:
           Interest receivable                                                   189,000            (18,000)          (88,000)
           Income taxes receivable                                              (311,000)           130,000          (139,000)
           Other assets                                                           20,000             (5,000)          (24,000)
           Accounts payable and accrued expenses                                 (62,000)            55,000          (292,000)
           Mortgage escrow deposits                                             (181,000)           418,000          (739,000)
           Debenture interest payable at maturity                              1,709,000            525,000         1,460,000
           Deferred mortgage interest and fees                                    12,000            (29,000)          (27,000)
                                                                        ----------------   ----------------  ----------------

              Net cash provided by operating activities                        2,180,000          2,054,000           905,000
                                                                        ----------------   ----------------  ----------------

Cash flows from investing activities:

   Purchase of fixed assets                                                     (102,000)
   Collection of mortgages receivable                                         41,740,000         49,137,000        25,464,000
   Mortgages receivable acquired - affiliates                                                    (2,000,000)
   Mortgages receivable acquired - others                                    (37,120,000)       (39,494,000)      (29,431,000)
                                                                        ----------------   ----------------  ----------------

              Net cash provided by (used in) investing activities              4,518,000          7,643,000        (3,967,000)
                                                                        ----------------   ----------------  ----------------


Cash flows from financing activities:

   Proceeds from issuance of Class B common stock                                                   100,000
   Proceeds from subordinated debenture offerings                              7,100,000          4,800,000         8,500,000
   Payment of debenture offering costs                                          (496,000)          (267,000)         (753,000)
   Redemption of subordinated debentures                                     (10,000,000)        (2,500,000)       (6,000,000)
                                                                        ----------------   ----------------  ----------------

              Net cash (used in) provided by financing activities             (3,396,000)         2,133,000         1,747,000
                                                                        ----------------   ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                           3,302,000         11,830,000        (1,315,000)
Cash and cash equivalents at beginning of year                                27,426,000         15,596,000        16,911,000
                                                                        ----------------   ----------------  ----------------

Cash and cash equivalents at end of year                                $     30,728,000   $     27,426,000  $     15,596,000
                                                                        ================   ================  ================

See notes to financial statements

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998



NOTE A - THE COMPANY

Intervest Corporation of New York (the "Company") was formed by Lowell S. Dansker, Lawrence G. Bergman and Helene D. Bergman for the purpose of engaging in the real estate business, including the origination and purchase of real estate mortgage loans. See Note I with respect to contemplated merger.

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

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]    Statement of cash flows:

       For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

                          Year Ended                            Income
                         December 31,          Interest         Taxes
                         ------------       -------------    -----------
                           1999             $   6,442,000    $   780,000
                           1998                 7,985,000        657,000
                           1997                 6,721,000        827,000


[6]    Estimated fair value of financial instruments:

       The Company considers the carrying amounts presented for mortgages receivable and subordinated debentures payable on the consolidated balance sheets to be reasonable approximations of fair value. The Company's variable or floating interest rates on large portions of its receivables and payables approximate those which would prevail in current market transactions. The fixed interest rates on the Company's mortgages receivable and debentures payable also approximate current market rates. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market transaction.

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

[8]    Concentration of credit risk:

       [a] The Company places its temporary cash investments with higher credit-quality financial institutions, including banks which are affiliated with the Company and in governmental obligations. Such investments are generally in excess of the FDIC insurance limit. The Company has not experienced any losses from such investments.

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

INTERVEST CORORATION OF NEW YORK AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998

NOTE C - SUBORDINATED DEBENTURES PAYABLE

The Company's Registered Floating and Fixed Rate Redeemable Debentures consist of the following:

                                                                                                December 31,
                                                                                     -----------------------------------
                                                                                             1999              1998
                                                                                     -----------------   ---------------

         Series 5/13/91, interest at 2% above prime                                                    $      5,000,000
         Series 2/20/92, interest at 2% above prime                                                           4,500,000
         Series 6/29/92, interest at 2% above prime, due April 1, 2000               $      7,000,000         7,000,000
         Series 9/13/93, interest at 2% above prime, due October 1, 2001                    8,000,000         8,000,000
         Series 1/28/94, interest at 2% above prime, due April 1, 2002                      4,500,000         4,500,000
         Series 10/28/94, interest at 2% above prime, due April 1, 2003                     4,500,000         4,500,000
         Series 5/12/95, interest at 2% above prime, due April 1, 2004                      9,000,000         9,000,000
         Series 10/19/95, interest at 2% above prime, due
            October 1, 2004                                                                 9,000,000         9,000,000
         Series 5/10/96, interest at 2% above prime, due April 1, 2005                     10,000,000        10,000,000
         Series 10/15/96, interest at 2% above prime, due
            October 1, 2005                                                                 5,500,000         5,500,000
         Series 4/30/97, interest at 9%                                                                         500,000
         Series 4/30/97, interest at 1% above prime, due October 1, 2005                    8,000,000         8,000,000
         Series 11/10/98, interest at 8%, due January 1, 2001                               1,400,000         1,400,000
         Series 11/10/98, interest at 8 1/2%, due January 1, 2003                           1,400,000         1,400,000
         Series 11/10/98, interest at 9%, due January 1, 2005                               2,600,000         2,000,000
         Series 6/28/99, interest at 8%, due July 1, 2002                                   2,500,000
         Series 6/28/99, interest at 8 1/2%, due July 1, 2004                               2,000,000
         Series 6/28/99, interest at 9%, due July 1, 2006                                   2,000,000
                                                                                     ----------------  ----------------

                                                                                     $     77,400,000  $     80,300,000
                                                                                     ================  ================

"Prime" refers to the prime rate of Chase Manhattan Bank.

Prime was 8 1/2% on December 31, 1999. Series 6/29/92 has maximum interest of 14% and Series 9/13/93, 1/28/94, 10/28/94, 5/12/95, 10/19/95, 5/10/96, 10/15/96
and 4/30/97 due October 1, 2005 have maximum interest of 12%.

Payment of interest on an aggregate of $22,320,000 of debentures is deferred until maturity and earns interest. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest, except holders of the various Series 11/10/98 and Series 6/28/99.

The debentures may be redeemed, in whole or in part, at any time at the option of the Company. For debentures issued after 1997, redemption would generally be at a premium of 1% or 2% if the redemption is prior to 2001. Series 11/10/98 and Series 6/28/99 debenture holders can require the Company to repurchase up to $100,000 principal amount of debentures plus accrued interest each year after January 1, 2000 and July 1, 2002, respectively.

The debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998


NOTE C - SUBORDINATED DEBENTURES PAYABLE (CONTINUED)

Maturities of debentures are summarized as follows:

                 Year Ending
                December 31,                     Principal
         ------------------------           ----------------

         2000                                     $7,000,000
         2001                                      9,400,000
         2002                                      7,000,000
         2003                                      5,900,000
         2004                                     20,000,000
         Thereafter until 2006                    28,100,000
                                            ----------------

                                                 $77,400,000
                                            ================

NOTE D - MORTGAGES RECEIVABLE

Information as to mortgages receivable is summarized as follows:

                                                   December 31,
                                      ----------------------------------
                                             1999               1998
                                      ----------------   ---------------

         First mortgages              $     58,480,000   $    67,574,000
         Junior mortgages                    5,638,000           500,000
                                      ----------------   ---------------
                                            64,118,000        68,074,000
         Less unearned discount                532,000           541,000
                                      ----------------   ---------------

                                      $     63,586,000   $    67,533,000
                                      ================   ===============


Interest rates on mortgages range from 6% to 24%. Certain mortgages have been discounted utilizing rates ranging from 11% to 17%.

Certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Other income includes pre-payment premiums of $295,000, $515,000 and $271,000 in 1999, 1998 and 1997 respectively.

Maturities of mortgages receivable are summarized as follows:

                  Year Ending
                  December 31,
           --------------------------

           2000                                    $25,828,000
           2001                                      9,509,000
           2002                                      8,941,000
           2003                                      2,469,000
           2004                                      6,376,000
           Thereafter until 2013                    10,995,000
                                             -----------------

                                                   $64,118,000
                                             =================

INTERVREST CORPORATION OF NEW YORK AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998


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

NOTE F - RELATED PARTY TRANSACTIONS

Intervest Securities Corporation, an affiliate of the Company, acted as the placement agent in the Company's 1998 private placement of subordinated debentures and received commissions and fees aggregating $35,700 in 1999 and $258,300 in 1998, in connection therewith.

On December 1, 1999, the Company entered into a Service Agreement with Intervest National Bank, a wholly owned subsidiary of Intervest Bancshares Corporation, whose officers, directors and stockholders are stockholders of the Company. The Company received $223,000 in 1999 in connection with this agreement which was included in other income. In addition, $23,000 in 1999 and $6,000 in both 1998 and 1997, from affiliates were included in other income.

Prior to January 1, 1999 the Company utilized personnel and other facilities of affiliated entities and was charged service fees for general and administrative expenses for placing mortgages, servicing mortgages and distributing debenture interest checks. Such fees amounted to $295,000 and $264,000 in 1998 and 1997, respectively. Management believes these service fees were reasonable.

The Company participates with Intervest Bank and Intervest National Bank in mortgages. The balances of the Company's participation in these mortgages were $692,000 and $7,055,000, respectively, as of December 31, 1999. These two banks are wholly owned subsidiaries of Intervest Bancshares Corporation.

During 1999, the Company acquired furniture, fixtures and equipment in the amount of $40,000 from an affiliate of the Company.

NOTE G - COMMITMENTS AND OTHER MATTERS

[1]      Office lease:

       The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rents the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $177,000 for both 1999 and 1998 and $176,000 for 1997

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998

NOTE G - COMMITMENTS AND OTHER MATTERS (CONTINUED)

[1]    Office lease:  (continued)

       Future minimum rents under the lease are as follows:

                      Year Ending
                      December 31,
                     ------------------
                     2000                           $   179,134
                     2001                               191,828
                     2002                               191,828
                     2003                               191,828
                     2004                               143,871
                                                    -----------
                                                    $   898,489
                                                    ===========

       The Company shares this space with affiliates who were charged rent of $71,000 and $64,000 in 1998 and 1997, respectively.

[2]    Employment agreement:

       Effective as of July 1, 1995, the Company entered into an employment agreement with its Executive Vice-President, who is related to the stockholders, for a term of ten years at an annual salary in the present amount of $157,810, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. In the event of the executive's death or disability, one-half of this amount will continue to be paid for a term as defined in the agreement.

       Effective August 3, 1998, the Company modified the employment agreement to provide for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000.

NOTE H - INCOME TAXES

The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

The provision for income taxes consists of the following components:

                                          Year Ended December 31,
                                ------------------------------------------
                                     1999          1998            1997
                                ------------  ------------   -------------
       Current taxes:
         Federal                $    284,000  $    475,000   $    242,000
         State and local             190,000       316,000        164,000

       Deferred taxes:
         Federal                       4,000         6,000        (20,000)
         State and local               2,000         4,000        (13,000)
                                ------------  ------------   ------------

                                $    480,000  $    801,000   $    373,000
                                ============  ============   ============

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIAIRIES

Notes to Financial Statements
December 31, 1999 and 1998

NOTE H - INCOME TAXES (CONTINUED)


Temporary differences exist between financial accounting and tax reporting which result in a net deferred tax asset, included in other assets as follows:

                                                       December 31,
                                         ---------------------------------------
                                             1999          1998          1997
                                         -----------   -----------   -----------
  Debenture underwriting commissions                   $     3,000   $    9,000
  Deferred fees and interest             $    41,000        45,000       49,500
  Discount on mortgages receivable           (17,000)      (18,000)     (18,500)
                                         -----------   -----------   -----------

                                         $    24,000   $    30,000   $   40,000
                                           ===========   =========== ===========


The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                         Year Ended December 31,
                                               -------------------------------------------
                                                    1999           1998            1997
                                               ------------   ------------   -------------
  Tax computed based upon the statutory
    federal tax rate                           $    358,000   $    594,000   $    278,000
  State and local income tax, net of federal
    income tax benefit                              128,000        213,000        101,000
  Nontaxable income                                 (10,000)       (10,000)       (10,000)
  Other                                               4,000          4,000          4,000
                                               ------------   ------------   ------------

                                               $    480,000   $    801,000   $    373,000
                                               ============   ============   ============



NOTE I - MERGER WITH INTERVEST BANCSHARES CORPORATION

On October 18, 1999, Intervest Bancshares Corporation, an affiliate of the Company, agreed to acquire the Company. Shareholders of the Company are officers of Intervest Bancshares Corporation and serve on the boards of directors of both companies. The merger was approved by both boards of directors, the shareholders of both companies and the Federal Reserve Bank of Atlanta. In the merger, the shareholders of the Company received an aggregate of 1,250,000 shares of Class A common stock of Intervest Bancshares Corporation in exchange of all of the common stock of the Company. The merger became effective in March 2000.



                        INTERVEST CORPORATION OF NEW YORK
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1999

                           Effective  Actual    Final                             Face      Carrying
                           Interest  Interest  Maturity  Period Payment    Prior Amount of Amount of        Prepayment Penalty/
 Description                 Rate     Rate      Date     Terms             Liens Mortgages Mortgages           Other Fees
--------------------        -----    --------- --------- ----------------- ----- --------  ---------       ------------------------
Commercial First Mortgages:
  Office Buildings:
   New City, New York        12.25%    6.20%   12/08/10   principal and          $181,000     $133,000       (F)
                                                          interest annually
  Restaurants:
   Manassas, Virginia        12.375    6.50    12/01/05   principal and           123,000      101,000       0.5%
                                                          interest annually

   Irondequoit, New York     12.50     7.20    12/01/12   principal and           236,000      180,000       1%
                                                          interest annually

   Decatur and Jonesboro,    13.00     8.50    04/01/13   ( C )                   444,000      355,000       (F)
    Georgia
  Participation:
   Brooksville, Florida       8.50     8.50    10/18/00   ( C )                   246,000      246,000       (F)

Residential First Mortgages:
  Rental Apartment Buildings:
   New York, New York         8.50     8.50(B) 06/01/01   ( C )                 1,317,000    1,317,000       not prepayable until
                                                                                                             6/02/2000, then 1% fee.
   Bronx, New York           11.00    11.00    07/01/06   ( C )                   638,000      638,000       not prepayable until
                                                                                                             1/1/2000.
   Bronx, New York           11.00    11.00    11/01/12   ( C )                 2,058,000    2,058,000       not prepayable until
                                                                                                             2/2003.
   Bronx, New York           12.75    12.75    08/01/12   ( C )                   887,000      887,000       not prepayable until
                                                                                                             balance under $200,000
   Yonkers, New York         11.50    11.50(B) 07/08/00   ( C )                 1,951,000    1,951,000       not prepayable until
                                                                                                             4/8/2000, then 0.5% fee
   New York, New York         9.48     9.13    02/01/04   ( C )                 3,300,000    3,262,000       based from $34K to
                                                                                                             $170K based on the date
                                                                                                             of payment
   New York, New York        16.16    13.78(B) 02/11/00   ( C )                 1,563,000    1,561,000       0.5% fee
   Charlotte, North Carolina 11.26    10.63(B) 02/01/01   ( C )                 2,173,000    2,157,000       not prepayable until
                                                                                                             8/3/2000, then 1% fee.
   Bronx, New York           13.75    13.75    01/01/10   ( C )                 1,358,000(G) 1,358,000       not prepayable until
                                                                                                             2/1/2005.
   Bronx, New York           12.75    12.75    01/01/11   ( C )                 1,072,000    1,072,000       (E)
   Bronx, New York           12.00    12.00    08/01/10   ( C )                   907,000      907,000       not prepayable until
                                                                                                             balance under $200,000
   New York, New York        11.50    11.50(B) 07/07/00   ( C )                 2,839,000    2,839,000       not prepayable until
                                                                                                             1/7/2000, then 1% fee.
   Bronx, New York           12.00    12.00(A) 09/30/00   ( C )                   597,000      597,000       (F)
   New York, New York        10.00    10.00(B) 05/29/03   ( C )                   642,000      642,000       3% fee
   Bronx, New York           13.25    13.25    06/01/13   ( C )                   582,000(H)   582,000       (E)
   Bronx, New York           12.50    12.50    01/01/10   ( C )                   992,000(I)   992,000       Not prepayable until
                                                                                                             10/1/2000


                        INTERVEST CORPORATION OF NEW YORK
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1999

                            Effective  Actual    Final                             Face        Carrying
                             Interest Interest  Maturity  Period Payment     Prior Amount of   Amount of    Prepayment Penalty/
 Description                   Rate    Rate      Date     Terms              Liens Mortgages   Mortgages    Other Fees
--------------------          -----  --------- --------- -----------------  ----- --------     ---------    ------------------------

Residential First Mortgages:
  Rental Apartment Buildings
  (continued):
  Philadelphia, Pennsylvania   24.00  24.00    open          ( C )                 2,782,000    2,782,000    1% fee
  Bronx, New York              12.75  12.75    11/01/11      ( C )                 1,752,000    1,752,000    not prepayable until
                                                                                                             1/1/2003
  New York, New York           11.00  10.00    03/15/10      ( C )                   940,000      934,000    ( F )
  Woodside, New York            8.38   8.12    03/29/04      ( C )                 1,036,000    1,023,000    1% to 5% based on the
                                                                                                             date of Payment

  Bronx, New York              13.50  13.50    11/01/13      ( C )                 3,481,000(J) 3,481,000    ( E )
  Irvington, New Jersey        11.72  10.65(B) 05/12/00      ( C )                 1,481,000    1,472,000    not prepayable until
                                                                                                             2/12/2000, then 1% fee.
  Trumbull, Connecticut        11.50  11.50(B) 09/01/00      ( C )                 1,361,000    1,361,000    not prepayable until
                                                                                                             4/01/2000, then 0.5%
                                                                                                             fee.
  Opa Locka, Florida           11.67  10.66(B) 10/31/00      ( C )                 2,884,000    2,857,000    not prepayable until
                                                                                                             4/29/2000, then 1% fee.
  Temple Hills, Maryland       11.50  11.50(B) 02/09/00      ( C )                   576,000      576,000    1% fee
  New York, New York            8.89   8.50    10/01/02      ( C )                 6,484,000    6,410,000    1% to 3% based on the
                                                                                                             date of payment.
  Ellenville, New York         11.50  11.50(B) 04/10/00      ( C )                   679,000      679,000    0.25%

  New York, New York            7.875  7.875   03/30/02      ( C )                   956,000      956,000    1% fee
  Newark, New Jersey           10.00  10.00(B) 12/30/99( D)  ( C )                   947,000      947,000    1% fee
  Bridgeport, Connecticut      10.72  10.14(B) 12/01/00      ( C )                   823,000      815,000    not prepayable until
                                                                                                             6/3/2000, then 1% fee.
  Hartford, Connecticut        12.50  12.50(B) 09/14/00      ( C )                   246,000      246,000    one month's interest
  Jersey City, New Jersey      12.50  12.50(B) 10/06/00      ( C )                   428,000      428,000    one month's interest

  Participation:
  New York, New York            7.85   7.75    12/01/00      ( C )                   180,000      175,000    ( F )
  New York, New York            7.67   7.50    10/01/02      ( C )                 1,237,000    1,227,000    ( F )
  Bronx, New York               7.225  7.125   10/01/00      ( C )                   448,000      441,000    ( F )
  New York, New York           10.00   9.50(B) 11/01/00      ( C )                   747,000      741,000    ( F )
  New York, New York            7.60   7.50    11/01/04      ( C )                 1,950,000    1,938,000    ( F )
  Hartford, Connecticut         9.25   8.75    12/01/00      ( C )                 1,750,000    1,741,000    ( F )
  New York, New York            9.32   8.50    12/01/00      ( C )                   650,000      644,000    ( F )
  Huntington, New York          9.285  9.125   12/01/03      ( C )                   550,000      546,000    ( F )


                        INTERVEST CORPORATION OF NEW YORK
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1999

                            Effective  Actual    Final                               Face        Carrying
                             Interest Interest  Maturity  Period Payment    Prior    Amount of   Amount of    Prepayment Penalty/
Description                   Rate      Rate      Date     Terms            Liens    Mortgages   Mortgages    Other Fees
--------------------          -----  --------- --------- -----------------  -----    --------    ---------    ----------------------

Residential Second Mortgages:
  Rental Apartment Buildings:
   New York, New York         11.36   10.66(B)  03/12/01  ( C )          18,900,000   1,856,000    1,840,000    1% fee
   New York, New York          8.67    8.11     05/27/01  ( C )           3,961,000   1,982,000    1,966,000    not prepayable until
                                                                                                                11/28/2000, then 1%
                                                                                                                fee.

   Flushing, New York         14.21   11.68(B)  06/03/01  ( C )          10,049,000     691,000      668,000    not prepayable until
                                                                                                                12/3/2000, then 1%
                                                                                                                fee.
   New York, New York         10.98   10.13(B)  12/01/00  ( C )             392,000   1,074,000    1,064,000    not prepayable until
                                                                                                                8/3/2000, then 1%
                                                                                                                fee.
   Yonkers, New York          14.25   14.25(B)  07/08/00  ( C )           1,951,000      41,000       41,000    1% fee
                                                                         ----------  ----------   ----------
                                                                        $35,253,000 $64,118,000  $63,586,000
                                                                        ===========  ==========   ==========



(A)  Interest payments are fixed.  Interest rate shown is approximate.
(B)  Interest at fluctuating rate based on bank prime rate.
(C)  Principal and interest monthly.
(D)  Subsequently this mortgage was modified and extended to 4/28/2000.
(E)  No prepayment permitted.
(F)  None.
(G)  $1,250,000 of participation of mortgage was sold in 1998.
(H)  $1,250,000 of participation of mortgage was sold in 1998.
(I)  $500,000 of participation of mortgage was sold in 1998.
(J)  $1,000,000 of participation of mortgage was sold in 1998.
(K)  The carrying amount of mortgages approximates cost for income tax purposes.

                        INTERVEST CORPORATION OF NEW YORK
             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (continued)


  The following summary reconciles mortgages receivable at their carrying values:

                                                                  Year Ended December 31
                                                   ------------------------------------------------
                                                         1999              1998             1997
                                                   -------------      -------------      ----------

      Balance at beginning of period:                $67,533,000       $74,316,000      $69,699,000

       Additions during period:
         Mortgages acquired                           37,120,000        41,494,000       29,431,000
                                                    ------------      ------------       ----------
                                                     104,653,000       115,810,000       99,130,000
       Deductions during period:
         Collections of principal, net of
          amortization of discounts                   41,067,000        48,277,000       24,814,000
                                                    ------------      ------------     ------------
     BALANCE AT CLOSE OF PERIOD                      $63,586,000       $67,533,000      $74,316,000
                                                     ===========       ===========      ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        -------------------------------------------------------------------

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The current directors and executive officers of the Company are as follows:

Lawrence G. Bergman, age 55, serves as a Director, and as Vice President and Secretary of the Company and has served in such capacities since the Company was organized. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman is also a Director, Vice-President and Secretary of Intervest Bancshares Corporation, an affiliated banking holding company, Director and a member of the Loan Committee of Intervest National Bank and Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank, a Florida state-chartered bank, both of which banks are wholly owned subsidiaries of Intervest Bancshares Corporation. During the past five years, Mr. Bergman has been actively involved in the ownership and operation of real estate and mortgages through certain family-owned entities.

Michael A. Callen, age 59, serves as a Director of the Company, and has served in such capacity since October, 1992. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Mr. Callen is President of Avalon Argus Associates, a financial consulting firm. Previously, Mr. Callen had been Senior Advisor, The National Commercial Bank, Jeddah,
Kingdom of Saudi Arabia and was a Director and Sector Executive at Citicorp/Citibank , responsible for corporate banking activities in North America, Europe and Japan. Mr. Callen is a Director of Intervest Bancshares Corporation and Intervest National Bank, and also serves as a Director of AMBAC, Inc.

Jean Dansker, age 78, serves as Vice President of the Company and has served in such capacity since June, 1996. Mrs. Dansker received a Bachelor of Arts degree from Brooklyn College in Economics. Mrs. Dansker has been an active investor in real estate and mortgages for more than five years.

Jerome Dansker, age 81, serves as a Director and as Executive Vice President of the Company, and has served in such capacity since November, 1993. Mr. Dansker became Chairman of the Board of Directors in June, 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker is a Director, Chairman of the Board and Executive Vice President of Intervest Bancshares Corporation. He is also Chairman of the Board of Directors and Chairman of the Loan Committee of Intervest National Bank and Director and Chairman of the Loan Committee of Intervest Bank. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgages through certain family-owned entities.

Lowell S. Dansker, age 49, serves as a Director, and as President and Treasurer of the Company, and has served in such capacities since the Company was organized. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also a Director, President and Treasurer of Intervest Bancshares Corporation, Chief Executive Officer, Director and a member of the Loan Committee of Intervest National Bank and Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank. During the past five years, Mr. Dansker has been actively involved in the ownership and operation of real estate and mortgages through certain family-owned entities.

Milton F. Gidge, age 70, serves as a Director of the Company, and has served in such capacity since December, 1988. Mr. Gidge received a Bachelor of Business Administration degree in Accounting from Adelphi University and a Masters Degree in Banking and Finance from New York University. Mr. Gidge retired in 1994 and, prior to his retirement, was a Director and Chairman-Credit Policy of Lincoln Savings Bank, F.S.B. (headquartered in New York City). He is also a Director of Intervest Bancshares Corporation, Intervest National Bank, Interboro Mutual Indemnity Insurance Company and Vicon Industries, Inc. Mr. Gidge was an officer of Lincoln Savings Bank, F.S.B. for more than five years.

Wayne F. Holly, age 43, serves as a Director of the Company and has served in such capacity since June, 1999. Mr. Holly received a Bachelor of Science degree in Economics from Alfred University. Mr. Holly is President of Sage, Rutty & Co., Inc., a member of the Boston Stock Exchange, with offices in Rochester, New York and Canandaigua, New York, and is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

Edward J. Merz, age 68, serves as a Director of the Company and has served in such capacity since February, 1998. Mr. Merz received a Bachelor of Business Administration from City College of New York and is a graduate of the Stonier School of Banking at Rutgers University. Mr. Merz is Chairman of the Board of Directors of the Suffolk County National Bank of Riverhead and of its parent, Suffolk Bancorp. and has been an officer and director of those companies for more than five years. He is also a director of Intervest Bancshares Corporation and Intervest National Bank.

Lawton Swan, III, age 57, serves as a Director of the Company, and has served in such capacity since February, 2000. Mr. Swan received a Bachelor of Science degree from Florida State University in Business Administration and Insurance. Mr. Swan is President of Interisk Corporation, a consulting firm specializing in risk management and employee benefit plans, which he founded in 1978. He is also a director of Intervest Bancshares Corporation, Intervest National Bank and Intervest Bank.

Thomas E. Willett, age 52, serves as a Director of the Company, and has served in such capacity since March, 1999. Mr. Willett received a Bachelor of Science Degree from the United States Air Force Academy and a law degree from Cornell
University School of Law. Mr. Willett has been a partner of Harris Beach & Wilcox, LLP., a law firm in Rochester, New York, for more than five years and a director of Intervest Bancshares Corporation and Intervest National Bank.

David J. Willmott, age 61, serves as a Director of the Company, and has served in such capacity since June, 1989. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 25 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

Wesley T. Wood, age 57, serves as a Director of the Company, and has served in such capacity since April, 1992. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank, a Director of the Center of Direct Marketing at New York University, a member of the Marketing Committee at Fairfield University in Connecticut, and a Trustee of St. Dominics in Oyster Bay, New York.

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

Item 11.  Executive Compensation

Prior to July 1, 1995, no compensation was paid to or accrued by the Company for any executive officer or director of the Company (other than fees paid to directors for attending Board meetings). Each of the directors receives a fee of $250 for each meeting of the Board of Directors he attends. Effective as of July 1, 1995, the Company entered into an employment agreement with Mr. Jerome Dansker, its Executive vice President. The agreement is for a term of ten years and provides for the payment of an annual salary in the present amount of $157,810.00, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for monthly expense account payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of the amount which otherwise would have been paid to Mr. Dansker will continue until the greater of (i) the balance of the term of employment, or (ii) three years. Effective August 3, 1998, the Company modified the employment agreement to provide for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000. During 1999, Mr. Dansker received compensation of $176,720. No other executive officer of the Company received compensation in excess of $100,000 in 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 29, 2000, information concerning the ownership of the outstanding stock of the Company, all of which is beneficially owned by the six individuals listed below:


Name and Address of Beneficial Owner                             Common Stock                          Class B Stock
------------------------------------                 --------------------------------------      ------------------------
                                                        Number of                Percent of       Number of    Percent of
                                                          Shares                   Class           Shares       Class
                                                     --------------             -----------      -----------   ----------
      Lowell S. Dansker.....................             15.92 (1)                50.0%
      10 Rockefeller Plaza, Suite 1015
      New York, New York 10020

      Lawrence G. Bergman................                 7.76                    24.37%
      10 Rockefeller Plaza, Suite 1015
      New York, New York 10020

      Helene D. Bergman...................                7.76                    24.37%
      10 Rockefeller Plaza, Suite 1015
      New York, New York 10021

      Jennifer L. Bergman..................               0.20                     0.63%
      10 Rockefeller Plaza, Suite 1015
      New York, New York 10021

      Allison R. Bergman...................               0.20                     0.63%
      10 Rockefeller Plaza, Suite 1015
      New York, New York 10021

      Jerome Dansker.........................                                                      15.89           100%
                                                       ------------              ------            -----         ------
      10 Rockefeller Plaza, Suite 1015
      New York, New York 10020

Total Outstanding............................          31.84 shares              100.0%            15.89           100%
                                                       ============              ======            =====           ====

(1) Of the 15.92 shares beneficially owned by Mr. Dansker, 0.40 shares are owned by Mr. Dansker as custodian for his two children under the Uniform Gifts to Minors Act of the State of New York.

Effective March, 2000, the company became a wholly owned subsidiary of Intervest Bancshares Corporation.

Item 13.  Certain Relationships and Related Transactions

In connection with the merger of ICNY Acquisition Corporation, a wholly-owned subsidiary of Intervest Bancshares Corporation, into the Company, the shareholders of the Company received an aggregate of 1,250,000 shares of the Class A Common Stock of Intervest Bancshares Corporation in exchange for all of the issued and outstanding shares of capital stock of the Company. The merger transaction was consummated in March, 2000.

Mr. Wayne F. Holly, who is a director of the Company, also serves as President of Sage, Rutty & Co., Inc., which firm has acted as an underwriter in connection with the Company's offerings of debentures, including the offering of debentures conducted during fiscal 1998 and 1999.

Intervest Securities Corporation, an affiliate of the Company, acted as the placement agent in the Company's 1998 private placement of subordinated debentures and received commissions and fees aggregating $35,700 in 1999 and $258,300 in 1998, in connection therewith.

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

     2. Agreement and Plan of Merger dated as of November 1, 1999 by and among the Company, Intervest Bancshares Corporation and ICNY Acquisition Corporation.

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

     4.13 Form of Indenture between the Company and the Bank of New York, as trustee, dated as of July 1, 1999, incorporated by reference to the Company's Registration statement in Form S-11 (File No. 333-78135), declared effective on June 28, 1999.

     4.14 Indenture between the Company and the Bank of New York, as Trustee, dated December 1, 1998.

     4.15 Agreements of Resignation, Appointment and Acceptance dated as of April 30, 1992, by and among the Company, First American Bank of Georgia, N.A. and The Bank of New York, incorporated by reference to the Company's annual report on Form 10K for the year ended December 31, 1992 wherein such documents were filed as exhibit 4.8.

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

                                              INTERVEST CORPORATION OF NEW YORK

Dated: March 21, 2000                         By: /S/ Lowell S. Dansker
                                                  ---------------------
                                                 Lowell S. Dansker, President

PURSUANT to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures

                                            President

/S/ Lowell S. Dansker                       (Principal Executive Officer),
-----------------------------------
Lowell S. Dansker                           Treasurer (Principal Financial
Dated: March 21, 2000                       Officer and Principal Accounting
                                            Officer) and Director

/S/ Lawrence G. Bergman                     Vice President
-----------------------------------
Lawrence G. Bergman                         Secretary and Director
Dated: March 21, 2000

-----------------------------------         Director
Michael A. Callen
Dated: March    , 2000

/S/ Jerome Dansker                          Director, Executive Vice President
-----------------------------------
Jerome Dansker
Dated: March 21, 2000

/S/ Milton F. Gidge                         Director
-----------------------------------
Milton F. Gidge
Dated: March 21, 2000

/S/ Wayne F. Holly                          Director
-----------------------------------
Wayne F. Holly
Dated: March 21, 2000

                                            Director
-----------------------------------
Edward J. Merz
Dated: March    , 2000

                                            Director
-----------------------------------
Lawton Swan, III
Dated: March    , 2000


/S/ Thomas E. Willett                       Director
-----------------------------------
Thomas E. Willett
Dated: March 21, 2000

                                            Director
-----------------------------------
David J. Willmott
Dated: March     , 2000

                                            Director
-----------------------------------
Wesley T. Wood
Dated: March    , 2000

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