Form 10-Q
period 2000-03-31
INTERVEST CORPORATION OF NEW YORK
filed 2000-05-15
CIK 835955

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                       Commission File Number 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 New York                                       13-3415815
-----------------------------------------                  -------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


10 Rockefeller Plaza, Suite 1015, New York, New York             10020-1903
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)


                                 (212) 218-2800
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       Class of Common Stock                       Outstanding at April 30, 2000
--------------------------------------             -----------------------------
    Common Stock: No Par Value                             100 Shares



                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,         December 31,
                                                                                      2000                1999
                                                                                -----------------   ----------
                                                                                   (Unaudited)
ASSETS

         Cash and cash equivalents                                                 $16,624,000          $30,728,000
         Mortgages receivable (notes 2, 4 and 5)                                    66,918,000           63,290,000
         Deferred debenture offering costs, net of accumulated
              amortization of $3,031,000 in 2000 and $3,353,000
              in 1999 (Note 2)                                                       3,021,000            3,242,000
         Fixed assets, net of accumulated depreciation of $11,000
              in 2000 and $6,000 in 1999 (Note 5)                                       91,000               96,000
         Interest receivable                                                         1,049,000              998,000
         Income taxes receivable                                                       356,000              320,000
         Other assets                                                                   55,000               66,000
                                                                                   -----------          ----------
         TOTAL ASSETS                                                              $88,114,000          $98,740,000
                                                                                   ===========          ===========

LIABILITIES

         Accounts payable and accrued expenses                                     $    93,000          $   107,000
         Mortgage escrow deposits                                                    2,083,000            1,854,000
         Subordinated debentures payable (Note 3)                                   70,400,000           77,400,000
         Debenture interest payable at maturity (Note 3)                             6,378,000            7,200,000
         Other liabilities                                                              55,000               39,000
                                                                                   -----------          -----------
         TOTAL LIABILITIES                                                          79,009,000           86,600,000
                                                                                   -----------          -----------

Commitments and other matters (Note 6)

STOCKHOLDERS' EQUITY
         Common stock                                                              $ 2,100,000          $ 2,000,000
         Class B common stock                                                                0              100,000
         Additional paid-in capital                                                  3,509,000            3,509,000
         Retained earnings                                                           3,496,000            6,531,000
                                                                                   ------------         -----------
         TOTAL STOCKHOLDERS' EQUITY                                                  9,105,000           12,140,000
                                                                                   ------------         -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $88,114,000          $98,740,000
                                                                                   ===========          ===========

See notes to financial statements

                                       2



               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Three Months Ended
                                                                                      March 31,

                                                                           2000                       1999
                                                                        -----------                -------
                                                                                       (Unaudited)
REVENUES

         Interest income                                               $ 2,279,000                 $2,515,000
         Other income (Note 5)                                             172,000                    155,000
         Gain on early repayment of discounted
             mortgages receivable (Note 4)                                  15,000                    275,000
                                                                         ---------                  ---------
                                                                         2,466,000                  2,945,000
                                                                         ---------                  ---------

EXPENSES

         Interest on debentures                                          2,036,000                  2,043,000
         General and administrative (Note 5)                               272,000                    254,000
         Amortization of deferred debenture offering
             costs (Note 2)                                                221,000                    227,000
         Depreciation expense                                                5,000                          0
                                                                         ---------                  ---------
                                                                         2,534,000                  2,524,000
                                                                         ---------                  ---------

(Loss) income before income taxes                                          (68,000)                   421,000
(Benefit) provision for income taxes (Note 7)                              (33,000)                   193,000
                                                                         ---------                  ---------

NET (LOSS) INCOME                                                      $   (35,000)                $  228,000
                                                                         =========                  =========


See notes to financial statements.

                                       3



               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      For the Quarters Ended
                                                                                              March 31,
                                                                                -------------------------------
                                                                                 2000                      1999
                                                                                ---------               -------
                                                                                          (Unaudited)
COMMON STOCK

Balance at beginning of period                                                  $2,000,000              $2,000,000
Retirement of 32 shares                                                         (2,000,000)                      0
Issuance of 100 shares to Parent Company                                         2,100,000                       0
                                                                                 ---------               ---------
Balance at end of period                                                         2,100,000               2,000,000
                                                                                 ---------               ---------

CLASS B COMMON STOCK

Balance at beginning of period                                                     100,000                 100,000
Retirement of 16 shares                                                           (100,000)                      0
                                                                                 ---------               ---------
Balance at end of period                                                                 0                 100,000
                                                                                 ---------               ---------

ADDITIONAL PAID-IN CAPITAL

Balance at beginning and end of period                                           3,509,000               3,509,000
                                                                                 ---------               ---------

RETAINED EARNINGS

Balance at beginning of period                                                   6,531,000               5,959,000
Cash dividend paid to Parent Company                                            (3,000,000)                      0
Net (loss) income for the period                                                   (35,000)                228,000
                                                                                 ---------               ---------
Balance at end of period                                                         3,496,000               6,187,000
                                                                                 ---------               ---------

Total stockholders' equity at end of period                                     $9,105,000             $11,796,000
                                                                                 =========              ==========


See notes to financial statements.

                                       4



               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                    2000                   1999
                                                                                 -----------              ------
                                                                                            (Unaudited)
Cash flows from operating activities:

         Net (loss) income                                                      $ (35,000)              $  228,000
         Adjustments to reconcile net (loss) income to net
              cash provided by operating activities
         Amortization of discount and fees on mortgages receivable                (98,000)                 (66,000)
         Amortization of deferred debenture offering costs                        222,000                  227,000
         Depreciation expense                                                       5,000                        0
         Gain on early repayment of discounted mortgages                          (15,000)                (275,000)
         Changes in:
              Interest receivable                                                 (51,000)                 (27,000)
              Income taxes receivable                                             (36,000)                 (41,000)
              Other assets                                                         11,000                    9,000
              Accounts payable and accrued expenses                               (14,000)                 (59,000)
              Mortgage escrow deposits                                            229,000                  908,000
              Debenture interest payable at maturity                             (822,000)                 161,000
              Other liabilities                                                    16,000                  (10,000)
                                                                                ---------               -----------
         Net cash (used in) provided by operating activities                     (588,000)               1,055,000
                                                                                ---------               ---------

Cash flows from investing activities:

         Purchase of fixed assets                                                       0                   (2,000)
         Repayment of mortgages receivable                                      7,464,000               11,910,000
         Mortgages receivable originated and purchased                        (10,980,000)             (14,886,000)
                                                                              -----------               ----------
           Net cash (used in) investing activities                             (3,516,000)              (2,978,000)
                                                                              -----------               ----------

Cash flows from financing activities:

         Dividend to Parent Company                                            (3,000,000)                       0
         Proceeds from subordinated debenture offerings                                 0                  600,000
         Payment of debenture offering costs                                            0                  (52,000)
         Redemption of subordinated debentures                                 (7,000,000)                (500,000)
                                                                              -----------               ----------
         Net cash (used in) provided by financing activities                  (10,000,000)                  48,000
                                                                              -----------               ---------

Net decrease in cash and cash equivalents                                     (14,104,000)              (1,875,000)
Cash and cash equivalents at beginning of period                               30,728,000               27,426,000
                                                                              -----------               ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $16,624,000              $25,551,000
                                                                              ===========               ==========

See notes to financial statements.

                                       5

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 2000 and 1999)


(NOTE 1) - The Company:

Intervest Corporation of New York (the "Company") was formed by Lowell S. Dansker, Lawrence G. Bergman and Helene D. Bergman for the purpose of engaging in the real estate business, including the acquisition and purchase of real estate mortgage loans.

On March 10, 2000, Intervest Bancshares Corporation acquired all the outstanding shares of the Company for 1,250,000 shares of its Class A common stock. The former shareholders of the Company are officers of Intervest Bancshares Corporation and serve on the boards of directors of both companies.

Results for the three months ended March 31, 2000 and 1999 include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such interim periods. Results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results for the full years. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

(NOTE 2) - Significant Accounting Policies:

         (a)      Consolidation Policy:
                  --------------------

                  The   financial   statements   include  the  accounts  of  all
subsidiaries. Material intercompany items are eliminated in consolidation.

         (b)      Mortgage Loans:
                  --------------

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

         (c)      Allowance for losses:
                  --------------------

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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 2000 and 1999)

(NOTE 2) - Significant Accounting Policies (continued):

         (d)      Deferred debenture offering costs:
                  ---------------------------------

                  Costs relating to offerings of debentures are amortized over the terms of the debentures based on serial maturities. Deferred debenture offering costs consist primarily of underwriters commissions.

          (e)     Statement of cash flows:
                  -----------------------

                  For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Interest and income taxes were paid as follows:

      Three Months Ended March 31,                 Interest        Income Taxes
      ---------------------------                  --------        ------------

                   2000.........................   $2,857,000        $       0
                   1999.........................   $1,882,000        $ 234,000

         (f)      Estimated fair value of financial instruments:
                  ---------------------------------------------

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

         (g)      Use of estimates:
                  ----------------

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

         (h)      Concentration of credit risk:
                  ----------------------------

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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 2000 and 1999)


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

(NOTE 3) - Subordinated Debentures Payable:

The Company's Registered Floating Rate Redeemable Debentures consist of the following:


                                                                                   March 31,         December 31,
                                                                                     2000               1999
                                                                                --------------       ------------

Series 6/29/92, interest at 2% above prime, due April 1, 2000...................  $         0          $ 7,000,000
Series 9/13/93, interest at 2% above prime, due October 1, 2001.................    8,000,000            8,000,000
Series 1/28/94, interest at 2% above prime, due April 1, 2002...................    4,500,000            4,500,000
Series 10/28/94, interest at 2% above prime, due April 1, 2003..................    4,500,000            4,500,000
Series 5/12/95, interest at 2% above prime, due April 1, 2004...................    9,000,000            9,000,000
Series 10/19/95, interest at 2% above prime, due October 1, 2004................    9,000,000            9,000,000
Series 5/10/96, interest at 2% above prime, due April 1, 2005...................   10,000,000           10,000,000
Series 10/15/96, interest at 2% above prime, due October 1, 2005................    5,500,000            5,500,000
Series 4/30/97, interest at 1% above prime, due October 1, 2005.................    8,000,000            8,000,000
Series 11/10/98, interest at 8%, due January 1, 2001............................    1,400,000            1,400,000
Series 11/10/98, interest at 8 1/2%, due January 1, 2003........................    1,400,000            1,400,000
Series 11/10/98, interest at 9%, due January 1, 2005............................    2,600,000            2,600,000
Series 6/28/99, interest at 8%, due July 1, 2002................................    2,500,000            2,500,000
Series 6/28/99, interest at 8 1/2%, due July 1, 2004............................    2,000,000            2,000,000
Series 6/28/99, interest at 9%, due July 1, 2006................................    2,000,000            2,000,000
                                                                                 ------------         ------------
                                                                                  $70,400,000          $77,400,000
                                                                                 ============         ============

"Prime" refers to the prime rate of Chase Manhattan Bank.

              INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 2000 and 1999)


(NOTE 3) - Subordinated Debentures Payable (continued):

Prime was 9% on March 31, 2000 and 8 1/2% on December 31, 1999. On March 1, 2000, Series 6/29/92 debentures totaling $7,000,000 in principal and maturing on April 1, 2000 were redeemed for the outstanding principal amount plus accrued interest of $1,435,000. Additionally, on May 1, 2000, Series 9/13/93 and 1/28/94 debentures were also redeemed early for outstanding principal totaling $12,500,000 plus accrued interest of $1,580,000. In connection with this early redemption, approximately $250,000 of unamortized deferred debenture offering costs was charged to expense, in the second quarter, 2000.

The Series 10/28/94, 5/12/95, 10/19/95, 5/10/96, 10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Additionally, payment of interest on an aggregate of $19,060,000 of debentures which is compounded, is deferred until maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest, except holders of the various Series 11/10/98 and Series 6/28/99.

All the debentures may be redeemed, in whole or in part, at any time at the option of the Company for face value, except for debentures issued after 1997, which would be at a premium of 1% if the redemption is prior to July 1, 2000. Series 11/10/98 and Series 6/28/99 debenture holders can require the Company to repurchase up to $100,000 principal amount of debentures plus accrued interest each year after January 1, 2000 and July 1, 2002, respectively.

The debentures are unsecured and subordinated to all present and future senior indebtedness, as defined.

Scheduled contractual maturities of all debentures as of March 31, 2000 are summarized as follows:

         Year Ending December 31,               Principal      Accrued Interest
         ------------------------              -------------    ----------------
              2001.............................  $9,400,000          $1,147,000
              2002.............................   7,000,000             595,000
              2003.............................   5,900,000             591,000
              2004.............................  20,000,000           2,687,000
              Thereafter until 2006............  28,100,000           1,358,000
                                               ------------          ----------
              Total............................ $70,400,000          $6,378,000
                                                ===========          ==========

(NOTE 4) - Mortgages Receivable:

Information as to mortgages receivable is summarized as follows:

                                                      March 31, 2000           December 31, 1999
                                                      --------------           -----------------
         First Mortgages............................      $56,971,000                $58,480,000
         Junior Mortgages..........................        10,715,000                  5,638,000
                                                          -----------                -----------
                                                           67,686,000                 64,118,000
         Less Unearned Discount and Fees.........             768,000                    828,000
                                                          -----------                -----------
         Total......................................      $66,918,000                $63,290,000
                                                          ===========                ===========

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 2000 and 1999)


(NOTE 4) - Mortgages Receivable: (continued)
-------------------------------

Interest rates on mortgages range from 6% to 24%. Certain mortgages have been discounted utilizing rates ranging from 11% to 17%.

During the first quarter of 2000 and 1999, certain mortgages were paid in full prior to their maturity date. This resulted in the recognition of a gain, which represents the balance of the unamortized discount applicable to these mortgages.

Annual maturities of mortgages receivable during the next five years are summarized as follows:

              Year Ending December 31,                  March 31, 2000
              ------------------------                  --------------

                  2000...............................      24,866,000
                  2001...............................      14,349,000
                  2002...............................      10,140,000
                  2003...............................       1,961,000
                  2004...............................       5,971,000
                  Thereafter until 2015..............      10,399,000
                                                         ------------
                  Total..............................     $67,686,000
                                                         ============

The Company evaluates its portfolio of mortgage loans on an individual basis, comparing the amount at which the investment is carried to its estimated net realizable value. At the respective balance sheet dates, no allowances were required.

(NOTE 5) - Related Party Transactions:

Intervest Securities Corporation, an affiliate of the Company, acted as the placement agent in the Company's 1998 private placement of subordinated debentures and received commissions and fees aggregating $35,700 in the first quarter of 1999 in connection therewith.

On December 1, 1999, the Company entered into a Service Agreement with Intervest National Bank, a wholly owned subsidiary of Intervest Bancshares Corporation. The Company received $71,000 for three months ended March 31, 2000 in connection with this agreement which was included in other income. In addition, $1,000 for both three months ended March 31, 2000 and March 31, 1999 from affiliates were included in other income.

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 2000 and 1999)



(NOTE 5) - Related Party Transactions: (continued)
-------------------------------------

The Company participates with Intervest Bank and Intervest National Bank in mortgages. The balances of the Company's participation in these mortgages were $6,864,536 and $7,747,000 at March 31, 2000 and December 31, 1999, respectively.
These  two  banks  are  wholly  owned   subsidiaries  of  Intervest   Bancshares
Corporation.

During 1999, the Company acquired furniture, fixtures and equipment in the amount of $40,000 from an affiliate of the Company.

(NOTE 6) - Commitments:

     (a) Office lease:
         ------------

The Company occupies its office space under a lease, which terminates on September 30, 2004. In addition to minimum rents the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $44,000 for both the three months ended March 31, 2000 and 1999.

Future minimum rents under the lease, as of March 31, 2000, are as follows:

                  Year Ending December 31
                  -----------------------
                  2000.........................................   135,408
                  2001.........................................   191,828
                  2002.........................................   191,828
                  2003.........................................   191,828
                  2004.........................................   143,871
                                                                ---------
                  Total........................................  $854,763
                                                                 ========

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

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Unaudited with Respect to the Three Month Periods Ended
                            March 31, 2000 and 1999)


(NOTE 7) - Income Taxes:
-----------------------

The Company has provided for income taxes in the periods presented based on the federal, state and city tax rates in effect for these periods.

The provision (benefit) for income taxes consists of the following components:

                                                         Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                      2000               1999
                                                    --------            ------
      Current taxes:
           Federal..............................  $ (22,000)            116,000
           State and local......................    (14,000)             77,000

      Deferred taxes:
           Federal..............................      2,000                   0
           State and local......................      1,000                   0
                                                  ----------           --------
           Total tax provision..................  $ (33,000)           $193,000
                                                  ==========           ========

Temporary differences exist between financial accounting and tax reporting, which result in a net deferred asset, included in other assets, as follows:

                                          March 31, 2000    December 31, 1999
                                          --------------     -----------------
    Deferred fees and interest............    $ 36,000              $ 41,000
    Discount on mortgages receivable......     (16,000)              (17,000)
    Deferred depreciation expense.........       1,000                     0
                                               --------              -------
         Total............................     $21,000               $24,000
                                               ========              =======

The amounts of income taxes provided varied from the amounts which would be "expected" to be provided at the statutory federal income tax rates in effect for the following reasons:

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                2000                   1999
                                                                                ----                   ----

      Tax computed based upon the statutory federal tax rate................ $ (23,000)              $143,000
      State and local income tax, net of federal income tax benefit.........    (8,000)                51,000
      Non-taxable income ...................................................    (3,000)                (1,000)
      Other.................................................................     1,000                      0
                                                                              --------               --------
      Total ................................................................ $ (33,000)              $193,000
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

The Company's liquidity is managed to ensure that sufficient funds are available to meet maturities of borrowings or to make other investments, taking into account anticipated cash flows and available sources of funds. The Company's principal sources of funds have consisted of borrowings (principally through the issuance of its subordinated debentures), mortgage repayments and cash flow from ongoing operations. The Company's subordinated debentures Series 6/29/92 maturing April 1, 2000 were retired early on March 1, 2000, for the outstanding principal amount of $7,000,000 plus accrued interest of $1,435,000. In addition, on May 1, 2000, Series 9/13/93 and Series 1/28/94 debentures were also retired early, in the total outstanding principal of $12,500,000 plus accrued interest in the total amount of $1,580,000. The Company reserved enough funds to retire these debentures. During the first quarter the Company paid a dividend of $3,000,000 to its parent corporation. The Company considers its current liquidity and additional sources of funds sufficient to satisfy its outstanding commitments and its maturing liabilities.

Results of Operations:

Three Months Ended March 31, 2000 and 1999

For the three months ended March 31, 2000 interest income was $2,279,000 as compared to $2,515,000 for the same period a year ago. The decrease of $236,000 resulted primarily from a decrease in mortgages receivable from $70,896,000 at March 31, 1999 to $67,181,000 at March 31, 2000 and lower interest rates on certain mortgages, offset in part by increases in interest rate for floating rate mortgages.

Interest expense for the 2000 period was $2,036,000 as compared to $2,043,000 for the 1999 period. The decrease of $7,000 resulted mainly from lower interest rates on certain debentures, and a decrease in long term obligations, offset in part by increases in interest rate for floating rate debentures.

General and administrative expenses for 2000 period was $272,000 as compared to $254,000 for 1999. The increase of $18,000 resulted mainly from an increase in payroll expense, offset in part by a decrease in advertising expense.

The benefit and provision for income taxes are $33,000 and $193,000 for three months ended March 31, 2000 and 1999, respectively. They represent 49% and 46% of pretax loss and income for each period.

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

The number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely. In any event, the Company believes that it would be able to reinvest the proceeds of any prepayments of mortgage loans in new mortgages consistent with its mortgage investment policy.

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

At March 31, 2000, 64% of the outstanding principal amount of the Company's loans (net of discounts) were secured by properties located in the greater New York metropolitan area. The balance of the Company's loans are secured by properties located in Connecticut, Florida, Georgia, New Jersey, suburbs of New York City, North Carolina, Pennsylvania and Virginia.

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

Current Loan Status:

At March 31, 2000, the Company had 50 real estate mortgage loans in its portfolio, totaling $67,686,000 (face amount) in aggregate principal amount. Interest rates on the mortgage portfolio range between 6% and 24% per annum. Certain mortgages have been discounted utilizing rates between 11% and 17% per annum.

Certain information concerning the Company's mortgage loans outstanding at March 31, 2000 is set forth below:

                                                             Carrying
                                                             Amount of
                                                             Mortgage                                  No. of
                                                               Loans             Prior Liens           Loans
                                                            -----------         --------------         -------
      First Mortgage Loans................................  $56,371,000         $            0            43
      Junior Mortgages..................................     10,547,000             39,420,000             7
                                                             ----------            -----------           ---
 ..........................................................  $66,918,000            $39,420,000            50
                                                            ===========            ===========           ===

The historical cost of the mortgage loans, which originated in connection with the sale of real estate includes a discount to reflect an appropriate market interest rate at the date of origination.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

         Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its loan portfolio, as well as its subordinated debentures. As is indicated in Note 3 to the Consolidated Financial Statements, many of the Company's subordinated debentures are at floating rates, keyed to the prime rate of interest. Certain of the Company's mortgages are likewise at floating rates. The Company has no risk related to trading accounts, commodities or foreign exchange.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                  None

Item 2. Changes in Securities

                  On March 10, 2000, the Company issued an aggregate of 100 shares of its common stock to Intervest Bancshares Corporation in connection with the merger of a subsidiary of Intervest Bancshares Corporation with and into the Company. The six former shareholders of the Company received an aggregate of 1,250,000 shares of Class A Common Stock of Intervest Bancshares Corporation in connection with the merger transaction. The shares were not registered under the Securities Act of 1933 (the "Act") and were issued in reliance upon an exemption from registration under Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

                  None

Item 5. Other Information

                  None

Item 6. Exhibits and Reports on Form 8-K


              (a) Exhibits - the following exhibit is filed herewith

                  Exhibit 27 - Financial Data Schedule

              (b) A Report  on Form  8-K was  filed on  March  22,  2000,  which
                  reported  the  Company's  merger  with  Intervest   Bancshares
                  Corporation.

                                   SIGNATURES

PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERVEST CORPORATION OF NEW YORK
                                            (Registrant)



Dated: May 10, 2000                         /S/ Lowell S. Dansker
                                            ---------------------
                                            Lowell  S.  Dansker,   President
                                            (Principal Executive Officer),
                                            Treasurer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer) and Director





Dated: May 10, 2000                         /S/ Lawrence G. Bergman
                                            -----------------------
                                            Lawrence G. Bergman, Vice President,
                                            Secretary and Director