Form 10-Q
period 2000-06-30
INTERVEST CORPORATION OF NEW YORK
filed 2000-08-11
CIK 835955

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

                         Commission File No. 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
             (Exact name of registrant as specified in its charter)


        New York                                          13-3415815
----------------------------                ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
       incorporation)

                        10 Rockefeller Plaza, Suite 1015
                          New York, New York 10020-1903
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 218-2800
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES  XX   NO
     ---     ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

 Title of Each Class:                   Shares Outstanding:
 ---------------------                  -------------------

 Common Stock, no par value per share   100 shares outstanding at July 31, 2000
 ------------------------------------   ---------------------------------------

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                                    FORM 10-Q
                                  June 30, 2000

                                TABLE OF CONTENTS

 I. FINANCIAL INFORMATION                                                  Page
                                                                           ----

 Item 1.      Financial Statements

     Condensed Consolidated Balance Sheets
        as of June 30, 2000 (Unaudited) and December 31, 1999 ............     2

     Condensed Consolidated Statements of Operations (Unaudited)
        for the Quarters and Six-Months Ended June 30, 2000 and 1999 ......    3

     Condensed Consolidated Statements of Changes in Stockholders'
        Equity (Unaudited) for the Six-Months Ended June 30, 2000
        and 1999...........................................................    4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the Six-Months Ended June 30, 2000 and 1999....................    5

     Notes to Condensed Consolidated Financial Statements (Unaudited)......    6

 Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................    9

 Item 3.      Quantitative and Qualitative Disclosures about Market Risk....  11

PART II. OTHER INFORMATION

 Item 1.      Legal Proceedings..........................................     11

 Item 2.      Changes in Securities and Use of Proceeds..................     11

 Item 3.      Defaults Upon Senior Securities.............................    12

 Item 4.      Submission of Matters to a Vote of Security Holders.........    12

 Item 5.      Other Information...........................................    12

 Item 6.      Exhibits and Reports on Form 8-K ...........................    12


Signatures................................................................    12

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions, the development of an interest rate environment that may adversely affect the Company's net interest income, other income or cash flow anticipated from the Company's operations, investment and lending activities; and changes in laws and regulations affecting the Company.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements


               Intervest Corporation of New York and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                                                            (Unaudited)
                                                                                              June 30,       December 31,
      ($ in thousands)                                                                         2000            1999
      ------------------------------------------------------------------------------------ ------------- ------------------

      ASSETS
      Cash and due from banks                                                                  $    187           $  1,535
      Short-term investments                                                                      4,648             29,219
                                                                                           ------------- ------------------
          Total cash and cash equivalents                                                         4,835             30,754
      Mortgage loans receivable, net of unearned fees and discount (note 2)                      60,234             63,290
      Accrued interest receivable                                                                   644                646
      Income taxes receivable                                                                       475                320
      Fixed assets, net                                                                              86                 96
      Deferred debenture offering costs, net (note 3)                                             2,462              3,242
      Other assets                                                                                  346                392
      ------------------------------------------------------------------------------------ ------------- ------------------
      Total assets                                                                              $69,082            $98,740
      ------------------------------------------------------------------------------------ ------------- ------------------

      LIABILITIES
      Mortgage escrow funds payable                                                             $ 1,582            $ 1,854
      Subordinated debentures payable (note 4)                                                   53,400             77,400
      Debenture interest payable at maturity (note 4)                                             5,029              7,200
      Other liabilities                                                                             116                146
      ------------------------------------------------------------------------------------ ------------- ------------------
      Total liabilities                                                                          60,127             86,600
      ------------------------------------------------------------------------------------ ------------- ------------------

      STOCKHOLDERS' EQUITY
      Common stock (no par value, 100 and 31.84 shares
          issued and outstanding, respectively)                                                   2,100              2,000
      Class B common stock (no par value, 15.89 shares
           issued and outstanding at December 31, 1999)                                               -                100
      Additional paid-in-capital                                                                  3,509              3,509
      Retained earnings                                                                           3,346              6,531
      ------------------------------------------------------------------------------------ ------------- ------------------
      Total stockholders' equity                                                                  8,955             12,140
      ------------------------------------------------------------------------------------ ------------- ------------------
      Total liabilities and stockholders' equity                                                $69,082            $98,740
      ------------------------------------------------------------------------------------ ------------- ------------------
         See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                   Quarter Ended          Six-Months Ended
                                                                                     June 30,                 June 30,
                                                                              ----------- ------------ ------------ -----------
($ in thousands)                                                                  2000         1999        2000         1999
----------------------------------------------------------------------------- ----------- ------------ ------------ -----------

REVENUES
Interest and fee income on mortgages                                              $1,975       $2,472       $3,976      $4,813
Interest income on short-term investments                                            182          294          550         607
                                                                              ----------- ------------ ------------ -----------
     Total interest income                                                         2,157        2,766        4,526       5,420
Gain on early repayment of mortgages                                                  17           27           33         302
Other income (note 5)                                                                116           36          197          52
----------------------------------------------------------------------------- ----------- ------------ ------------ -----------
Total revenues                                                                     2,290        2,829        4,756       5,774
----------------------------------------------------------------------------- ----------- ------------ ------------ -----------

EXPENSES
Interest on debentures                                                             1,734        2,034        3,769       4,076
Amortization of deferred debenture offering costs                                    178          225          399         453
General and administrative                                                           274          289          552         543
----------------------------------------------------------------------------- ----------- ------------ ------------ -----------
Total expenses                                                                     2,186        2,548        4,720       5,072
----------------------------------------------------------------------------- ----------- ------------ ------------ -----------

Income before income taxes and extraordinary item                                    104          281           36         702
Provision for income taxes                                                            48          128           15         321
Extraordinary item, net of tax (note 4)                                             (206)           -         (206)          -
----------------------------------------------------------------------------- ----------- ------------ ------------ -----------
Net (loss) income                                                                $  (150)        $153      $  (185)       $381
----------------------------------------------------------------------------- ----------- ------------ ------------ -----------

See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                                                Six-Months Ended
                                                                                                    June 30,
                                                                                          -----------------------------
($ in thousands)                                                                                2000
                                                                                                             1999
----------------------------------------------------------------------------------------- -------------- --------------

COMMON STOCK
Balance at beginning of period                                                                  $ 2,000        $ 2,000
Retirement of 31.84 shares                                                                       (2,000)             -
Issuance of 100 shares to Parent Company                                                          2,100              -
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                          2,100          2,000
----------------------------------------------------------------------------------------- -------------- --------------

CLASS B COMMON STOCK
Balance at beginning of period                                                                      100            100
Retirement of 15.89 shares                                                                         (100)             -
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                              -            100
----------------------------------------------------------------------------------------- -------------- --------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
----------------------------------------------------------------------------------------- -------------- --------------
Balance at beginning and end of period                                                            3,509          3,509
----------------------------------------------------------------------------------------- -------------- --------------

RETAINED EARNINGS
Balance at beginning of period                                                                    6,531          5,959
Cash dividend declared and paid to Parent Company                                                (3,000)             -
Net (loss) income for the period                                                                   (185)           381
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                          3,346          6,340
----------------------------------------------------------------------------------------- -------------- --------------

----------------------------------------------------------------------------------------- -------------- --------------
Total stockholders' equity at end of period                                                     $ 8,955        $11,949
----------------------------------------------------------------------------------------- -------------- --------------
     See accompanying notes to condensed consolidated financial statements.


               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                             Six-Months Ended
                                                                                                 June 30,
                                                                                     ---------------- -----------------
   ($ in thousands)                                                                             2000          1999
   --------------------------------------------------------------------------------- ---------------- -----------------

   OPERATING ACTIVITIES
   Net (loss) income                                                                        $   (185)            $ 381
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation                                                                                 10                 2
     Amortization of deferred debenture offering costs                                           780               453
     Amortization of premiums, fees and discounts, net                                          (347)             (195)
     Gain on early repayment of mortgages                                                        (33)             (302)
     (Decrease) increase in mortgage escrow funds payable                                       (272)              594
     (Decrease) increase in debenture interest payable at maturity                            (2,171)              526
      Change in all other assets and liabilities, net                                             71               (75)
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash (used) provided by operating activities                                           (2,147)            1,384
   --------------------------------------------------------------------------------- ---------------- -----------------

   INVESTING ACTIVITIES
   Principal repayments (originations) of mortgage loans receivable, net                       3,228            (6,390)
   Purchases of premises and equipment, net                                                        -               (62)
   --------------------------------------------------------------------------------- ---------------- -----------------
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash provided (used) by investing activities                                            3,228            (6,452)
   --------------------------------------------------------------------------------- ---------------- -----------------

   FINANCING ACTIVITIES
   Proceeds from issuance of debentures, net of offering costs                                     -               488
   Repayments of debentures                                                                  (24,000)           (6,000)
   Dividends paid to Parent Company                                                           (3,000)                -
   --------------------------------------------------------------------------------- ---------------- -----------------
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash used by financing activities                                                     (27,000)           (5,512)
   --------------------------------------------------------------------------------- ---------------- -----------------

   Net decrease in cash and cash equivalents                                                 (25,919)          (10,580)

   Cash and cash equivalents at beginning of period                                           30,754            27,452

   --------------------------------------------------------------------------------- ---------------- -----------------
   Cash and cash equivalents at end of period                                                 $4,835          $ 16,872
   --------------------------------------------------------------------------------- ---------------- -----------------

   SUPPLEMENTAL DISCLOSURES Cash paid (received) during the period for:
      Interest                                                                                $5,942           $ 3,551
      Income taxes                                                                               (12)              444
   --------------------------------------------------------------------------------- ---------------- -----------------
         See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1 - General

The condensed consolidated financial statements of Intervest Corporation of New York and Subsidiaries (the "Company") in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 1999. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The condensed consolidated financial statements include the accounts of Intervest Corporation of New York and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. The Company's investment policy emphasizes the investment in mortgage loans on income producing properties.

On March 10, 2000,  Intervest  Bancshares  Corporation  (the  "Parent  Company")
acquired all the outstanding shares of the Company in exchange for 1,250,000 shares of the Parent Company's Class A common stock. Former shareholders of the Company are officers of the Parent Company and serve on the Boards of Directors of both companies.

In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current periods' presentation.

Note 2 - Allowance for Loan Loss Reserves

Management's periodic evaluation of the need for, or adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral and other relevant factors. This evaluation is inherently subjective, as it requires material estimates including the amounts and timing of future cash flows expected to be received on any impaired loans that may be susceptible to significant change.

Management believes that all loans at June 30, 2000 were collectible. During the reporting periods in this report, an allowance for loan loss reserves was not maintained and no loans were classified as nonaccrual or impaired.

Note 3 - Deferred Debenture Offering Costs

Costs related to offerings of debentures are deferred and amortized over the respective terms of the debentures. Deferred debenture offering costs consist primarily of underwriter's commissions. At June 30, 2000, deferred debenture offering costs, net of accumulated amortization, amounted to $2,462,000, compared to $3,242,000 at December 31, 1999. See note 4 for a discussion of certain debentures that were retired by the Company.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable and Extraordinary Item

The following table summarizes debenture payable.

                                                                                  At June 30,       At December 31,
         ($ in thousands)                                                             2000               1999
         ---------------------------------------------------------------------- ----------------- --------------------
         Series 06/29/92 - interest at 2% above prime - due April 1, 2000                $     -               $7,000
         Series 09/13/93 - interest at 2% above prime - due October 1, 2001                    -                8,000
         Series 01/28/94 - interest at 2% above prime - due April 1, 2002                      -                4,500
         Series 10/28/94 - interest at 2% above prime - due April 1, 2003                      -                4,500
         Series 05/12/95 - interest at 2% above prime - due April 1, 2004                  9,000                9,000
         Series 10/19/95 - interest at 2% above prime - due October 1, 2004                9,000                9,000
         Series 05/10/96 - interest at 2% above prime - due April 1, 2005                 10,000               10,000
         Series 10/15/96 - interest at 2% above prime - due October 1, 2005                5,500                5,500
         Series 04/30/97 - interest at 1% above prime - due October 1, 2005                8,000                8,000
         Series 11/10/98 - interest at 8% fixed       - due January 1, 2001                1,400                1,400
         Series 11/10/98 - interest at 81/2% fixed    - due January 1, 2003                1,400                1,400
         Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                2,600                2,600
         Series 06/28/99 - interest at 8% fixed       - due July 1, 2002                   2,500                2,500
         Series 06/28/99 - interest at 81/2% fixed    - due July 1, 2004                   2,000                2,000
         Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                   2,000                2,000
         ---------------------------------------------------------------------- ----------------- --------------------
                                                                                         $53,400              $77,400
         ---------------------------------------------------------------------- ----------------- --------------------

         The "Prime" refers to the prime rate of Chase Manhattan Bank, which was 9.5% on June 30, 2000, 9% on March 31, 2000 and 8.50% at December 31,
         1999.

On March 1, 2000, Series 6/29/92 debentures totaling $7,000,000 in principal and maturing on April 1, 2000 were redeemed for outstanding principal plus accrued interest of $1,435,000. In the second quarter of 2000, Series 9/13/93, 1/28/94 and 10/28/94 debentures maturing on October 1, 2001, April 1, 2002 and April 1, 2003, respectively, were redeemed for outstanding principal aggregating $17,000,000 plus accrued interest totaling $2,535,000. In connection with these early redemptions, approximately $382,000 of unamortized deferred debenture offering costs, net of a tax benefit of $176,000, was charged to expense and reported as an extraordinary item in the second quarter of 2000.

Series  5/12/95,  10/19/95,  5/10/96,  10/15/96  and 4/30/97  debentures  have a maximum interest rate of 12%. The payment of interest on an aggregate of $18,440,000 of these debentures, which interest is compounded, is deferred until maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The Series 11/10/98 and Series 6/28/99 debentures accrue and compound interest quarterly. The holders of these debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year beginning on July 1, 2001 and July 1, 2002, respectively, provided, however that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity of debentures, on a non-cumulative basis.

All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for certain debentures issued in 1998, which would be at a premium of 1% if the redemption is prior to January 1, 2001 (for Series 11/10/98 due January 1, 2003 and 2005). All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
-------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable and Extraordinary Item, Continued

Scheduled contractual maturities of debentures as of June 30, 2000 are summarized as follows:

 ($ in thousands)                              Principal     Accrued Interest
 -------------------------------------------------------- --------------------
 For the six-months ended December 31, 2000        $   -                 $  -
 For the year ended December 31, 2001              1,400                  184
 For the year ended December 31, 2002              2,500                  187
 For the year ended December 31, 2003              1,400                  197
 For the year ended December 31, 2004             20,000                2,914
 Thereafter                                       28,100                1,547
 -------------------------------------------------------- --------------------
                                                 $53,400               $5,029
 -------------------------------------------------------- --------------------

Note 5 - Related Party Transactions

In June 1999, the Company entered into a service agreement with respect to mortgage lending with Intervest National Bank, a wholly owned subsidiary of the Parent Company. The Company received $74,000 and $145,000 from Intervest National Bank for the quarter and six-months ended June 30, 2000, respectively, in connection with this service agreement. In 1999, the Company received $20,000 in the second quarter of 1999. These amounts are included in other income in the condensed consolidated statements of operations.

The Company participates with Intervest Bank and Intervest National Bank in certain mortgage loans. The balances of the Company's participation in these mortgages were $4,659,000 and $7,747,000 at June 30, 2000 and December 31, 1999,
respectively.  These two banks  are  wholly  owned  subsidiaries  of the  Parent
Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

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

On March 10, 2000,  Intervest  Bancshares  Corporation  (the  "Parent  Company")
acquired all the outstanding shares of the Company in exchange for 1,250,000 shares of the Parent Company's Class A common stock. Former shareholders of the Company are officers of the Parent Company and serve on the Boards of Directors of both companies.

The Company has historically invested primarily in short-term real estate mortgage loans secured by income producing real property that mature in approximately five years. The properties to be mortgaged are personally inspected by management and mortgage loans are made only on those properties where management is knowledgeable as to operating income and expense. The Company generally relies upon management in connection with the valuation of properties. From time to time, however, it may engage independent appraisers and other agents to assist in determining the value of income-producing properties underlying mortgages, in which case the costs associated with such services are generally paid by the mortgagor. The Company does not finance new construction. The Company may also, from time to time, acquire interests in real property, including fee interests.

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Total assets at June 30, 2000 declined to $69,082,000, from $98,740,000 at December 31, 1999. The majority of the decrease was due to the retirement of $24,000,000 in debentures. The retirement of the debentures was funded by cash and cash equivalents.

Mortgage loans receivable, net of unearned income, amounted to $60,234,000 at June 30, 2000, relatively unchanged from $63,290,000 at December 31, 1999. At June 30, 2000 and December 31, 1999, the Company did not have any nonperforming loans.

Deferred debenture offering costs, net of accumulated amortization, declined to $2,462,000 at June 30, 2000, from $3,242,000 at December 31, 1999. The decline was due to normal amortization as well as the accelerated recognition of $382,000 in connection with the early retirement of $17,000,000 of debentures in the second quarter of 2000.

Total liabilities at June 30, 2000 declined to $60,127,000, from $86,600,000 at December 31, 1999. The decline reflected the retirement of debentures and payment of related accrued interest payable. Subordinated debentures outstanding at June 30, 2000 declined to $53,400,000, from $77,400,000 at December 31, 1999.
Debenture interest payable at maturity declined to $5,029,000 at June 30, 2000, from $7,200,000 at December 31, 1999.

Stockholders' equity declined to $8,955,000 at June 30, 2000, from $12,140,000 at year-end 1999. The decrease was due to the payment of a $3,000,000 cash dividend to the Parent Company and an extraordinary charge (as discussed below) in connection with the early retirement of debentures.

Comparison of Results of Operations for the Quarter Ended June 30, 2000 and 1999

The Company recorded a net loss of $150,000 for the second quarter of 2000, compared to net income of $153,000 for the second quarter of 1999. The decline in earnings was primarily due to an extraordinary charge, net of taxes, of $206,000, in connection with the early retirement of debentures, as well as lower interest income from mortgage loans. These items were partially offset by a decline in interest expense on debentures.

Total interest income was $2,157,000 for the quarter ended June 30, 2000, compared to $2,766,000 for the same period a year ago. The decrease of $609,000 was due to a decline in mortgage loans (due to principal repayments exceeding new loans) and a decline in short-term investments. These factors were partially offset by rate increases on floating-rate mortgage loans and higher yields earned on short-term investments.

Interest expense on debentures was $1,734,000 for the quarter ended June 30, 2000, compared $2,034,000 for the same period of 1999. The decrease of $300,000 was due to a decline in debentures outstanding (from retirements), offset in part by rate increases on floating-rate debentures.

Amortization of deferred debenture offering costs was $178,000 for the quarter ended June 30, 2000, compared to $225,000 for the same period of 1999. The decrease reflected the retirement of debentures.

General and administrative expenses aggregated $274,000 for the quarter ended June 30, 2000, relatively unchanged from $289,000 for the same period of 1999.

The provision for income taxes amounted to $48,000 and $128,000 for the quarter ended June 30, 2000 and 1999, respectively. The provision represented 46% of pretax income for each period.

The extraordinary charge represents $382,000 of unamortized deferred debenture offering costs that was charged to expense in the second quarter of 2000 in connection with the earlier retirement of debentures. This expense was reported as an extraordinary charge, net of a tax benefit of $176,000, in the condensed consolidated statements of operations for the quarter and six-months ended June 30, 2000.

Comparison of Results of Operations for the Six-Months Ended June 30, 2000 and 1999


The Company recorded a net loss of $185,000 for the six-months ended June 30, 2000, compared to net income of $381,000 for the same period of 1999. The decline in earnings was primarily due to lower interest income on mortgage loans, lower income from the early repayment of mortgage loans and an extraordinary charge, net of taxes, of $206,000, in connection with the early retirement of debentures. These items were partially offset by a decline in interest expense on debentures and a lower provision for income taxes.

Interest income was $4,526,000 for the six-months ended June 30, 2000, compared to $5,420,000 for the same period a year ago, or a decrease of $894,000. Interest expense on debentures was $3,769,000 for the six-months ended June 30, 2000, compared $4,076,000 for the same period of 1999, or a $307,000 decrease. Amortization of deferred debenture offering costs was $399,000 for the six-months ended June 30, 2000, compared to $453,000 for the same period of 1999, or a decrease of $54,000. The reasons for the aforementioned declines are the same as those discussed in the Comparison of Results of Operations for the Quarter Ended June 30, 2000 and June 30, 1999.

General and administrative expenses aggregated $552,000 for the six-months ended June 30, 2000, relatively unchanged from $543,000 for the same period of 1999.

The provision for income taxes amounted to $15,000 and $321,000 for the six-months ended June 30, 2000 and 1999, respectively. The provision represented 42% and 46% of pretax income for each period, respectively.

Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, loan and investment funding commitments and the repayment of borrowed funds. The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations. For information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows in this report.

In the first half of 2000, the Company repaid $24,000,000 in principal amount of debentures, plus accrued interest of $3,970,000 to debenture holders. The Company maintained adequate funds to retire these debentures. During the first quarter of 2000, the Company paid a cash dividend of $3,000,000 to the Parent Company. At June 30, 2000, the Company's total commitment to lend aggregated approximately $1,300,000.

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

Year 2000 Issue

The Year 2000 issue is the result of computer programs that were written using two digits rather than four digits to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000, which could result in system failures or miscalculations. Prior to January 1, 2000, the Company had completed upgrades necessary to ensure that its operating and financial systems were Year 2000 compliant. To date, the Company has not experienced any problems as a result of the Year 2000 issue, nor does management expect it will. Expenses incurred by the Company related to the Year 2000 issue have not been material.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture issuing activities. The Company has no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's interest income, interest expense and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield versus cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. A sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)  Not Applicable  (b)  Not Applicable  (c) Not Applicable  (d) Not Applicable

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d) By written consent executed by the sole shareholder of the Company (Intervest Bancshares Corporation) dated April 24, 2000, the Company's Board of Directors was reelected in its entirety.

ITEM 5.  Other Information
         Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K
(a) Exhibit Index (numbered in accordance with Item 601 of Regulation S-B) 27 - Financial Data Schedule (For SEC Purposes only)
(b)      No reports on Form 8-K were filed during the reporting period



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Date: August 11, 2000      By:    /s/ Lowell S. Dansker
                              ----------------------------
                              Lowell S. Dansker, President (Principal Executive Officer), Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

Date:  August 11, 2000     By:    /s/ Lawrence G. Bergman
                              ------------------------------
                               Lawrence G. Bergman, Vice President, Secretary and Director