Form 10-Q
period 2000-09-30
INTERVEST CORPORATION OF NEW YORK
filed 2000-11-13
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2000

                         Commission File No. 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK

             (Exact name of registrant as specified in its charter)


            New York                                     13-3415815
------------------------------------       -------------------------------------
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

YES  XX   NO
     ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                  Shares Outstanding:
--------------------                  -------------------

Common Stock, no par value per share  100 shares outstanding at November 1, 2000
------------------------------------  ------------------------------------------

================================================================================

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES
                                    FORM 10-Q
                               September 30, 2000
                                TABLE OF CONTENTS

 I. FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
 Item 1.      Financial Statements

     Condensed Consolidated Balance Sheets
        as of September 30, 2000 (Unaudited) and December 31, 1999 ........    2

     Condensed Consolidated Statements of Operations (Unaudited)
        for the Quarters and Nine-Months Ended September 30, 2000 and 1999 .   3

     Condensed Consolidated Statements of Changes in Stockholder's Equity
        (Unaudited) for the Nine-Months Ended September 30, 2000 and 1999...   4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the Nine-Months Ended September 30, 2000 and 1999...............   5

     Notes to Condensed Consolidated Financial Statements (Unaudited) ......   6

 Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations .....................................   9

 Item 3.      Quantitative and Qualitative Disclosures about Market Risk..... 11

PART II. OTHER INFORMATION

 Item 1.      Legal Proceedings.............................................. 11

 Item 2.      Changes in Securities and Use of Proceeds...................... 11

 Item 3.      Defaults Upon Senior Securities................................ 12

 Item 4.      Submission of Matters to a Vote of Security Holders............ 12

 Item 5.      Other Information.............................................. 12

 Item 6.      Exhibits and Reports on Form 8-K .............................. 12

Signatures................................................................... 12

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

               Intervest Corporation of New York and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                                  (Unaudited)
                                                                                  September 30,    December 31,
      ($ in thousands)                                                                2000            1999
      -------------------------------------------------------------------------- --------------- ----------------
      ASSETS
      Cash and due from banks                                                            $3,057           $1,535
      Short-term investments                                                              7,895           29,219
                                                                                 --------------- ----------------
          Total cash and cash equivalents                                                10,952           30,754
      Mortgage loans receivable, net of unearned fees and discount (note 2)              55,464           63,290
      Accrued interest receivable                                                           500              646
      Income taxes receivable                                                                 -              320
      Fixed assets, net                                                                      81               96
      Deferred debenture offering costs, net (note 3)                                     2,309            3,242
      Other assets                                                                          333              392
      -------------------------------------------------------------------------- --------------- ----------------
      Total assets                                                                      $69,639          $98,740
      -------------------------------------------------------------------------- --------------- ----------------

      LIABILITIES
      Mortgage escrow funds payable                                                      $1,108           $1,854
      Income taxes payable                                                                  157                -
      Subordinated debentures payable (note 4)                                           53,400           77,400
      Debenture interest payable at maturity (note 4)                                     5,587            7,200
      Other liabilities                                                                     225              146
      -------------------------------------------------------------------------- --------------- ----------------
      Total liabilities                                                                  60,477           86,600
      -------------------------------------------------------------------------- --------------- ----------------

      STOCKHOLDER'S EQUITY
      Common stock (no par value, 100 and 31.84 shares
          issued and outstanding, respectively)                                           2,100            2,000
      Class B common stock (no par value, 15.89 shares
           issued and outstanding at December 31, 1999)                                       -              100
      Additional paid-in-capital                                                          3,509            3,509
      Retained earnings                                                                   3,553            6,531
      -------------------------------------------------------------------------- --------------- ----------------
      Total stockholder's equity                                                          9,162           12,140
      -------------------------------------------------------------------------- --------------- ----------------
      Total liabilities and stockholder's equity                                        $69,639          $98,740
      -------------------------------------------------------------------------- --------------- ----------------
         See accompanying notes to condensed consolidated financial statements.


               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  Quarter Ended           Nine-Months Ended
                                                                                  September 30,             September 30,
                                                                              ------------ ----------- ------------ ------------
($ in thousands)                                                                  2000         1999        2000          1999
----------------------------------------------------------------------------- ------------ ----------- ------------ ------------

REVENUES
Interest and fee income on mortgages                                               $1,856      $2,379       $5,832       $7,192
Interest income on short-term investments                                             159         413          709        1,020
                                                                              ------------ ----------- ------------ ------------
     Total interest income                                                          2,015       2,792        6,541        8,212
Gain on early repayment of mortgages                                                  153          67          186          369
Other income (note 5)                                                                 112         116          308          168
----------------------------------------------------------------------------- ------------ ----------- ------------ ------------
Total revenues                                                                      2,280       2,975        7,035        8,749
----------------------------------------------------------------------------- ------------ ----------- ------------ ------------

EXPENSES

Interest on debentures                                                              1,543       2,044        5,313        6,121
Amortization of deferred debenture offering costs                                     153         225          552          678
General and administrative                                                            200         281          750          823
----------------------------------------------------------------------------- ------------ ----------- ------------ ------------
Total expenses                                                                      1,896       2,550        6,615        7,622
----------------------------------------------------------------------------- ------------ ----------- ------------ ------------

Income before income taxes and extraordinary item                                     384         425          420        1,127
Provision for income taxes                                                            177         195          192          516
                                                                              ------------ ----------- ------------ ------------
Income before extraordinary item                                                      207         230          228          611
Extraordinary item, net of tax (note 4)                                                -            -         (206)           -
----------------------------------------------------------------------------- ----------- ------------ ------------- -----------
Net income                                                                           $207        $230         $ 22         $611
----------------------------------------------------------------------------- ------------ ----------- ------------ ------------
See accompanying notes to condensed consolidated financial statements.


               Intervest Corporation of New York and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholder's Equity

                                   (Unaudited)

                                                                                                Nine-Months Ended
                                                                                                 September 30,
                                                                                          -----------------------------
($ in thousands)                                                                                2000             1999
----------------------------------------------------------------------------------------- -------------- --------------

COMMON STOCK

Balance at beginning of period                                                                  $ 2,000        $ 2,000
Retirement of 31.84 shares                                                                       (2,000)             -
Issuance of 100 shares to Parent Company                                                          2,100              -
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                          2,100          2,000
----------------------------------------------------------------------------------------- -------------- --------------

CLASS B COMMON STOCK

Balance at beginning of period                                                                      100            100
Retirement of 15.89 shares                                                                         (100)             -
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                              -            100
----------------------------------------------------------------------------------------- -------------- --------------

ADDITIONAL PAID-IN-CAPITAL, COMMON

----------------------------------------------------------------------------------------- -------------- --------------
Balance at beginning and end of period                                                            3,509          3,509
----------------------------------------------------------------------------------------- -------------- --------------

RETAINED EARNINGS

Balance at beginning of period                                                                    6,531          5,959
Cash dividend declared and paid to Parent Company                                                (3,000)             -
Net income for the period                                                                            22            611
----------------------------------------------------------------------------------------- -------------- --------------
Balance at end of period                                                                          3,553          6,570
----------------------------------------------------------------------------------------- -------------- --------------

----------------------------------------------------------------------------------------- -------------- --------------
Total stockholder's equity at end of period                                                     $ 9,162        $12,179
----------------------------------------------------------------------------------------- -------------- --------------
     See accompanying notes to condensed consolidated financial statements.


               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Nine-Months Ended
                                                                                               September 30,
                                                                                     ---------------- -----------------
   ($ in thousands)                                                                             2000          1999
   --------------------------------------------------------------------------------- ---------------- -----------------

   OPERATING ACTIVITIES

   Net income                                                                               $     22         $   611
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation                                                                                 15               3
     Amortization of deferred debenture offering costs                                           933             678
     Gain on early repayment of mortgages                                                       (186)           (369)
     Decrease in mortgage escrow funds payable                                                  (746)            (57)
     (Decrease) increase in debenture interest payable at maturity                            (1,613)          1,111
     Change in all other assets and liabilities, net                                             991             415
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash (used) provided by operating activities                                             (584)          2,392
   --------------------------------------------------------------------------------- ---------------- -----------------

   INVESTING ACTIVITIES
   Principal repayments of mortgage loans receivable, net                                      7,782          15,267
   Purchases of premises and equipment, net                                                        -             (62)
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash provided by investing activities                                                   7,782          15,205
   --------------------------------------------------------------------------------- ---------------- -----------------

   FINANCING ACTIVITIES
   Proceeds from issuance of debentures, net of offering costs                                     -           6,606
   Repayments of debentures                                                                  (24,000)        (10,000)
   Dividends paid to Parent Company                                                           (3,000)              -
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net cash used by financing activities                                                     (27,000)         (3,394)
   --------------------------------------------------------------------------------- ---------------- -----------------
   Net (decrease) increase in cash and cash equivalents                                      (19,802)         14,203
   Cash and cash equivalents at beginning of period                                           30,754          27,452
   --------------------------------------------------------------------------------- ---------------- -----------------
   Cash and cash equivalents at end of period                                                $10,952        $ 41,655
   --------------------------------------------------------------------------------- ---------------- -----------------

   SUPPLEMENTAL DISCLOSURES
   Cash paid (received) during the period for:
      Interest                                                                               $ 6,926        $  5,011
      Income taxes                                                                              (469)            624
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

Management believes that all loans at September 30, 2000 were collectible. During the reporting periods in this report, an allowance for loan loss reserves was not maintained and no loans were classified as nonaccrual or impaired.

Note 3 - Deferred Debenture Offering Costs

Costs related to offerings of debentures are deferred and amortized over the respective terms of the debentures. Deferred debenture offering costs consist primarily of underwriter's commissions. At September 30, 2000, deferred debenture offering costs, net of accumulated amortization of $2,111,000, amounted to $2,309,000. At December 31, 1999, deferred debenture offering costs, net of accumulated amortization of $3,529,000, amounted to $3,242,000. See note 4 for a discussion of certain debentures that were retired by the Company.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable and Extraordinary Item

The following table summarizes debentures payable.

                                                                               At September 30,     At December 31,
         ($ in thousands)                                                            2000                1999
         -------------------------------------------------------------------- ------------------- --------------------
         Series 06/29/92 - interest at 2% above prime - due April 1, 2000                $     -               $7,000
         Series 09/13/93 - interest at 2% above prime - due October 1, 2001                    -                8,000
         Series 01/28/94 - interest at 2% above prime - due April 1, 2002                      -                4,500
         Series 10/28/94 - interest at 2% above prime - due April 1, 2003                      -                4,500
         Series 05/12/95 - interest at 2% above prime - due April 1, 2004                  9,000                9,000
         Series 10/19/95 - interest at 2% above prime - due October 1, 2004                9,000                9,000
         Series 05/10/96 - interest at 2% above prime - due April 1, 2005                 10,000               10,000
         Series 10/15/96 - interest at 2% above prime - due October 1, 2005                5,500                5,500
         Series 04/30/97 - interest at 1% above prime - due October 1, 2005                8,000                8,000
         Series 11/10/98 - interest at 8% fixed       - due January 1, 2001                1,400                1,400
         Series 11/10/98 - interest at 81/2% fixed    - due January 1, 2003                1,400                1,400
         Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                2,600                2,600
         Series 06/28/99 - interest at 8% fixed       - due July 1, 2002                   2,500                2,500
         Series 06/28/99 - interest at 81/2% fixed    - due July 1, 2004                   2,000                2,000
         Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                   2,000                2,000
         -------------------------------------------------------------------- ------------------- --------------------
                                                                                         $53,400              $77,400
         -------------------------------------------------------------------- ------------------- --------------------

         The "Prime" refers to the prime rate of Chase Manhattan Bank, which was 9.5% on September 30 and June 30, 2000, 9% on March 31, 2000 and 8.50% at December 31, 1999.

In the first quarter of 2000, Series 6/29/92 debentures totaling $7,000,000 in principal and maturing on April 1, 2000 were redeemed for outstanding principal plus accrued interest of $1,435,000. In the second quarter of 2000, Series 9/13/93, 1/28/94 and 10/28/94 debentures maturing on October 1, 2001, April 1, 2002 and April 1, 2003, respectively, were redeemed for outstanding principal aggregating $17,000,000 plus accrued interest totaling $2,535,000. In connection with these early redemptions, approximately $382,000 of unamortized deferred debenture offering costs, net of a tax benefit of $176,000, was charged to expense and reported as an extraordinary item.

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

All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for Series 11/10/98 debentures due January 1, 2003 and 2005, which would be at a premium of 1% if the redemption is prior to January 1, 2001. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable and Extraordinary Item, Continued

Scheduled contractual maturities of debentures as of September 30, 2000 are summarized as follows:

   ($ in thousands)                                Principal   Accrued Interest
   ---------------------------------------------------------- ------------------
   For the three-months ended December 31, 2000        $   -               $  -
   For the year ended December 31, 2001                1,400                216
   For the year ended December 31, 2002                2,500                240
   For the year ended December 31, 2003                1,400                230
   For the year ended December 31, 2004               20,000              3,155
   Thereafter                                         28,100              1,746
   ---------------------------------------------------------- ------------------
                                                     $53,400             $5,587
   ---------------------------------------------------------- ------------------

Note 5 - Related Party Transactions

In June 1999, the Company entered into a service agreement with Intervest National bank, a wholly owned subsidiary of the Parent Company, to provide certain services related to the mortgage lending activities of Intervest National Bank. The Company received $61,000 and $205,000 from Intervest National Bank for the quarter and nine-months ended September 30, 2000, respectively, in connection with this service agreement. In 1999, the Company received $93,000 and $112,000 from Intervest National Bank for the quarter and nine-months ended September 30, 1999, respectively, in connection with this service agreement. These amounts are included in other income in the condensed consolidated statements of operations.

The Company participates with Intervest Bank and Intervest National Bank in certain mortgage loans. The balances of the Company's participation in these mortgages were $3,694,000 and $7,747,000 at September 30, 2000 and December 31, 1999, respectively. These two banks are wholly owned subsidiaries of the Parent Company.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is engaged in the real estate business and its results of operations are affected by general economic trends in real estate markets, as well as by trends in the general economy and the movement of interest rates. Since the properties underlying the Company's mortgages are concentrated in the New York City area, economic conditions in that area can also have an impact on the Company's operations.

On March 10, 2000,  Intervest  Bancshares  Corporation  (the  "Parent  Company")
acquired all the outstanding shares of the Company in exchange for 1,250,000 shares of the Parent Company's Class A common stock. Former shareholders of the Company are officers of the Parent Company and serve on the Boards of Directors of both companies.

The Company has historically invested primarily in short-term real estate mortgage loans that mature in approximately five years and are secured by income producing real property. The properties to be mortgaged are personally inspected by management and mortgage loans are made only on those properties where management is knowledgeable as to operating income and expense. The Company generally relies upon management in connection with the valuation of properties. From time to time, however, it may engage independent appraisers and other agents to assist in determining the value of income-producing properties underlying mortgages, in which case the costs associated with such services are generally paid by the mortgagor. The Company does not finance new construction. The Company may also, from time to time, acquire interests in real property, including fee interests.

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Total assets at September 30, 2000 declined to $69,639,000, from $98,740,000 at December 31, 1999. The majority of the decrease was due to the early retirement of $24,000,000 in debentures. The retirement of the debentures was funded by cash and cash equivalents.

Mortgage loans receivable, net of unearned income, amounted to $55,464,000 at September 30, 2000, compared to $63,290,000 at December 31, 1999. The decline was due to maturities and early repayments of loans exceeding new originations. At September 30, 2000 and December 31, 1999, the Company did not have any nonperforming loans.

Deferred debenture offering costs, net of accumulated amortization, declined to $2,309,000 at September 30, 2000, from $3,242,000 at December 31, 1999. The decline was due to normal amortization as well as the accelerated amortization of $382,000 in connection with the early retirement of $17,000,000 of debentures in the second quarter of 2000.

Total liabilities at September 30, 2000 declined to $60,477,000, from $86,600,000 at December 31, 1999. The decline reflected the aforementioned retirement of debentures and the payment of related accrued interest payable. Subordinated debentures outstanding at September 30, 2000 declined to $53,400,000, from $77,400,000 at December 31, 1999. Debenture interest payable at maturity declined to $5,587,000 at September 30, 2000, from $7,200,000 at December 31, 1999.

Stockholders' equity declined to $9,162,000 at September 30, 2000, from $12,140,000 at year-end 1999. The decrease was due to the payment of a $3,000,000 cash dividend to the Parent Company, partially offset by net income of $22,000 for the nine-months ended September 30, 2000.

Comparison of Results of Operations for the Quarter Ended September 30, 2000 and 1999

The Company recorded net income of $207,000 for the third quarter of 2000, compared to net income of $230,000 for the third quarter of 1999. The decline in earnings was primarily due to a $276,000 decrease in net interest income, partially offset by a lower level of general and administrative expenses.

Interest income was $2,015,000 for the quarter ended September 30, 2000, compared to $2,792,000 for the same period a year ago. The decrease of $777,000 was due to the decline in mortgage loans and short-term investments. The decline in interest-earning assets was partially offset by interest rate increases on floating-rate mortgage loans and higher yields earned on short-term investments.

Interest expense on debentures was $1,543,000 for the quarter ended September 30, 2000, compared $2,044,000 for the same period of 1999. The decrease of $501,000 was due to a decline in the principal amount of debentures outstanding, offset in part by interest rate increases on floating-rate debentures that are indexed to the Chase Manhattan Prime Rate, which increased on six occasions between June 1999 and June 2000, for a total increase of 175 basis points.

Amortization of deferred debenture offering costs was $153,000 for the quarter ended September 30, 2000, compared to $225,000 for the same period of 1999. The decrease of $72,000 reflected the retirement of debentures.

General and administrative expenses declined to $200,000 for the quarter ended September 30, 2000, from $281,000 for the same period of 1999. The decrease primarily reflected a decline in compensation and benefits.

The provision for income taxes amounted to $177,000 and $195,000 for the quarter ended September 30, 2000 and 1999, respectively. The provision represented 46% of pretax income for each period.

Comparison of Results of Operations for the Nine-months Ended September 30, 2000 and 1999

The Company recorded net income $22,000 for the nine-months ended September 30, 2000, compared to net income of $611,000 for the same period of 1999. The decline in earnings was primarily due to a $862,000 decline in net interest income and an extraordinary charge, net of taxes, of $206,000, in connection with the early retirement of debentures. These items were partially offset by a $324,000 decline in the provision for income taxes.

Interest income was $6,541,000 for the nine-months ended September 30, 2000, compared to $8,212,000 for the same period a year ago, or a decrease of $1,671,000. Interest expense on debentures was $5,313,000 for the nine-months ended September 30, 2000, compared to $6,121,000 for the same period of 1999, or an $809,000 decrease. Amortization of deferred debenture offering costs was $552,000 for the nine-months ended September 30, 2000, compared to $678,000 for the same period of 1999, or a decrease of $126,000. General and administrative expenses aggregated $750,000 for the nine-months ended September 30, 2000, compared to $823,000 for the same period of 1999, or a decrease of $72,000. The reasons for the aforementioned declines are the same as those discussed in the Comparison of Results of Operations for the Quarter Ended September 30, 2000 and September 30, 1999.

The provision for income taxes amounted to $192,000 and $516,000 for the nine-months ended September 30, 2000 and 1999, respectively. The provision represented 46% of pretax income for each period.

The extraordinary item represents $382,000 of unamortized deferred debenture offering costs that was charged to expense in the second quarter of 2000 in connection with the earlier retirement of debentures. This expense was reported as an extraordinary charge, net of a tax benefit of $176,000, in the condensed consolidated statements of operations for the nine-months ended September 30, 2000.

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

In the first half of 2000, the Company repaid $24,000,000 in principal amount of debentures, plus accrued interest of $3,970,000 to debenture holders. The Company maintained adequate funds to retire these debentures. During the first quarter of 2000, the Company paid a cash dividend of $3,000,000 to the Parent Company. At September 30, 2000, the Company's total commitment to lend aggregated approximately $1,800,000.

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

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit the adverse impact of changes in interest rates on the Company's net interest income and capital. A sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)  Not Applicable  (b)  Not Applicable  (c) Not Applicable  (d) Not Applicable

ITEM 3.  Defaults Upon Senior Securities

         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable.

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

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Date: November 10, 2000       By: /s/ Lowell S. Dansker
                              --------------------------------------------------
                                      Lowell S. Dansker,  President  (Principal
                                      Executive Officer), Treasurer  (Principal
                                      Financial   Officer   and   Principal
                                      Accounting Officer) and Director

Date:  November 10, 2000      By: /s/ Lawrence G. Bergman
                              --------------------------------------------------
                                      Lawrence G. Bergman, Vice President,
                                      Secretary and Director