Form 10-K
period 2000-12-31
INTERVEST CORPORATION OF NEW YORK
filed 2001-03-07
CIK 835955

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                             -----------------

                       Commission File Number 33-22976-NY
                                              -----------

                        INTERVEST CORPORATION OF NEW YORK
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                        13-3415815
----------------------------                 ----------------------------------
(State or other jurisdiction                (I.R.S. employer identification no.)
 of incorporation)


                        10 Rockefeller Plaza, Suite 1015

                          New York, New York 10020-1903
             -------------------------------------------------------
                     (Address of principal executive offices)

                                 (212) 218-2800
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

                                      None
                             ----------------------
                                (Title of class)

 Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934
                                      None
                             -----------------------
                                (Title of class)


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes XX No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

As of February 1, 2001, there were 100 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
None

               Intervest Corporation of New York and Subsidiaries

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1   Description of Business ............................................. 2

Item 2   Description of Properties............................................ 5

Item 3   Legal Proceedings.................................................... 5

Item 4   Submission of Matters to Vote of Security Holders.................... 5


PART II

Item 5   Market for Common Equity and Related Stockholder Matters............. 6

Item 6   Selected Financial Data.............................................. 6

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................... 7

Item 7A  Quantitative and Qualitative Disclosures about Market Risk...........10

Item 8   Financial Statements and Supplementary Data..........................10

Item 9   Changes In and Disagreements with Accountants on

               Accounting and Financial Disclosure............................26


PART III

Item 10  Directors and Executive Officers of the Registrant...................26

Item 11  Executive Compensation...............................................27

Item 12  Security Ownership of Certain Beneficial Owners and Management.......28

Item 13  Certain Relationships and Related Transactions.......................28

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K......28

Signatures....................................................................31

                                     PART I

Item 1.  Description of Business
         -----------------------

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company's net interest income; other income or cash flow anticipated from the Company's operations, investment and lending activities; and changes in laws and regulations affecting the Company.

General

Intervest Corporation of New York and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation (hereafter referred to as the "Company" on a consolidated basis), are engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. The principal office of the Company is located at 10 Rockefeller Plaza, Suite 1015, New York, New York 10020-1903, and its telephone number is 212-218-2800.

On March 10, 2000, Intervest Bancshares Corporation (hereafter referred to as the "Parent Company") acquired all the outstanding capital stock of the Company in exchange for shares of the Parent Company's Class A common stock. As a result of the acquisition, the Company became a wholly owned subsidiary of the Parent Company, which is a bank holding company. Former shareholders of the Company are officers and directors of both the Company and the Parent Company. The Parent Company also owns Intervest National Bank, a national bank located in New York, New York and Intervest Bank, a Florida state-chartered commercial bank with four banking offices in Clearwater, Florida and one in South Pasadena, Florida.

Market Area and Competition

The Company's lending activities have been concentrated in the New York City metropolitan region. The Company also makes loans in other states, including Connecticut, Florida, New Jersey, North Carolina, Pennsylvania, Virginia and Washington D.C.

In connection with originating mortgage loans, the Company experiences significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors engaged in purchasing mortgages or making real property investments with investment objectives similar in whole or in part to the Company's. An increase in the general availability of funds may increase competition in the making of investments in mortgages and real property, and may reduce the yields available therefrom.

Lending Activities

The Company's lending activities include both long-term and short-term mortgage loans on income producing properties, such as office and commercial properties and multifamily residential apartment buildings. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages.

At December 31, 2000, the Company's loan portfolio amounted to $52,800,000 compared to $64,119,000 at December 31, 1999. A substantial portion of these mortgages are secured by multi-family apartment buildings located in the City of New York.

Mortgage loans originated and acquired are solicited directly by the Company's officers, from existing borrowers, through advertising and from broker referrals. The Company has in the past and may in the future participate in mortgages originated by its affiliates, including Intervest National Bank and Intervest Bank.

The Company's mortgage loans typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgages owned by the Company provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage, or if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage. To the extent that the aggregate net revenues from the Company's mortgage investments are insufficient to provide funds equal to the payments due under the Company's debt obligations, then the Company would be required to utilize its working capital for such purposes or otherwise obtain the necessary funds from outside sources. No assurance can be given that such funds would be available to the Company. The Company's mortgage loans are generally not personal obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise.

In determining whether to make mortgage loans, the Company analyzes relevant real property and financial factors, which in certain cases may include factors such as: the condition and use of the subject property; the property's income-producing capacity; and the quality, experience and creditworthiness of the property's owner. The Company requires that all mortgaged properties be covered by property insurance in amounts deemed adequate in the opinion of management. In addition, management as part of the approval process makes physical inspections of properties being considered for mortgage loans.

The Company's mortgage loans include: (i) first mortgage loans; (ii) junior mortgage loans; and (iii) wraparound mortgage loans. Wraparound mortgages are loans under which the principal amount of and debt service on one or more senior mortgages is included within the principal amount of and debt service on the wraparound mortgage. A holder of a wraparound mortgage may be required to pay the obligations due under such senior mortgages from the payments that it receives on the wraparound mortgage.

With respect to wraparound mortgages, such mortgages are generally negotiated and structured on an individual, case by case basis, and may be structured to include any or all of the following provisions: (i) the Company may lend money to a real property owner who would be obligated to repay the senior underlying mortgage debt as well as the new wraparound indebtedness owed to the Company;
(ii) the Company may legally assume the obligation to make the payments due on the senior underlying mortgage debt; (iii) the real property owner-debtor may agree to make payments to the Company in satisfaction of both the senior underlying mortgage debt and the new wraparound indebtedness owed to the Company; (iv) the Company may receive a mortgage on the real property to secure repayment of the total amount of indebtedness (wraparound indebtedness and the senior underlying mortgage indebtedness).

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

The Company does not have a formal policy regarding the percentage of its assets that may be invested in any single mortgage, or in any type of mortgage investment, or regarding the geographic location of properties collateralizing the mortgages owned by the Company.
                                        3

Real Estate Investing Activities

The Company, from time to time, may purchase equity interests in real property or it may acquire such an equity interest pursuant to a foreclosure upon a mortgage in the normal course of business. With respect to such equity interests in real estate, the Company may acquire and retain title to properties either directly or through a subsidiary. While no such transactions are presently pending, the Company would, in appropriate circumstances, consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities. While the Company has not previously made acquisitions of real property or managed income-producing property, its management has had substantial experience in the acquisition and management of properties and, in particular, multifamily residential properties.

Temporary Investment Activities

The Company has historically invested its excess cash (after meeting its lending commitments) in commercial paper and certificate of deposits issued by large commercial banks, and U.S. government securities. The level of such investments fluctuates based on various factors, including liquidity needs, loan demand and scheduled repayments of debentures. Cash and short-term investments at December 31, 2000 amounted to $19,476,000, compared to $30,754,000 at December 31, 1999.

Loan Loss Experience

For financial reporting purposes, the Company considers a loan as delinquent or non-performing when it is contractually past due 90 days or more as to principal or interest payments. The Company evaluates its portfolio of mortgage loans based on various factors to determine the need for an allowance for loan losses. Based on its review, an allowance for loan losses is presently not maintained. At December 31, 2000 and 1999, the Company did not have any nonperforming assets or impaired loans.

Sources of Funds

The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations. Subordinated debentures outstanding at December 31, 2000 totaled $57,150,000, compared to $77,400,000 at December 31, 1999.

Employees

At December 31, 2000, the Company employed 12 full-time employees. The employees are not covered by a collective bargaining agreement and the Company believes its employee relations are good.

Federal and State Taxation

Commencing in 2000, the Company is filing consolidated Federal and combined New York State and City income tax returns with its Parent Company on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. Income taxes are provided as if the Company filed a separate consolidated tax return with its subsidiaries.

Investment in Subsidiaries

                                                          At December 31, 2000
                                            ------------------------------------------  Subsidiaries
($ in thousands)                            % of                        Equity in       Earnings (Loss) for the
                                            Voting          Total       Underlying      Year Ended Dec. 31,
Subsidiary                                  Stock         Investment    Net Assets      2000   1999     1998
                                           -------        ----------    ----------      -----------------------
Intervest Distribution Corporation            100%             $  33         $  33       $(1)   $ 1      $ -
Intervest Realty Servicing Corporation        100%             $ 671         $ 671       $18    $15      $19


There were no dividends paid to the Company by its subsidiaries in 2000, 1999 or 1998.

Effect of Government Regulation

Investment in mortgages on real properties may be impacted by government regulation in several ways. Residential properties may be subject to rent control and rent stabilization laws. As a consequence, the owner of the property may be restricted in its ability to raise the rents on apartments. If real estate taxes, fuel costs and maintenance of and repairs to the property were to increase substantially, and such increases are not offset by increases in rental income, the ability of the owner of the property to make the payments due on the mortgage as and when they are due might be adversely affected.

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

Laws regulating the storage, disposal and clean up of hazardous or toxic substances at real property have been adopted at the federal, state and local levels. Such laws may impose a lien on the real property superior to any mortgages on the property. In the event such a lien were imposed on any property, which serves as security for a mortgage owned by the Company, the security for such mortgage could be impaired.

In addition, as a bank holding company, the Parent Company is extensively regulated under both Federal and state laws and regulations.


Item 2.   Description of Properties
          -------------------------
The office of the Company is located in leased premises at 10 Rockefeller Plaza, New York, N.Y, 10020. The lease expires on September 30, 2004.


Item 3.   Legal Proceedings
          -----------------
The Company may periodically be party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing real property loans, and other issues incident to the Company's business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------
There is no established trading market for the Company's shares of common stock. As of December 31, 2000, the Company's outstanding common stock was 100% owned by the Parent Company.

The payment of dividends by the Company to the Parent Company is subject to restrictions. The Company cannot declare or pay any dividend or make any distribution on its capital stock (other than dividends or distributions payable in capital stock), or purchase, redeem or otherwise acquire or retire for value, or permit any subsidiary to purchase or otherwise acquire for value, capital stock of the Company, if at the time of such payment, the Company is not in compliance with the indentures under which the Company's debentures were issued

The Company declared and paid a $3,000,000 cash dividend to the Parent Company in 2000. The payment of dividends is determined by the Company's Board of Directors and in addition to the restrictions noted above, is dependent upon results of operations and financial condition of the Company, and tax considerations of both the Company and the Parent Company. The actual amount, if any, and timing of future dividends will depend on such factors.

Item 6.   Selected Financial Data
          -----------------------
The table below presents selected consolidated financial data. This data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

------------------------------------------------------------------------------------------------------------------------------------
                                                                         At or For The Year Ended December 31,
                                                          --------------------------------------------------------------------------
($ in thousands)                                                 2000          1999          1998          1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Financial Condition Data:
Total assets                                                  $74,860       $98,740       $99,605       $95,262       $91,890
Cash and short-term investments                                19,476        30,754        27,452        15,622        16,937
Loans receivable, net                                          51,992        63,290        67,251        74,007        69,366
Subordinated debentures and related interest payable (1)       64,347        84,600        85,791        82,966        79,006
Stockholder's equity                                            9,269        12,140        11,568        10,522        10,075
Operations Data:
Interest income                                                $8,519       $10,552       $11,743       $10,485       $ 9,843
Gain on early repayment of mortgages receivable                   340           369           291           215           282
Other income                                                      415           298            59            31            26
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                  9,274        11,219        12,093        10,731        10,151
------------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                6,922         8,150         8,510         8,181         7,053
Amortization of deferred debenture offering costs                 714           899           891           958           869
General and administrative expenses                             1,015         1,118           944           773           948
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                  8,651        10,167        10,345         9,912         8,870
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and extraordinary item               623         1,052         1,748           819         1,281
Provision for income taxes                                        288           480           801           373           584
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                  335           572           947           446           697
Extraordinary item, net of taxes (2)                             (206)           -             -             -             -
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $ 129         $ 572         $ 947         $ 446         $ 697
------------------------------------------------------------------------------------------------------------------------------------
Ratios and Other Data
Ratio of earnings to fixed charges (3)                            1.1           1.1           1.2           1.1           1.2
Dividends paid                                                 $3,000          $  -         $   -         $   -          $  -
------------------------------------------------------------------------------------------------------------------------------------

(1)      Includes current portion of obligations.
(2)      Represents a charge, net of taxes, in connection with the early retirement of certain debentures.
(3)      The ratio of earnings to fixed charges has been computed by dividing earnings (before the provision for income taxes and fixed charges) by fixed charges. Fixed charges consist of interest  expense  incurred  during the period and amortization of deferred debenture offering costs.

                                        6

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------
General

Intervest Corporation of New York and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation (hereafter referred to as the "Company" on a consolidated basis), is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans.

On March 10, 2000, Intervest Bancshares Corporation (hereafter referred to as the "Parent Company") acquired all the outstanding capital stock of the Company in exchange for shares of the Parent Company's Class A common stock. As a result of the acquisition, the Company became a wholly owned subsidiary of the Parent Company, which is a bank holding company. Former shareholders of the Company are officers and directors of both the Company and the Parent Company. The Parent Company also owns Intervest National Bank, a national bank located in New York, New York and Intervest Bank, a Florida state-chartered commercial bank with four banking offices in Clearwater, Florida and one in South Pasadena, Florida.

The Company's results of operations are affected by general economic trends in real estate markets, as well as by trends in the general economy and the movement of interest rates. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic conditions in that area can also have an impact on the Company's operations. The rental housing market in New York City remains stable and the Company expects that such properties will continue to appreciate in value with little or no reduction in occupancy rates.

The Company has historically invested primarily in short-term real estate mortgage loans secured by income producing real property that mature in approximately five years. The properties to be mortgaged are personally inspected by management and mortgage loans are made only on those properties where management is knowledgeable as to operating income and expense. The Company generally relies upon management in connection with the valuation of properties. From time to time, however, it may engage independent appraisers and other agents to assist in determining the value of income-producing properties underlying mortgages, in which case the costs associated with such services are generally paid by the mortgagor. The Company does not finance new construction. While the Company has not previously made acquisitions of real property, it may also, from time to time, acquire interests in real property, including fee interests.

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

The prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely

Comparison of Financial Condition at December 31, 2000 and December 31, 1999

Total assets at December 31, 2000 declined to $74,860,000, from $98,740,000 at December 31, 1999. The majority of the decrease was due to the retirement of $24,000,000 in debentures. The retirement of the debentures was funded by cash and cash equivalents.

Mortgage loans receivable, net of unearned income, amounted to $51,992,000 at December 31, 2000, compared to $63,290,000 at December 31, 1999. At December 31, 2000 and 1999, the Company did not have any loans on a nonaccrual status. The Company's policy is to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when in the opinion of the Company's management, principal or interest is not likely to be paid in accordance with the terms of the loan.

Management's periodic evaluation of the need for or adequacy of the allowance for loan loss reserves is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on any impaired loans that may be susceptible to significant change. An allowance for loan loss reserves was not maintained at any time during 2000 and 1999. Although management believes it uses the best information available to make determinations with respect to the need for an allowance, future adjustments may be necessary if economic conditions, or other factors, differ from those assumed. An allowance for loan loss reserves would be established through a provision charged to operations.

Deferred debenture offering costs, net of accumulated amortization, declined to $2,397,000 at December 31, 2000, from $3,242,000 at December 31, 1999. The decline was due to normal amortization as well as the accelerated amortization of $382,000 of costs in connection with the early retirement of $17,000,000 of debentures in 2000.

Total liabilities at December 31, 2000 declined to $65,591,000, from $86,600,000 at December 31, 1999. The decline reflected the retirement of debentures. Subordinated debentures outstanding at December 31, 2000 declined to $57,150,000, from $77,400,000 at December 31, 1999.

Stockholder's equity declined to $9,269,000 at December 31, 2000, from $12,140,000 at December 31, 1999. The decrease was due to the payment of a $3,000,000 cash dividend to the Parent Company, partially offset by net income for 2000 of $129,000.

Comparison of Results of Operations for the Year Ended December 31,2000 and 1999

The Company had net income of $129,000 in 2000, compared to net income of $572,000 in 1999. The decline in earnings was primarily due to an extraordinary charge, net of taxes, of $206,000, in connection with the early retirement of debentures, as well as a lower level of interest income from mortgage loans. These items were partially offset by a decline in interest expense on debentures.

Total interest income was $8,519,000 in 2000, compared to $10,552,000 in 1999. The decrease of $2,033,000 was due to declines in the average balance of mortgage loans (due to principal repayments exceeding new originations) and short-term investments outstanding. These declines were partially offset by interest rate increases on floating-rate mortgage loans and higher yields earned on short-term investments.

Total noninterest income was $755,000 in 2000, compared to $667,000 in 1999. The increase of $88,000 was due to an increase in service fee income received from Intervest National Bank.

Interest expense on debentures was $6,922,000 in 2000, compared $8,150,000 in 1999. The decrease of $1,228,000 was due to a decline in the average balance of debentures outstanding (resulting from retirements exceeding new issues), offset in part by interest rate increases on various floating-rate debentures tied to the Chase Manhattan Bank prime rate. This rate increased six times from June 30, 1999 to June 30, 2000 for a total of 175 basis points.

Amortization of deferred debenture offering costs was $714,000 in 2000, compared
to  $899,000  in  1999.  The  decrease   reflected  the  retirement  of  various
debentures.

General and administrative expenses aggregated $1,015,000 in 2000, relatively unchanged from $1,118,000 in 1999.

The provision for income taxes amounted to $288,000 and $480,000 for 2000 and 1999, respectively. The provision represented 46% of pretax income for each period.

The extraordinary charge of $206,000 represents $382,000 of unamortized deferred debenture offering costs that was charged to expense in the second quarter of 2000 in connection with the earlier retirement of debentures, less a related tax benefit of $176,000.

Comparison of Results of Operations for the Year Ended December 31,1999 and 1998

The Company recorded net income of $572,000 in 1999, compared to $947,000 in 1998. The decline in earnings was primarily due to a lower level of interest income from mortgage loans and an increase in general and administrative expenses. These items were partially offset by a decline in interest expense on debentures and a lower provision for income taxes.

Total interest income was $10,552,000 in 1999, compared to $11,743,000 in 1998. The decrease of $1,191,000 was due to a decline in the average balance of mortgage loans outstanding (due to principal repayments exceeding new originations), partially offset by an increase in the average balance of short-term investments. These factors were partially offset by interest rate increases on floating-rate mortgage loans and higher yields earned on short-term investments.

Total noninterest income was $667,000 in 1999, compared to $350,000 in 1998. The increase of $317,000 was due to $223,000 in fee income received from Intervest National Bank and a $78,000 increase in income from the early repayment of mortgages. In June 1999, the Company entered into a service agreement with Intervest National Bank (a wholly owned subsidiary of the Parent Company) with respect to providing mortgage loan origination and servicing services to Intervest National Bank.

Interest expense on debentures was $8,150,000 in 1999, compared $8,510,000 in 1998. The decrease of $360,000 was due to a decline in the average balance of debentures outstanding (resulting from retirements exceeding new issues) and lower rates paid on new debentures issued since November 1998. These items were partially offset by interest rate increases on floating-rate debentures that are tied to the Chase Manhattan Bank prime rate. This rate increased three times in 1999 for a total of 75 basis points.

Amortization of deferred debenture offering costs was $899,000 in 1999, compared to $891,000 in 1998.

General and administrative expenses aggregated $1,118,000 in 1999, compared to $944,000 in 1998. The increase of $174,000 resulted mainly from an increase in payroll expense, offset in part by the elimination of management fees previously paid to an affiliate of the Company.

The provision for income taxes amounted to $480,000 and $801,000 for 1999 and 1998, respectively. The provision represented 46% of pretax income for each period.

Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet operations, lending commitments and the repayment of debentures. The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations. For information about the cash flows from the Company's operating, investing and financing activities, see the consolidated statements of cash flows in this report.

In the first half of 2000, the Company repaid $24,000,000 in principal amount of debentures, plus accrued interest of $3,970,000 to debenture holders. The Company maintained adequate funds to retire these debentures. During the first quarter of 2000, the Company paid a cash dividend of $3,000,000 to the Parent Company. In November of 2000, the Company completed the sale of debentures in the aggregate principal amount of $3,750,000, which resulted in net proceeds of $3,500,000 after underwriter's commissions and other issuance costs.

At December 31, 2000, the Company's total commitment to lend aggregated approximately $3,800,000. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

Impact of Inflation and Changing Prices

The financial statements and related financial data concerning the Company presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of the Company than do the effects of changes in the general rate of inflation and changes in prices. Additionally, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

In a rising rate environment, it is possible that the Company would have to devote a higher percentage of the interest payments it receives from its fixed-rate mortgages to meet the interest payments due on variable-rate Debentures. However, it should be noted that the interest rate on variable-rate Debentures is limited to a maximum of 12%.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------
Not Applicable

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The following consolidated financial statements of the Company are included herein:
-  Independent Auditors' Report  (page 11)
-------------------------------

-  Consolidated Balance Sheets at December 31, 2000 and 1999  (page 12)
------------------------------------------------------------

-  Consolidated  Statements of Operations for the Years Ended December 31, 2000,
----------------------------------------------------------------------------
   1999 and 1998 (page 13)
   -------------

-  Consolidated  Statements of Changes in  Stockholders' Equity  for  the  Years
--------------------------------------------------------------------------------
   Ended December 31, 2000, 1999 and 1998  (page 14)
   --------------------------------------

-  Consolidated  Statements of Cash Flows for the Years Ended December 31, 2000,
--------------------------------------------------------------------------------
   1999 and 1998 (page 15)
   -----------------------

-  Notes to the Consolidated  Financial Statements (pages 16 to 23)
--------------------------------------------------

 - Schedule IV - Mortgage Loans on Real Estate (page 24)
----------------------------------------------

The following table sets forth information with respect to the composition of loans receivable at December 31:

                                                      2000          1999         1998         1997          1996
                                                      ----          ----         ----         ----          ----
                                                    Carrying      Carrying     Carrying     Carrying      Carrying
($ in thousands)                                     Value         Value         Value        Value        Value
------------------------------------------------------------------------------------------------------------------
Commercial real estate and multifamily loans        $52,800       $64,119       $68,074      $75,202      $70,601
Deferred loan fees and unamortized discounts           (808)         (829)         (824)      (1,195)      (1,235)
------------------------------------------------------------------------------------------------------------------
Loans receivable, net                               $51,992       $63,290       $67,250      $74,007      $69,366
------------------------------------------------------------------------------------------------------------------
Loans on a nonaccrual status at year end             $    -         $   -         $   -        $   -        $   -
------------------------------------------------------------------------------------------------------------------

Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

         INDEPENDENT AUDITORS' REPORT



         Board of Directors and Stockholder
         Intervest Corporation of New York
         New York, New York:

         We have audited the accompanying consolidated balance sheets of Intervest Corporation of New York and Subsidiaries (the "Company") at December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000. Our audits also included the financial statement schedule listed in the exhibit index as item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above fairly present, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles. Also in our opinion, the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         /s/ Richard A. Eisner & Company, LLP
         ------------------------------------
         Richard A. Eisner & Company, LLP
         New York, New York

         January 18, 2001

               Intervest Corporation of New York and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                    At December 31,
                                                                                             -----------------------------
      ($ in thousands)                                                                            2000           1999
      --------------------------------------------------------------------------------------------------------------------
      ASSETS

      Cash and due from banks                                                                   $ 1,986         $1,535
      Short-term investments (note 2)                                                            17,490         29,219
                                                                                             -----------------------------
          Total cash and cash equivalents                                                        19,476         30,754
      Mortgage loans receivable, net of unearned fees and discount (note 3)                      51,992         63,290
      Accrued interest receivable                                                                   544            646
      Income taxes receivable                                                                         -            320
      Fixed assets, net (note 4)                                                                     75             96
      Deferred debenture offering costs, net (note 5)                                             2,397          3,242
      Other assets                                                                                  376            392
      --------------------------------------------------------------------------------------------------------------------
      Total assets                                                                              $74,860        $98,740
      --------------------------------------------------------------------------------------------------------------------

      LIABILITIES
      Mortgage escrow funds payable                                                               $ 828         $1,854
      Subordinated debentures payable (note 6)                                                   57,150         77,400
      Debenture interest payable at maturity (note 6)                                             7,197          7,200
      Other liabilities                                                                             416            146
      --------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                          65,591         86,600
      --------------------------------------------------------------------------------------------------------------------

      Commitments and contingencies (notes 4 and11)

      STOCKHOLDER'S EQUITY
      Common stock (no par value, 100 and 31.84 shares
          issued and outstanding, respectively)                                                   2,100          2,000
      Class B common stock (no par value, 15.89 shares
          issued and outstanding at December 31, 1999)                                               -             100
      Additional paid-in-capital                                                                  3,509          3,509
      Retained earnings (note 7)                                                                  3,660          6,531
      --------------------------------------------------------------------------------------------------------------------
      Total stockholder's equity                                                                  9,269         12,140
      --------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholder's equity                                                $74,860        $98,740
      --------------------------------------------------------------------------------------------------------------------
      See accompanying notes to consolidated financial statements.

                                       12

               Intervest Corporation of New York and Subsidiaries
                      Consolidated Statements of Operations

                                                                                          Year Ended December 31,
                                                                                  ---------------------------------------

         ($ in thousands)                                                              2000         1999          1998
         ----------------------------------------------------------------------------------------------------------------
         REVENUES
         Interest and fee income on mortgages                                        $7,576       $ 9,103      $11,106
         Interest income on short-term investments                                      943         1,449          637
                                                                                    -------------------------------------
              Total interest income                                                   8,519        10,552       11,743
         Gain on early repayment of mortgages                                           340           369          291
         Other income (note 9)                                                          415           298           59
         ----------------------------------------------------------------------------------------------------------------
         Total revenues                                                               9,274        11,219       12,093
         ----------------------------------------------------------------------------------------------------------------

         EXPENSES

         Interest on debentures                                                       6,922         8,150        8,510
         Amortization of deferred debenture offering costs                              714           899          891
         General and administrative                                                   1,015         1,118          944
         ----------------------------------------------------------------------------------------------------------------
         Total expenses                                                               8,651        10,167       10,345
         ----------------------------------------------------------------------------------------------------------------

         Income before income taxes and extraordinary item                              623         1,052        1,748
         Provision for income taxes                                                     288           480          801
                                                                                    -------------------------------------
         Income before extraordinary item                                               335           572          947
         Extraordinary item, net of tax (note 6)                                       (206)           -            -
         ----------------------------------------------------------------------------------------------------------------
         Net income                                                                    $129         $ 572        $ 947
         ----------------------------------------------------------------------------------------------------------------
         See accompanying notes to consolidated financial statements.

                                       13

               Intervest Corporation of New York and Subsidiaries
           Consolidated Statements of Changes in Stockholder's Equity
                                                                                                 Year Ended December 31,
                                                                                       -----------------------------------------

   ($ in thousands)                                                                           2000         1999          1998
   -----------------------------------------------------------------------------------------------------------------------------
   COMMON STOCK
   Balance at beginning of year                                                             $ 2,000      $ 2,000       $ 2,000
   Retirement of 31.84 shares                                                                (2,000)           -             -
   Issuance of 100 shares to Parent Company                                                   2,100            -             -
   -----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                                     2,100        2,000         2,000
   -----------------------------------------------------------------------------------------------------------------------------

   CLASS B COMMON STOCK
   Balance at beginning of year                                                                 100          100             -
   Issuance of 15.89 shares                                                                                    -           100
   Retirement of 15.89 shares                                                                  (100)           -             -
   -----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                                         -          100           100
   -----------------------------------------------------------------------------------------------------------------------------

   ADDITIONAL PAID-IN-CAPITAL
   -----------------------------------------------------------------------------------------------------------------------------
   Balance at beginning and end of year                                                       3,509        3,509         3,509
   -----------------------------------------------------------------------------------------------------------------------------

   RETAINED EARNINGS
   Balance at beginning of year                                                               6,531        5,959         5,012
   Cash dividend declared and paid to Parent Company                                         (3,000)           -             -
   Net income for the year                                                                      129          572           947
   -----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                                     3,660        6,531         5,959
   -----------------------------------------------------------------------------------------------------------------------------

   -----------------------------------------------------------------------------------------------------------------------------
   Total stockholder's equity at end of year                                                $ 9,269     $ 12,140       $11,568
   -----------------------------------------------------------------------------------------------------------------------------
   See accompanying notes to consolidated financial statements.


               Intervest Corporation of New York and Subsidiaries
                      Consolidated Statements of Cash Flows
                                                                                             Year Ended December 31,
                                                                                     -----------------------------------------

   ($ in thousands)                                                                      2000          1999          1998
   ---------------------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES
   Net income                                                                          $  129       $   572        $  947
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:

     Depreciation                                                                          21             6            -
     Amortization of deferred debenture offering costs                                  1,096           899           891
     Amortization of premiums, fees and discounts, net                                   (451)         (292)         (598)
     Gain on early repayment of mortgage loans                                           (340)         (369)         (291)
    (Decrease) increase in mortgage escrow funds payable                               (1,026)         (181)          418
    (Decrease) increase in debenture interest payable at maturity                          (3)        1,709           525
     Change in all other assets and liabilities, net                                    1,478          (164)          162
   --------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                              904         2,180         2,054
   --------------------------------------------------------------------------------------------------------------------------

   INVESTING ACTIVITIES
   Principal repayments of mortgage loans receivable                                   39,164        41,740        49,137
   Originations and purchases of mortgage loans receivable                            (27,846)      (37,120)      (41,494)
   Purchases of premises and equipment, net                                               -            (102)         -
   --------------------------------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                                           11,318         4,518         7,643
   --------------------------------------------------------------------------------------------------------------------------

   FINANCING ACTIVITIES
   Proceeds from issuance of debentures, net of offering costs                          3,500         6,604         4,533
   Principal repayments of debentures                                                 (24,000)      (10,000)       (2,500)
   Dividends paid to Parent Company                                                    (3,000)          -             -
   Proceeds from issuance of stock                                                        -             -             100
   --------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                                (23,500)       (3,396)        2,133
   --------------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                               (11,278)        3,302        11,830
   Cash and cash equivalents at beginning of year                                      30,754        27,452        15,622
   --------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                                           $19,476       $30,754       $27,452
   --------------------------------------------------------------------------------------------------------------------------

   SUPPLEMENTAL DISCLOSURES Cash paid (received) during the year for:

   Interest                                                                           $ 6,925       $ 6,442       $ 7,985
   Income taxes                                                                          (340)          780           657
  ---------------------------------------------------------------------------------------------------------------------------
  See accompanying notes to consolidated financial statements.


               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

1.       Description of Business and Summary of Significant Accounting Policies

         Description of Business

         Intervest Corporation of New York and Subsidiaries (the "Company") is engaged in the real estate business, including the origination and purchase of real estate mortgage loans on income producing properties. On March 10, 2000, Intervest Bancshares Corporation (hereafter referred to as the "Parent Company") acquired all the outstanding capital stock of the Company in exchange for shares of the Parent Company's Class A common stock. As a result of the acquisition, the Company became a wholly owned subsidiary of the Parent Company, which is a bank holding company. Former shareholders of the Company are officers and directors of both the Company and the Parent Company.

         Principles of Consolidation, Basis of Presentation and Use of Estimates

         The consolidated financial statements include the accounts of Intervest Corporation of New York and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan loss reserves.

         Cash Equivalents

         For purposes of the statements of cash flows, cash equivalents include short-term investments that have maturities of three months or less when purchased.

         Mortgage Loans Receivable

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

         Allowance for Loan Losses

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

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

         Fixed Assets

         Fixed assets are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Maintenance, repairs and minor improvements are charged to operating expense as incurred

         Deferred Debenture Offering Costs

         Costs relating to offerings of debentures are amortized over the terms of the debentures. Deferred debenture offering costs consist primarily of underwriters' commissions.

         Income Taxes

         Under SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law or rates is recognized in income in the period that includes the enactment date of change. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on a review of available evidence.

         Off-Balance Sheet Financial Instruments

         In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated financial statements when they are funded and related fees are recorded when incurred or received.

2.       Short-Term Investments

         At December 31, 2000, short-term investments was comprised of bank commercial paper. At December 31, 1999, short-term investments was comprised of bank commercial paper and U.S. government agency securities.

3.       Mortgage Loans Receivable

         Mortgage loans receivable are summarized as follows:

                                                       At December 31, 2000        At December 31, 1999
                                                       --------------------        --------------------
      ($ in thousands)                              # of loans       Amount      # of loans      Amount
    --------------------------------------------------------------------------------------------------
    Residential multifamily loans                        27       $46,553             35      $49,251
    Commercial real estate loans                          7         6,247             15       14,868
    --------------------------------------------------------------------------------------------------
    Loans receivable                                     34        52,800             50       64,119
    --------------------------------------------------------------------------------------------------
    Deferred loan fees and discount                                  (808)                       (829)
    --------------------------------------------------------------------------------------------------
    Loans receivable, net                                         $51,992                     $63,290
    --------------------------------------------------------------------------------------------------

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

3.       Mortgage Loans Receivable, Continued

         At December 31, 2000, the loan portfolio consisted of $42,744,000 and $10,056,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $17,977,000 of fixed-rate loans and $34,823,000 of adjustable-rate loans.

         At December 31, 2000, effective interest rates on mortgages ranged from 7.68% to 16.73%. Many of the mortgage loans have an interest rate floor which resets upward along with any increase in the loan's interest rate. This feature reduces the loan's interest rate exposure to periods of declining interest rates.

         During 2000, 1999 and 1998, certain mortgages were repaid in full prior to their maturity date. The prepayments resulted in the recognition of unearned fees and discount associated with such loans, as well as the receipt of prepayment penalties in certain cases. For 2000, 1999 and 1998, income associated with the prepayments of mortgages was $340,000, $369,000 and $291,000, respectively.

         Credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers, is significantly related to local economic conditions in the areas the properties are located, as well as the Company's underwriting standards. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties (such as office buildings, shopping centers and rental and cooperative apartment buildings).

         The geographic distribution of the properties that collateralize the loan portfolio is summarized as follows:

                                          At December 31, 2000       At December 31, 1999
                                          --------------------       --------------------
   ($ in thousands)                       Amount    % of Total       Amount    % of Total
   --------------------------------------------------------------------------------------
   New York                              $42,193         79.9%      $49,334         76.9%
   Connecticut                               187          0.4         4,180          6.5
   Pennsylvania                                -            -         3,360          5.3
   Florida                                 7,820         14.8         3,128          4.9
   North Carolina                          2,068          3.9         2,172          3.4
   New Jersey                                  -            -         1,377          2.1
   All other                                 532          1.0           568          0.9
   -------------------------------------------------------------------------------------
                                         $52,800       100.0%       $64,119        100.0%
   -------------------------------------------------------------------------------------

The table below shows the scheduled contractual principal repayments of the loan portfolio at December 31, 2000:
  ($ in thousands)
  ---------------------------------------------------------------------------------------
  For the year ended December 31, 2001                                           $19,884
  For the year ended December 31, 2002                                             9,923
  For the year ended December 31, 2003                                               628
  For the year ended December 31, 2004                                             4,815
  For the year ended December 31, 2005                                             2,905
  Thereafter                                                                      14,645
  ---------------------------------------------------------------------------------------
                                                                                 $52,800
  ---------------------------------------------------------------------------------------

At December 31, 2000, $17,172,000 of loans with adjustable rates and $15,743,000 of loans with fixed rates were due after one year. At December 31, 2000 and 1999, the Company did not have any loans on a nonaccrual status or impaired. An allowance for loan losses was not maintained during 2000 and 1999.

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

4.       Fixed Assets, Lease Commitments and Rental Expense
               Fixed assets is summarized as follows:

                                                                               At December 31,
              ($ in thousands)                                              2000            1999
              -------------------------------------------------------------------------------------
              Furniture, fixtures and equipment                            $ 44            $  44
              Automobiles                                                    58               58
              -------------------------------------------------------------------------------------
              Total cost                                                    102              102
              ------------------------------------------------------------------------------------
              Less accumulated deprecation                                  (27)              (6)
              -------------------------------------------------------------------------------------
              Fixed assets, net                                            $ 75            $  96
              -------------------------------------------------------------------------------------

         The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rents, the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $179,000 in 2000 and $177,000 in 1999 and 1998. The Company shares its rented space with affiliates who were charged rent of $1,000 in 2000 and 1999, and $71,000 in 1998. The
         Company's future minimum annual lease payments under the office lease at December 31, 2000, are as follows: $192,000 in 2001; $192,000 in
         2002;  $192,000  in 2003;  and  $143,000  in 2004 for an  aggregate  of
         $719,000.

5.       Deferred Debenture Offering Costs
         Deferred debenture offering costs are summarized as follows:

                                                                     At December 31,
                                                                     ---------------
          ($ in thousands)                                        2000           1999
          -------------------------------------------------------------------------------------
          Deferred debenture offering costs                      $4,670         $6,595
          Less accumulated amortization                          (2,273)        (3,353)
          -------------------------------------------------------------------------------------
          Deferred debenture offering costs, net                 $2,397         $3,242
          -------------------------------------------------------------------------------------

6.       Subordinated Debentures Payable and Extraordinary Item
             The following table summarizes debenture payable.

                                                                                                At December 31,
                                                                                               ----------------
                  ($ in thousands)                                                             2000          1999
                  ------------------------------------------------------------------------------------------------
                  Series 06/29/92 - interest at 2% above prime - due April 1, 2000             $   -       $ 7,000
                  Series 09/13/93 - interest at 2% above prime - due October 1, 2001               -         8,000
                  Series 01/28/94 - interest at 2% above prime - due April 1, 2002                 -         4,500
                  Series 10/28/94 - interest at 2% above prime - due April 1, 2003                 -         4,500
                  Series 05/12/95 - interest at 2% above prime - due April 1, 2004             9,000         9,000
                  Series 10/19/95 - interest at 2% above prime - due October 1, 2004           9,000         9,000
                  Series 05/10/96 - interest at 2% above prime - due April 1, 2005            10,000        10,000
                  Series 10/15/96 - interest at 2% above prime - due October 1, 2005           5,500         5,500
                  Series 04/30/97 - interest at 1% above prime - due October 1, 2005           8,000         8,000
                  Series 11/10/98 - interest at 8% fixed       - due January 1, 2001           1,400         1,400
                  Series 11/10/98 - interest at 81/2% fixed    - due January 1, 2003           1,400         1,400
                  Series 11/10/98 - interest at 9% fixed       - due January 1, 2005           2,600         2,600
                  Series 06/28/99 - interest at 8% fixed       - due July 1, 2002              2,500         2,500
                  Series 06/28/99 - interest at 81/2% fixed    - due July 1, 2004              2,000         2,000
                  Series 06/28/99 - interest at 9% fixed       - due July 1, 2006              2,000         2,000
                  Series 09/18/00 - interest at 8% fixed       - due January 1, 2004           1,250             -
                  Series 09/18/00 - interest at 81/2% fixed    - due January 1, 2006           1,250             -
                  Series 09/18/00 - interest at 9% fixed       - due January 1, 2008           1,250             -
                  ------------------------------------------------------------------------------------------------
                                                                                             $57,150       $77,400
                  ------------------------------------------------------------------------------------------------

                                               19

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
6.       Subordinated Debentures Payable and Extraordinary Item , Continued

         The "Prime" in the preceding table refers to the prime rate of Chase Manhattan Bank, which was 9.5% on December 31, 2000, and 8.5% at December 31, 1999.

         On March 1, 2000, Series 6/29/92 debentures totaling $7,000,000 in principal and maturing on April 1, 2000 were redeemed for outstanding principal plus accrued interest of $1,435,000. In the second quarter of 2000, Series 9/13/93, 1/28/94 and 10/28/94 debentures maturing on October 1, 2001, April 1, 2002 and April 1, 2003, respectively, were redeemed for outstanding principal aggregating $17,000,000 plus accrued interest totaling $2,535,000. In connection with these early redemptions, approximately $382,000 of unamortized deferred debenture offering costs, net of a tax benefit of $176,000, was charged to expense and reported as an extraordinary item in 2000.

         The Series 5/12/95, 10/19/95,  5/10/96, 10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,540,000 of these debentures is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

         The Series 11/10/98, 6/28/99 and 9/18/00 debentures accrue and compound interest quarterly, with such interest due and payable at maturity. The holders of these debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year beginning on July 1, 2001, July 1, 2002 and January 1, 2004, respectively, provided, however that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity of debentures, on a non-cumulative basis.

         All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for Series 9/18/00 debentures, which would be at a premium of 1% if the redemption is prior to January 1, 2002. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

         Scheduled contractual maturities of debentures as of December 31, 2000 are summarized as follows:

          ($ in thousands)                                                    Principal      Accrued Interest
          ---------------------------------------------------------------------------------------------------
          For the year ended December 31, 2001                                    $1,400               $1,233
          For the year ended December 31, 2002                                     2,500                  295
          For the year ended December 31, 2003                                     1,400                  265
          For the year ended December 31, 2004                                    21,250                3,418
          For the year ended December 31, 2005                                    26,100                1,682
          Thereafter                                                               4,500                  304
          ---------------------------------------------------------------------------------------------------
                                                                                 $57,150               $7,197
          ---------------------------------------------------------------------------------------------------

7.       Dividend Restriction

         The payment of dividends by the Company to the Parent Company is subject to restrictions. The Company cannot declare or pay any dividend or make any distribution on its capital stock (other than dividends or distributions payable in capital stock), or purchase, redeem or otherwise acquire or retire for value, or permit any subsidiary to purchase or otherwise acquire for value, capital stock of the Company, if at the time of such payment, the Company is not in compliance with the indentures under which the Company's debentures were issued. The Company declared and paid a $3,000,000 cash dividend to the Parent Company in 2000.

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
  8.     Profit Sharing Plan

         In 2000, the Company established a tax-qualified, profit sharing plan and trust in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan is available to each of the Company's employees who elects to participate after meeting certain length-of-service requirements. The Company's contributions to the profit sharing plans are discretionary and vest to the employees over a period of time. Total Company contributions to the plan for 2000 was approximately $1,000.

  9.     Related Party Transactions

         The Company participates with Intervest Bank and Intervest National Bank (wholly owned subsidiaries of the Parent Company) in certain mortgage loans. The balances of the Company's participation in these mortgages were $2,629,000 and $7,747,000 at December 31, 2000 and 1999,
         respectively.

         The Company entered into a service agreement in June 1999, with Intervest National Bank with respect to providing mortgage loan origination and servicing services to Intervest National Bank. The Company received $278,000 and $224,000 from Intervest National Bank for 2000 and 1999, respectively, in connection with this service agreement. These amounts are included in other income in the consolidated statements of operations.

         The Company has short-term investments and noninterest-bearing deposit accounts with Intervest Bank and Intervest National Bank totaling approximately $554,000 at December 31, 2000 and $6,088,000 at December 31, 1999.

         In connection with the placement of subordinated debentures in 1998 and 2000, Intervest Securities Corporation, an affiliate of the Company, received commissions and fees aggregating $34,000 in 2000, $35,700 in 1999 and $258,300 in 1998.

         Prior to January 1, 1999, the Company utilized personnel and other facilities of affiliated entities and was charged service fees for general and administrative expenses for placing mortgages, servicing mortgages and distributing debenture interest checks. Such fees amounted to $295,000 in 1998.

         The  Company  acquired  furniture,   fixtures  and  equipment  in  1999
         aggregating $40,000 from an affiliate of the Company.

10.      Income Taxes

         Commencing in 2000, the Company is filing consolidated Federal and combined New York State and City income tax returns with its Parent Company on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. Income taxes are provided as if the Company filed a separate consolidated tax return with its subsidiaries.

         At December 31, 2000 and 1999, the Company's net deferred tax asset was $10,000 and $24,000, respectively. The asset relates to the unrealized benefit for: net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that will result in future tax deductions. A valuation allowance was not maintained at any time during 2000 and 1999.
                                       21

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
10.     Income Taxes, Continued
Total income tax expense (benefit) is allocated as follows:

                                                                      For the Year Ended December 31,
                                                                     --------------------------------
        ($ in thousands)                                              2000        1999         1998
        ---------------------------------------------------------------------------------------------
        Income before extraordinary item                              $288        $480         $801
        Extraordinary item                                            (176)          -           -
        ---------------------------------------------------------------------------------------------
                                                                      $112        $480         $801

Income tax expense attributable to income before extraordinary item consists of the following:

        ($ in thousands)                                           Current     Deferred       Total
      -----------------------------------------------------------------------------------------------
        Year Ended December 31, 2000:
        -----------------------------
          Federal                                                    $189          $10        $199
          State and Local                                              85            4          89
      -----------------------------------------------------------------------------------------------
                                                                     $274          $14        $288
      -----------------------------------------------------------------------------------------------
        Year Ended December 31, 1999:
        -----------------------------
          Federal                                                    $284          $ 4        $288
          State and Local                                             190            2         192
      -----------------------------------------------------------------------------------------------
                                                                     $474          $ 6        $480
      -----------------------------------------------------------------------------------------------
        Year Ended December 31, 1998:
      -----------------------------
          Federal                                                    $475          $ 6        $481
          State and Local                                             316            4         320
      -----------------------------------------------------------------------------------------------
                                                                     $791          $10        $801
      -----------------------------------------------------------------------------------------------

The components of deferred tax expense are summarized as follows:

                                                                    For the Year Ended December 31,
                                                                    -------------------------------
       ($ in thousands)                                             2000       1999        1998
       ------------------------------------------------------------------------------------------------
       Debenture underwriting commissions                         $  -         $ 3          $  6
       Deferred loan fees and discount                              16           3             4
       Depreciation                                                 (2)          -             -
       ------------------------------------------------------------------------------------------------
                                                                   $14          $6          $ 10
       ------------------------------------------------------------------------------------------------

The tax effects of the temporary differences that give rise to the deferred tax asset are summarized as follows:

                                                                         At December 31,
                                                                        ----------------
                                                                       2000          1999
    ($ in thousands)
    -------------------------------------------------------------------------------------------
    Deferred loan fees and discount                                     $8            $24
    Depreciation                                                         2              -
    -------------------------------------------------------------------------------------------
                                                                       $10            $24
    -------------------------------------------------------------------------------------------

A reconciliation between the statutory federal income tax rate and the Company's effective tax rate follows:

                                                                For the Year Ended December 31,
                                                                -------------------------------
 ($ in thousands)                                                 2000      1999      1998
 ----------------------------------------------------------------------------------------------
 Tax provision at statutory rate                                  34.0%     34.0%      34.0%
 Increase (decrease) in taxes resulting from:

   State and local income taxes, net of Federal benefit           12.1      12.2       12.2
    All other                                                      0.1      (0.6)      (0.4)
 ----------------------------------------------------------------------------------------------
                                                                  46.2%     45.6%      45.8%
 ------------------------------------------------------------------------------------------

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------
11.      Commitments and Contingencies

         Effective July 1, 1995, the Company entered into an employment agreement with its Executive Vice-President, who is also a director and shareholder of the Parent Company, for a term of ten years at an annual salary in the present amount of $167,279, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. In the event of the executive's death or disability, one-half of this amount will continue to be paid for a term as defined in the agreement. Effective August 3, 1998, the Company modified the aforementioned employment agreement to provide for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000.

         The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. At December 31, 2000, commitments to extend credit amounted to $3,800,000.

         The Company is periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of mortgage loans, and other issues incident to the Company's business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

12.      Estimated Fair Value of Financial Instruments

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

         Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market transaction. The fair value estimates also do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument, nor estimated transaction costs. Further, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on and have not been considered in the fair value estimates. Finally, fair value estimates do not attempt to estimate the value of anticipated future business and the Company's customer relationships.

                                             INTERVEST CORPORATION OF NEW YORK
                                       SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                as of DECEMBER 31, 2000

                                Effective Stated   Final                           Face     Carrying
                                Interest Interest Maturity Payment Prior      Amount of    Amount of    Prepayment Penalty/
    Description                  Rate     Rate     Date    Terms   Liens       Mortgage     Mortgage       Other Fees
-----------------------------------------------------------------------------------------------------------------------------------
Commercial first Mortgages
  Office Buildings
       New City, New York        12.15%    6.20% 12/08/10    Y     $            $ 170,000  $ 128,000   none
  Restaurants
       Decatur and
             Jonesboro, Georgia  12.82%    8.50%   4/1/13    M                    426,000    345,000   none
       Manassas, Virginia        12.69%    6.50% 12/01/05    Y                    107,000     90,000   0.50%
       Irondequoint, New York    12.34%    7.20% 12/01/12    Y                    223,000    174,000   1.00%
    Hotel
       New York, New York         9.63%    9.00%  2/01/04    M                  3,170,000  3,121,000   3% prior to 2/02, 2% prior
                                                                                                       to 2/03, 1% prior to 2/04
    Retail
       Yonkers, New York         12.98%   12.50%  1/01/01    M                  1,907,000  1,906,000   0.50%
       Wappingers Falls, New York 8.90%    8.63%   2/1/04    M                    245,000    243,000   none

Residential first Mortgages
    Rental Apartment Buildings
       Bronx, New York           10.71%   10.00%  7/01/06    M                    588,000    574,000   none
       Bronx, New York           11.28%   11.00% 11/01/12    M                  1,983,000  1,955,000   none
       Charlotte, North Carolina 12.66%   11.50%  2/01/01    M                  2,068,000  2,066,000   1.00%
       Bronx, New York           13.75%   13.75%   1/1/10    M                  1,288,000  1,288,000   not prepayable until 2/1/05
       Bronx, New York           12.75%   12.75%   1/1/11    M                  1,029,000  1,029,000   no prepayment permitted
       New York, New York        11.28%   11.00%  5/29/03    M                    628,000    625,000   2% until 5/02 then 1%
       Bronx, New York           14.40%   13.00%   6/1/13    M                    665,000    546,000   no prepayment permitted
       Bronx, New York           13.10%   12.75%  11/1/11    M                  1,710,000  1,684,000   not prepayable until 1/1/03
       Bronx, New York           13.50%   13.50%  11/1/13    M                  3,442,000  3,442,000   no prepayment permitted
       Opa Locka , Florida       13.57%   11.50%  2/15/01    M                  2,785,000  2,778,000   1.00%
       New York, New York         9.10%    8.63%  10/1/02    M                  6,261,000  6,216,000   2.0% until 10/01 then 1.0%
       New York, New York         8.49%    8.00%  3/30/02    M                    925,000    920,000   1.00%
       New York, New York         7.68%    7.50%  11/1/04    M                  1,400,000  1,393,000   none
       Hartford , Connecticut    13.50%   13.50% 12/18/00    M                    186,000    186,000   1.00%
       New York, New York         7.97%    7.63%  10/1/02    M                    684,000    681,000   none
       New York, New York        12.80%   11.50%  2/01/02    M                  1,764,000  1,742,000   1.00%
       Brooklyn, New York        13.23%   10.50%  10/1/01    M                  2,669,000  2,620,000   1.50%
       New York, New York         8.88%    8.88%  11/1/01    M                    225,000    225,000   none
       New York, New York         8.88%    8.88%  11/1/01    M                     75,000     75,000   none
       New York, New York        15.42%   11.50%   9/1/01    M                  5,250,000  5,128,000   1.13%
       Bronx, New York           12.75%   12.75%   8/1/02    M                    871,000    871,000   not prepayable until balance
                                                                                                         is under $200,000
Residential Junior Mortgages
    Rental Apartment Buildings
       Miami, Florida            11.92%   10.50%  7/01/01    M     2,992,000    1,939,000  1,926,000   1.00%
       Miami, Florida (1)        12.07%   10.50%  7/01/01    M                  3,097,000  3,073,000   1.00%
       New York, New York         9.09%    8.00%  5/27/01    M     2,659,000    1,934,000  1,925,000   1.00%
       New York, New York        16.73%   11.50%  1/14/02    M     1,564,000      139,000    133,000   1.00%
       New York, New York         9.27%    8.63%  10/1/02    M     6,261,000      149,000    148,000   2% prior to 10/1, then 1%
       New York, New York        12.26%   11.50%  10/1/05    M     3,396,000    2,798,000  2,736,000   5% prior to 10/01, 4% prior
                                                                                                       to 10/02, 3% prior to 10/03
                                                                                                       2% prior to 10/4, then 1%
                                                                 ---------------------------------------
                                                          TOTAL $ 16,872,000 $ 52,800,000 $51,992,000
                                                                =======================================
    Notes:
    (Y) Yearly principal and interest payments.
    (M) Monthly principal and interest payments.
    (1) Prior lien amount included in preceding mortgage.

                                            INTERVEST CORPORATION OF NEW YORK
                                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (continued)


    The following summary reconciles mortgages receivable at their carrying value

                                                                         Year Ended December 31,
                                                                -------------------------------------
                                                                  2000          1999           1998
                                                                -------------------------------------
    Balance at beginning of period                           $ 63,290,000    $ 67,250,000   $ 74,007,000
         Additions during period
           Mortgages originated and acquired                   27,846,000      37,120,000     41,494,000

 Deductions during period
           Collections of principal, net of amortization of   (39,144,000)    (41,080,000)   (48,251,000)
            fees and discounts
                                                             --------------------------------------------
    Balance at end of period                                 $ 51,992,000    $ 63,290,000   $ 67,250,000
                                                             --------------------------------------------



Item 9. Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------
None
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The current directors and executive officers of the Company are as follows:

      Lawrence G. Bergman, age 56, serves as a Director, and as Vice President and Secretary of the Company and has served in such capacities since the Company was organized in 1987. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman is also a Director, Vice-President and Secretary of Intervest Bancshares Corporation, the Parent Company, Director and a member of the Loan Committee of Intervest National Bank and Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank, a Florida state-chartered bank, both of which banks are wholly owned subsidiaries of Intervest Bancshares Corporation.

      Michael A. Callen, age 60, serves as a Director of the Company, and has served in such capacity since October, 1992. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Mr. Callen is President of Avalon Argus Associates, a financial consulting firm. Previously, Mr. Callen had been Senior Advisor, The National Commercial Bank, Jeddah, Kingdom of Saudi Arabia and was a Director and Sector Executive at Citicorp/Citibank , responsible for corporate banking activities in North America, Europe and Japan. Mr. Callen is a Director of Intervest Bancshares Corporation and Intervest National Bank, and also serves as a Director of AMBAC, Inc.

      Jerome Dansker, age 82, serves as a Director and as Executive Vice President of the Company, and has served in such capacity since November, 1993. Mr. Dansker became Chairman of the Board of Directors in June, 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker is a Director, Chairman of the Board and Executive Vice President of Intervest Bancshares Corporation. He is also Chairman of the Board of Directors and Chairman of the Loan Committee of Intervest National Bank and Director and Chairman of the Loan Committee of Intervest Bank.

      Lowell S. Dansker, age 50, serves as a Director, and as President and Treasurer of the Company, and has served in such capacities since the Company was organized in 1987. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also a Director, President and Treasurer of Intervest Bancshares Corporation, Chief Executive Officer, Director and a member of the Loan Committee of Intervest National Bank and Co-Chairman of the Board of Directors and a member of the Loan Committee of Intervest Bank.

      Wayne F. Holly, age 44, serves as a Director of the Company and has served in such capacity since June, 1999. Mr. Holly received a Bachelor of Science degree in Economics from Alfred University. Mr. Holly is President of Sage, Rutty & Co., Inc., a member of the Boston Stock Exchange, with offices in Rochester, New York and Canandaigua, New York, and is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

      Edward J. Merz, age 69, serves as a Director of the Company and has served in such capacity since February, 1998. Mr. Merz received a Bachelor of Business Administration from City College of New York and is a graduate of the Stonier School of Banking at Rutgers University. Mr. Merz is Chairman of the Board of Directors of the Suffolk County National Bank of Riverhead and of its parent, Suffolk Bancorp. and has been an officer and director of those companies for more than five years. He is also a director of Intervest Bancshares Corporation and Intervest National Bank.

      Lawton Swan, III, age 58, serves as a Director of the Company, and has served in such capacity since February, 2000. Mr. Swan received a Bachelor of Science degree from Florida State University in Business Administration and Insurance. Mr. Swan is President of Interisk Corporation, a consulting firm specializing in risk management and employee benefit plans, which he founded in 1978. He is also a director of Intervest Bancshares Corporation, Intervest National Bank and Intervest Bank.

      Thomas E. Willett, age 53, serves as a Director of the Company, and has served in such capacity since March, 1999. Mr. Willett received a Bachelor of Science Degree from the United States Air Force Academy and a law degree from Cornell University School of Law. Mr. Willett has been a partner of Harris Beach LLP, a law firm in Rochester, New York, for more than five years and is a director of Intervest Bancshares Corporation and Intervest National Bank.

      David J. illmott, age 62, serves as a Director of the Company, and has served in such capacity since June, 1989. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 25 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

      Wesley T. Wood, ge 58, serves as a Director of the Company, and has served in such capacity since April, 1992. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank, a Director of the Center of Direct Marketing at New York University, a member of the Marketing Committee at Fairfield University in Connecticut, and a Trustee of St. Dominics in Oyster Bay, New York.

All of the directors of the Company have been elected to serve as directors until the next annual meeting of the Company's shareholders. Each of the officers of the Company has been elected to serve as an officer until the next annual meeting of the Company's directors.

Mr. Bergman's wife is the sister of Lowell S. Dansker and Jerome Dansker is the father of Lowell S. Dansker and Mrs. Bergman.

Item 11.  Executive Compensation
          ----------------------
Each of the directors receives a fee of $250 for each meeting of the Board of Directors he attends.

Effective as of July 1, 1995, the Company entered into an employment agreement with Mr. Jerome Dansker, its Chairman and Executive Vice President. The agreement is for a term of ten years and provides for the payment of an annual salary in the present amount of $167,278, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for the payment of unused vacation time, monthly expense account payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of the amount which otherwise would have been paid to Mr. Dansker will continue until the greater of (i) the balance of the term of employment, or (ii) three years. Effective August 3, 1998, the Company modified the employment agreement to provide for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000.

The following table sets forth information concerning total compensation paid during the last three years to the Company's Chairman and Executive Vice President. No other executive officer of the Company received annual compensation in excess of $100,000.

                                                              SUMMARY COMPENSATION TABLE
  ----------------------------------------------------------------------------------------------------------------------------
                                                    Annual Compensation                     Long-Term Compensation
                                              --------------------------------------------------------------------------------
                                                                                    Other Annual

         Name and Principal Position                Year      Salary     Bonuses    Compensation         Awards       Pay-Outs
  --------------------------------------------------------------------------------------------------------------------------
  Jerome Dansker,
    Chairman and Executive Vice President           2000    $157,810      $    -          $1,300           $  -          $   -
                                                    1999    $167,414     $ 9,305          $1,550           $  -          $   -
                                                    1998    $152,739    $100,000            $  -           $  -          $   -
  ----------------------------------------------------------------------------------------------------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Since March of 2000, the 100% of the outstanding stock of the Company has been owned by: Intervest Bancshares Corporation, 10 Rockefeller Plaza, Suite 1015 New York, New York 10020.

Item 13.  Certain Relationships and Related Transactions

In connection with its acquisition by Intervest Bancshares Corporation in March 2000, the former shareholders of the Company received an aggregate of 1,250,000 shares of the Class A Common Stock of Intervest Bancshares Corporation in exchange for all of the issued and outstanding shares of capital stock of the Company.

Mr. Wayne F. Holly, who is a director of the Company, also serves as President of Sage, Rutty & Co., Inc., which firm has acted as an underwriter/placement agent in connection with the Company's offerings of debentures, including the offering of debentures conducted during fiscal 2000 and 1999.

Mr. Thomas E. Willett, who is a director of the Company, also is a partner in the law firm of Harris Beach LLP, which firm has provided legal services to the Company and the Parent Company in 2000 and 1999.

In connection  with the placement of  subordinated  debentures in 1998 and 2000,
Intervest  Securities  Corporation,   an  affiliate  of  the  Company,  received
commissions and fees aggregating $34,000 in 2000 and $35,700 in 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)    Financial Statements:
             See Item 8 "Financial Statements and Supplementary Data"

(a)   (2)    Financial Statement Schedules: IV - Mortgage Loans on Real Estate
             (See Item 8 "Financial Statements and Supplementary Data")

             All  other   schedules   have  been   omitted   because   they  are
             inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

(a)   (3)    Exhibits: The following exhibits are filed herein as part of this
             Form 10-K:

Exhibit No.   Description of Exhibit

       2. Agreement and Plan of Merger dated as of November 1, 1999 by and among the Company, Intervest Bancshares Corporation and ICNY Acquisition Corporation, incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999, wherein such document was filed as Exhibit 2.0.

       3.1 Certificate of Incorporation of the Company, incorporated by reference to Registrant's Registration Statement on Form S-18 (File No. 33-27404-NY), declared effective May 12, 1989.

      3.2 Certificate of Amendment to Certificate of Incorporation dated August 17, 1998, incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998, wherein such document was filed as Exhibit 3.

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

      4.5 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of September 15, 1993, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-65812), declared effective on September 13, 1993.

      4.6 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of February 1, 1994, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-73108), declared effective on January 28, 1994.

      4.7 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of November 1, 1994, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-84812), declared effective on October 28, 1994.

      4.8 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of June 1, 1995, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-90596) declared effective on May 12, 1995.

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

      4.14 Indenture between the Company and the Bank of New York, as Trustee, dated December 1, 1998, incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998, wherein such document was filed as Exhibit 4.

      4.15 Agreements of Resignation, Appointment and Acceptance dated as of April 30, 1992, by and among the Company, First American Bank of Georgia, N.A. and The Bank of New York, incorporated by reference to the Company's annual report on Form 10K for the year ended December 31, 1992 wherein such documents were filed as Exhibit 4.8.

      4.16 Indenture between the Company and the Bank of New York, as Trustee, dated September 15, 2000.

      10.0 Employment Agreement between the Company and Jerome Dansker dated as of July 1, 1995, incorporated by reference to the Company's Registration Statement on Form S-11 (File #33-96662), declared effective on October 19, 1995.

      10.1 Amendment to Employment Agreement between the Company and Jerome Dansker dated August 3, 1998, incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998, wherein such document was filed as Exhibit 10.

      (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST CORPORATION OF NEW YORK
(Registrant)

By:   /s/ Lowell S. Dansker                      Date:          March 6, 2001
     --------------------------                      -------------------------
     Lowell S. Dansker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman of the Board, Executive Vice President and Director:

By:  /s/ Jerome Dansker                         Date:           March 6, 2001
     ----------------------                         -------------------------
        Jerome Dansker

President, Treasurer and Director

(Principal Executive, Financial and Accounting Officer):

By: /s/ Lowell S. Dansker                      Date:            March 6, 2001
    ------------------------                        -------------------------
        Lowell S. Dansker

Vice President, Secretary and Director:

By: /s/ Lawrence G. Bergman                    Date:            March 6, 2001
    --------------------------                      -------------------------
      Lawrence G. Bergman

Directors:

By:                                            Date:
     -----------------------------------            -------------------------
        Michael A. Callen

By:  /s/ Wayne F. Holly                        Date:            March 6, 2001
     -----------------------------------            -------------------------
        Wayne F. Holly

By:   /s/ Edward J. Merz                       Date:            March 6, 2001
     -----------------------------------            -------------------------
        Edward J. Merz

By:  /s/ Lawton Swan, III                      Date:            March 6, 2001
     -----------------------------------            -------------------------
        Lawton Swan, III

By:  /s/ Thomas E. Willett                     Date:            March 6, 2001
     -----------------------------------            -------------------------
        Thomas E. Willett

By:  /s/ David J. Willmott                     Date:            March 6, 2001
     -----------------------------------            -------------------------
        David J. Willmott

By:  /s/ Wesley T. Wood                        Date:            March 6, 2001
     -----------------------------------            -------------------------
        Wesley T. Wood

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