Form 10-Q
period 2001-03-31
INTERVEST CORPORATION OF NEW YORK
filed 2001-05-11
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2001

                         Commission File No. 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
             (Exact name of registrant as specified in its charter)


        New York                                               13-3415815
---------------------------------                      -------------------------
(State or other jurisdiction of                             (I.R.S. employer
        incorporation)                                       identification no.)
        or organization)

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
                                              ----   ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                       Shares Outstanding:
-------------------                        ------------------

Common Stock, no par value per share       100 shares outstanding at May 1, 2001
------------------------------------       -------------------------------------

================================================================================

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                                    FORM 10-Q
                                 March 31, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
     Item 1.   Financial Statements

        Condensed Consolidated Balance Sheets
            as of March 31, 2001 (Unaudited) and December 31, 2000...........  2

        Condensed Consolidated Statements of Operations (Unaudited)
            for the Three-Months Ended March 31, 2001 and 2000...............  3

        Condensed Consolidated Statements of Changes in Stockholder's )
            Equity (Unaudited for the Three-Months Ended March 31, 2001
            and 2000.........................................................  4
        Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three-Months Ended March 31, 2001 and 2000...............  5

        Notes to Condensed Consolidated Financial Statements (Unaudited).....  6

        Review by Independent Certified Public Accountants ..................  9

        Report on Review by Independent Certified Public Accountants......... 10

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................... 11

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.... 13

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings............................................. 13

     Item 2.   Changes in Securities and Use of Proceeds..................... 13

     Item 3.   Defaults Upon Senior Securities............................... 13

     Item 4.   Submission of Matters to a Vote of Security Holders........... 13

     Item 5.   Other Information............................................. 13

     Item 6.   Exhibits and Reports on Form 8-K ............................. 13

Signatures................................................................... 13

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

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

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM 1. Financial Statements
----------------------------

               Intervest Corporation of New York and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                                                             (Unaudited)
                                                                                               March 31,     December 31,
      ($ in thousands)                                                                          2001            2000
      -------------------------------------------------------------------------------------------------------------------
      ASSETS
      Cash and due from banks                                                                     $1,469           $1,986
      Short-term investments                                                                      14,606           17,490
                                                                                           ------------------------------
          Total cash and cash equivalents                                                         16,075           19,476
      Mortgage loans receivable, net of unearned fees and discount (note 2)                       54,775           51,992
      Accrued interest receivable                                                                    458              544
      Income taxes receivable                                                                         81                -
      Fixed assets, net                                                                               70               75
      Deferred debenture offering costs, net (note 3)                                              2,256            2,397
      Other assets                                                                                   391              376
      -------------------------------------------------------------------------------------------------------------------
      Total assets                                                                              $ 74,106          $74,860
      -------------------------------------------------------------------------------------------------------------------

      LIABILITIES
      Mortgage escrow funds payable                                                             $  1,240          $   828
      Income taxes payable                                                                             -              118
      Subordinated debentures payable (note 4)                                                    55,750           57,150
      Debenture interest payable  (note 4)                                                         7,580            7,197
      Other liabilities                                                                              321              298
      -------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                           64,891           65,591
      -------------------------------------------------------------------------------------------------------------------

      STOCKHOLDER'S EQUITY
      Common stock (no par value, 100 shares issued and outstanding)                               2,100            2,100
      Additional paid-in-capital                                                                   3,509            3,509
      Retained earnings                                                                            3,606            3,660
      -------------------------------------------------------------------------------------------------------------------
      Total stockholder's equity                                                                   9,215            9,269
      -------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholder's equity                                                $ 74,106          $74,860
      -------------------------------------------------------------------------------------------------------------------
              See accompanying notes to condensed consolidated financial statements.



               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                     Three-Months Ended
                                                                                                          March 31,
                                                                                               ----------------------------
($ in thousands)                                                                                    2001            2000
---------------------------------------------------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                                                              $1,544          $2,001
Interest income on short-term investments                                                            289             368
                                                                                               ----------------------------
     Total interest income                                                                         1,833           2,369
Gain on early repayment of mortgages                                                                   4              16
Other income (note 5)                                                                                142              81
---------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                      1979           2,466
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                                                              1617           2,035
Amortization of deferred debenture offering costs                                                    157             221
General and administrative                                                                           303             278
---------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                                      2077           2,534
---------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                            (98)            (68)
Income tax benefit                                                                                  (44)            (33)
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                           $(54)           $(35)
---------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholder's Equity
                                   (Unaudited)

                                                                                               Three-Months Ended
                                                                                                   March 31,
                                                                                          -----------------------------
($ in thousands)                                                                                2001          2000
-----------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period                                                               $ 2,100       $ 2,000
Retirement of 31.84 shares                                                                      -           (2,000)
Issuance of 100 shares to Parent Company                                                        -            2,100
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                       2,100         2,100
-----------------------------------------------------------------------------------------------------------------------
CLASS B COMMON STOCK
Balance at beginning of period                                                                  -              100
Retirement of 15.89 shares                                                                      -             (100)
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                        -              -
-----------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN-CAPITAL, COMMON
-----------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                         3,509         3,509
-----------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at beginning of period                                                                 3,660         6,531
Cash dividend declared and paid to Parent Company                                               -           (3,000)
Net loss for the period                                                                          (54)          (35)
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                       3,606         3,496
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Total stockholder's equity at end of period                                                  $ 9,215       $ 9,105
-----------------------------------------------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                            Three-Months Ended
                                                                                                 March 31,
                                                                                     ---------------------------------
   ($ in thousands)                                                                        2001             2000
   -------------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES
   Net loss                                                                             $   (55)        $    (35)
   Adjustments to reconcile net loss to net cash provided by
        operating activities:
     Depreciation                                                                             5                5
     Amortization of deferred debenture offering costs                                      157              222
     Amortization of premiums, fees and discounts                                             -              (98)
     Gain on early repayment of mortgages                                                    (4)             (15)
     Increase in mortgage escrow funds payable                                              412              229
     Increase (decrease)  in debenture interest payable at maturity                        (383)            (822)
     Change in all other assets and liabilities, net                                        (73)             (49)
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)  operating activities                                     825             (563)
   -------------------------------------------------------------------------------------------------------------------
   INVESTING ACTIVITIES
   Net increase in mortgage loans receivable                                             (2,810)          (3,516)
   -------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                 (2,810)          (3,516)
   -------------------------------------------------------------------------------------------------------------------
   FINANCING ACTIVITIES
   Proceeds from issuance of debentures, net of offering costs                              (16)               -
   Repayments of debentures                                                              (1,400)          (7,000)
   Dividends paid to Parent Company                                                           -           (3,000)
   -------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                                 (1,416)         (10,000)
   -------------------------------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                                             (3,401)         (14,079)
   Cash and cash equivalents at beginning of period                                      19,476           30,728
   -------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                           $16,075         $ 16,649
   -------------------------------------------------------------------------------------------------------------------
   SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for:
      Interest                                                                          $ 1,233         $  2,856
      Income taxes                                                                          152                1
   ------------------------------------------------------------------------------------------------------------------
         See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1 - General

The condensed consolidated financial statements of Intervest Corporation of New York and Subsidiaries (the "Company") in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 2000. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The company is 100% owned by Intervest Bancshares Corporation (the "Parent Company"). Officers of the Company are also shareholders and officers of the Parent Company and serve on the boards of directors of both companies.

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

Management believes that all loans at March 31, 2001 and December 31, 2000 were collectible. During the reporting periods in this report, an allowance for loan loss reserves was not maintained and there were no loan charge-offs, nor loans classified as nonaccrual or impaired.

Note 3 - Deferred Debenture Offering Costs

Costs related to offerings of debentures are deferred and amortized over the respective terms of the debentures. Deferred debenture offering costs consist primarily of underwriter's commissions. At March 31, 2001, deferred debenture offering costs, net of accumulated amortization of $2,346,000, amounted to $2,256,000. At December 31, 2000, deferred debenture offering costs, net of accumulated amortization of $2,273,000, amounted to $2,397,000.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable

The following table summarizes debentures payable.

                                                                                 At March 31,       At December 31,
         ($ in thousands)                                                            2001                2000
         -----------------------------------------------------------------------------------------------------------
         Series 05/12/95 - interest at 2% above prime - due April 1, 2004           $9,000             $9,000
         Series 10/19/95 - interest at 2% above prime - due October 1, 2004          9,000              9,000
         Series 05/10/96 - interest at 2% above prime - due April 1, 2005           10,000             10,000
         Series 10/15/96 - interest at 2% above prime - due October 1, 2005          5,500              5,500
         Series 04/30/97 - interest at 1% above prime - due October 1, 2005          8,000              8,000
         Series 11/10/98 - interest at 8% fixed       - due January 1, 2001              -              1,400
         Series 11/10/98 - interest at 8 1/2% fixed   - due January 1, 2003          1,400              1,400
         Series 11/10/98 - interest at 9% fixed       - due January 1, 2005          2,600              2,600
         Series 06/28/99 - interest at 8% fixed       - due July 1, 2002             2,500              2,500
         Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004             2,000              2,000
         Series 06/28/99 - interes  at 9% fixed       - due July 1, 2006             2,000              2,000
         Series 09/18/00 - interest at 8% fixed       - due January 1, 2004          1,250              1,250
         Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006          1,250              1,250
         Series 09/18/00 - interest at 9% fixed       - due January 1, 2008          1,250              1,250
         -----------------------------------------------------------------------------------------------------------
                                                                                   $55,750           $57,150
         -----------------------------------------------------------------------------------------------------------
         The  "Prime" refers to the prime rate of Chase  Manhattan  Bank,  which was  8.0% on March 31, 2001 and 9.5% at December 31, 2000.

In the first quarter of 2001, Series 11/10/98 debentures totaling $1,400,000 in principal matured on January 1, 2001 for the outstanding principal plus accrued interest of $1,648,000.

Series  5/12/95,  10/19/95,  5/10/96,  10/15/96  and 4/30/97  debentures  have a maximum interest rate of 12%. The payment of interest on an aggregate of $6,540,000 of these debentures, which interest is compounded, is deferred until maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

The Series 11/10/98, 6/28/99 and series 09/18/00 debentures accrue and compound interest quarterly with such interest due and payable at maturity. The holders of these debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year beginning on July 1, 2001, July 1, 2002 and January 1, 2004, respectively, provided, however that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity of debentures, on a non-cumulative basis.

All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for Series 09/18/00 debentures, which would be at a premium of 1% if the redemption were prior to January 1, 2002. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable, Continued

Scheduled contractual maturities of debentures as of March 31, 2001 are summarized as follows:

          ($ in thousands)                                                     Principal     Accrued Interest
          ---------------------------------------------------------------------------------------------------
          For the nine-months ended December 31, 2001                              $   -                 $985
          For the year ended December 31, 2002                                     2,500                  351
          For the year ended December 31, 2003                                     1,400                  300
          For the year ended December 31, 2004                                    21,250                3,696
          For the year ended December 31, 2005                                    26,100                1,838
          Thereafter                                                               4,500                  410
          ---------------------------------------------------------------------------------------------------
                                                                                 $55,750               $7,580
          ---------------------------------------------------------------------------------------------------

Note 5 - Related Party Transactions

The Company has an agreement with Intervest National Bank, a wholly owned subsidiary of the Parent Company, to provide certain services related to the mortgage lending activities of Intervest National Bank. The Company received $108,000 and $71,000 from Intervest National Bank for the three-months ended March 31, 2001 and 2000, respectively, in connection with this service agreement. These amounts are included in other income in the condensed consolidated statements of operations.

The Company participates with Intervest Bank, also a wholly owned subsidiary of the Parent Company and Intervest National Bank in certain mortgage loans. The balances of the Company's participation in these mortgages were $1,445,000 and $3,819,000 at March 31, 2001 and December 31, 2000, respectively.

               Intervest Corporation of New York and Subsidiaries

               Review by Independent Certified Public Accountants

Richard A. Eisner & Company, LLP, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2001, and for the three-month periods ended March 31, 2001 and March 31, 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



Board of Directors and Stockholder
Intervest Corporation of New York
New York, New York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Corporation of New York and Subsidiaries (the "Company") as of March
31, 2001, and the related condensed consolidated statements of operations, changes in stockholder's equity and cash flows for the three-month periods ended March 31, 2001 and March 31, 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

     We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP
New York, New York
April 25, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

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

The Company is 100% owned by Intervest Bancshares Corporation (the "Parent Company"). Officers of the Company are also shareholders and officers of the Parent Company and serve on the Boards of Directors of both companies.

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

Comparison of Financial Condition at March 31, 2001 and December 31, 2000
-------------------------------------------------------------------------

Total assets at March 31, 2001 declined to $74,106,000, from $74,860,000 at December 31, 2000. The decrease is reflective of a decrease of $3,401,000 in cash and cash equivalents, partially offset by a $2,783,000 increase in mortgage loans receivable.

Cash and cash equivalents amounted to $16,075,000 at March 31, 2001, compared to
$19,476,000   at  December  31,  2000.   The  decrease  was  used  to  fund  the
aforementioned increase in mortgage loans receivable.

Mortgage loans receivable, net of unearned income, amounted to $54,775,000 at March 31, 2001, compared to $51,992,000 at December 31, 2000. The increase was due to new originations exceeding maturities and early repayments of loans. At March 31, 2001 and December 31, 2000, the Company did not have any nonperforming loans.

Deferred debenture offering costs, net of accumulated amortization, declined to $2,256,000 at March 31, 2001, from $2,397,000 at December 31, 2000. The decline was due to normal amortization.

Total liabilities at March 31, 2001 declined to $64,891,000, from $65,591,000 at December 31, 2000. The decline primarily reflected the maturity of $1,400,000 of debentures.

Subordinated debentures outstanding at March 31, 2001 declined to $55,750,000, from $57,150,000 at December 31, 2000. Debenture interest payable increased to $7,580,000 at March 31, 2001, from $7,197,000 at December 31, 2000 as a result of the accrual of interest on outstanding debentures, partially offset by the payment of interest on the $1,400,000 of debentures which matured on January 1, 2001.

Stockholder's equity declined to $9,215,000 at March 31, 2001, from $9,269,000 at year-end 2000. The decrease was due to a net loss of $54,000 for the three-months ended March 31, 2001.

Comparison  of Results of  Operations  for the Quarter  Ended March 31, 2001 and
--------------------------------------------------------------------------------
2000
----

The Company recorded a net loss of $54,000 for the first quarter of 2001, compared to a net loss of $35,000 for the first quarter of 2000.

Interest income was $1,833,000 for the quarter ended March 31, 2001, compared to $2,369,000 for the same period a year ago. The decrease of $536,000 was due to a decline in mortgage loans and short-term investments as well as a decline in yields on short-term investments.

Interest expense on debentures was $1,617,000 for the quarter ended March 31, 2001, compared $2,035,000 for the same period of 2000. The decrease of $418,000 was due to a decline in the principal amount of debentures outstanding, offset in part by interest rate increases on floating-rate debentures. The floating-rate debentures are indexed to the Chase Manhattan Prime Rate, which increased on three occasions between February 2000 and June 2000, for a total increase of 100 basis points.

Amortization of deferred debenture offering costs was $157,000 for the quarter ended March 31, 2001, compared to $221,000 for the same period of 2000. The decrease of $64,000 reflected the retirement of debentures.

General and administrative expenses increased to $303,000 for the quarter ended March 31, 2001, from $278,000 for the same period of 2000. The increase primarily reflected an increase in compensation and benefits.

The income tax benefit amounted to $44,000 and $33,000 for the quarter ended March 31, 2001 and 2000, respectively. The tax benefit represented 45% and 49% of pretax loss for March 31, 2001 and March 31, 2000, respectively.

Liquidity and Capital Resources
-------------------------------

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

In the first quarter of 2001, the Company repaid $1,400,000 in principal amount of debentures plus accrued interest of $248,000. The Company maintained adequate funds to retire these debentures. At March 31, 2001, the Company's total commitment to lend aggregated approximately $11,018,000.

The Company has filed a registration statement relating to the issuance of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $7,250,000 will be issued in the second quarter of 2001.

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

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit the adverse impact of changes in interest rates on the Company's net interest income and capital. A sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
       Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)    Not Applicable
(b)    Not Applicable
(c)    Not Applicable
(d)    Not Applicable

ITEM 3.  Defaults Upon Senior Securities
       Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)    Not Applicable
(b)    Not Applicable
(c)    Not Applicable
(d)    Not Applicable

ITEM 5.  Other Information
       Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K
(a)    No exhibits are filed with this report.
(b) No reports on Form 8-K were filed during the reporting period covered by this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Date: May 11, 2001.   By:  /s/ Lowell S. Dansker
                      --------------------------
                              Lowell S. Dansker, President (Principal Executive Officer), Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

Date:  May 11, 2001   By:  /s/ Lawrence G. Bergman
                      ----------------------------
                              Lawrence G. Bergman, Vice President, Secretary and Director