Form 10-Q
period 2001-06-30
INTERVEST CORPORATION OF NEW YORK
filed 2001-08-10
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2001

                         Commission File No. 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
             (Exact name of registrant as specified in its charter)

                New York                                      13-3415815
------------------------------------------           ---------------------------
        (State or other jurisdiction                         (I.R.S. employer
            of incorporation)                                identification no.)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                   Shares Outstanding:
--------------------                   -------------------

Common Stock, no par value per share   100 shares outstanding at August 01, 2001
------------------------------------   -----------------------------------------


================================================================================

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                                    FORM 10-Q
                                  June 30, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION Page

     Item 1. Financial Statements

       Condensed Consolidated Balance Sheets
         as of June 30, 2001 (Unaudited) and December 31, 2000...............  2

         Condensed Consolidated Statements of Operations (Unaudited) for the
           Quarters and Six-Months Ended June 30, 2001 and 2000..............  3

         Condensed Consolidated Statements of Changes in Stockholder's Equity
           (Unaudited)for the Six-Months Ended June 30, 2001 and 2000........  4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the
           Six-Months Ended June 30, 2001 and 2000...........................  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)....  6

     Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations ................................................  9

     Item 3. Quantitative and Qualitative Disclosures about Market
       Risk.................................................................. 11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 13

     Item 2. Changes in Securities and Use of Proceeds....................... 13

     Item 3. Defaults Upon Senior Securities................................. 13

     Item 4. Submission of Matters to a Vote of Security Holders............. 13

     Item 5. Other Information............................................... 13

     Item 6. Exhibits and Reports on Form 8-K................................ 13

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

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. Financial Statements
----------------------------


               Intervest Corporation of New York and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                   (unaudited)

                                                                                                           June 30,     December 31,
($ in thousands)                                                                                             2001           2000
------------------------------------------------------------------------------------------------------------------------------------


ASSETS
Cash and due from banks                                                                                      $ 1,105         $ 1,986
Short-term investments                                                                                        11,099          17,490
                                                                                                              ------          ------
    Total cash and cash equivalents                                                                           12,204          19,476
Time deposits with banks                                                                                         100               -
Mortgage loans receivable, net of unearned fees and discount (note 2)                                         58,933          51,992
Accrued interest receivable                                                                                      507             544
Income taxes receivable                                                                                            -               -
Fixed assets, net                                                                                                 72              75
Deferred debenture offering costs, net (note 3)                                                                2,168           2,397
Other assets                                                                                                     428             376
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                 $74,412         $74,860
------------------------------------------------------------------------------------------------------------------------------------


LIABILITIES
Mortgage escrow funds payable                                                                                $   708         $   828
Income taxes payable                                                                                             183             118
Subordinated debentures payable (note 4)                                                                      55,750          57,150
Debenture interest payable at maturity (note 4)                                                                8,053           7,197
Other liabilities                                                                                                323             298
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                             65,017          65,591
------------------------------------------------------------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
Common stock (no par value, 100  shares
    issued and outstanding)                                                                                    2,100           2,000
Additional paid-in-capital                                                                                     3,509           3,509
Retained earnings                                                                                              3,786           3,660
------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                                     9,395           9,269
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                                   $74,412         $74,860
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                          Quarter Ended           Six-Months Ended
                                                                                            June, 30,                 June 30,
                                                                                  --------------------------------------------------
($ in thousands)                                                                         2001         2000        2001          2000
------------------------------------------------------------------------------------------------------------------------------------


REVENUES
Interest and fee income on mortgages                                                     $ 1,680    $ 1,975     $ 3,224     $ 3,976
Interest income on short-term investments                                                    156        182         445         550
                                                                                         -------------------------------------------
     Total interest income                                                                 1,836      2,157       3,669       4,526
Gain on early repayment of mortgages                                                         327         17         331          33
Other income (note 5)                                                                         97        116         239         197
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                             2,260      2,290       4,239       4,756
------------------------------------------------------------------------------------------------------------------------------------


EXPENSES
Interest on debentures                                                                     1,458      1,734       3,075       3,769
Amortization of deferred debenture offering costs                                            156        178         313         399
General and administrative                                                                   311        274         614         552
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                             1,925      2,186       4,002       4,720
------------------------------------------------------------------------------------------------------------------------------------


Income before income taxes and extraordinary item                                            335        104         237          36
Provision for income taxes                                                                   154         48         111          15
                                                                                         -------------------------------------------
Income before extraordinary item                                                             181         56         126          21
Extraordinary item, net of tax (note 4)                                                        -       (206)                   (206)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $   181    $  (150)    $   126     $  (185)
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholder's Equity
                                   (Unaudited)


                                                                                                                Six-Months Ended
                                                                                                                   June 30,
                                                                                                         ---------------------------
($ in thousands)                                                                                                2001            2000
------------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance at beginning of period                                                                               $ 2,100        $ 2,000
Retirement of 31.84 shares                                                                                         -         (2,000)
Issuance of 100 shares to Parent Company                                                                           -          2,100
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                       2,100          2,100
------------------------------------------------------------------------------------------------------------------------------------


CLASS B COMMON STOCK
Balance at beginning of period                                                                                     -            100
Retirement of 15.89 shares                                                                                         -           (100)
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                           -              -
------------------------------------------------------------------------------------------------------------------------------------


ADDITIONAL PAID-IN-CAPITAL, COMMON
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                                         3,509          3,509
------------------------------------------------------------------------------------------------------------------------------------


RETAINED EARNINGS
Balance at beginning of period                                                                                 3,660          6,531
Cash dividend declared and paid to Parent Company                                                                  -         (3,000)
Net income for the period                                                                                        126           (185)
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                       3,786          3,346
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity at end of period                                                                  $ 9,395        $ 8,955
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                               Six-Months Ended
                                                                                                                    June 30,
                                                                                                  ----------------------------------
($ in thousands)                                                                                             2001              2000
------------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                                                                        $    126          $   (185)
Adjustments to reconcile net income to net cash provided by
     operating activities:
  Depreciation                                                                                                 11                10
  Amortization of deferred debenture offering costs                                                           313               780
  Amortization of premiums, fees and discounts, net                                                          (336)             (380)
  Decrease in mortgage escrow funds payable                                                                  (120)             (272)
  Increase (decrease)in debenture interest payable at maturity                                                856            (2,171)
  Change in all other assets and liabilities, net                                                             369                71
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                                                            1,219            (2,147)
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable, net                                                     (6,999)            3,228
Purchases of premises and equipment, net                                                                       (8)                -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                                  (7,007)            3,228
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Cost of debenture offering in registration                                                                    (84)                -
Repayments of debentures                                                                                   (1,400)          (24,000)
Dividends paid to Parent Company                                                                                -            (3,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                                      (1,484)          (27,000)
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                                       (7,272)          (25,919)
Cash and cash equivalents at beginning of period                                                           19,476            30,754
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                               $ 12,204          $  4,835
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
   Interest                                                                                              $  2,218          $  5,942
   Income taxes                                                                                                40               (12)
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

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

Management believes that all loans at June 30, 2001 were collectible. During the reporting periods in this report, an allowance for loan loss reserves was not maintained and no loans were classified as nonaccrual or impaired.

Note 3 - Deferred Debenture Offering Costs

Costs related to offerings of debentures are deferred and amortized over the respective terms of the debentures. Deferred debenture offering costs consist primarily of underwriter's commissions. At June 30, 2001, deferred debenture offering costs, net of accumulated amortization of $2,503,000, amounted to $2,168,000. At December 31, 2000, deferred debenture offering costs, net of accumulated amortization of $2,273,000, amounted to $2,397,000. See note 4 for a discussion of certain debentures that were retired by the Company.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable


The following table summarizes debentures payable.

                                                                        At June 30,        At December 31,
($ in thousands)                                                            2001                2000
-----------------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004         $    9,000            $   9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004            9,000                9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005             10,000               10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005            5,500                5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005            8,000                8,000
Series 11/10/98 - interest at 8% fixed       - due January 1, 2001                                 1,400
Series 11/10/98 - interest at 8 1/2%fixed    - due January 1, 2003            1,400                1,400
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005            2,600                2,600
Series 06/28/99 - interest at 8% fixed       - due July 1, 2002               2,500                2,500
Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004               2,000                2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006               2,000                2,000
Series 09/18/00 - interest at 8% fixed       - due January 1, 2004            1,250                1,250
Series 09/18/00 - interest at 8 1/2%  fixed  - due January 1, 2006            1,250                1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008            1,250                1,250
-----------------------------------------------------------------------------------------------------------
                                                                           $ 55,750            $  57,150
-----------------------------------------------------------------------------------------------------------

The "Prime" refers to the prime rate of Chase Manhattan Bank, which was 9.5% on June 30, 2000 and, 9.50% at December 31, 2000, 8.0% at March 31, 2001 and 6.75%
at June 30, 2001.

In the first quarter of 2001, Series 11/10/98 debentures totaling $1,400,000 in principal matured for outstanding principal plus accrued interest of $1,648,000.

Series  5/12/95,  10/19/95,  5/10/96,  10/15/96  and 4/30/97  debentures  have a maximum interest rate of 12%. The payment of interest on an aggregate of $6,510,000 of these debentures, which interest is compounded, is deferred until maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series who has deferred receipt of interest may at any time elect to receive the deferred interest and subsequently receive regular payments of interest.

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

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable, Continued

Scheduled contractual maturities of debentures as of June 30, 2001 are summarized as follows:

($ in thousands)                              Principal     Accrued Interest
----------------------------------------------------------------------------
For the six-months ended December 31, 2001     $     -               $  855
For the year ended December 31, 2002             2,500                  408
For the year ended December 31, 2003             1,400                  337
For the year ended December 31, 2004            21,250                3,949
For the year ended December 31, 2005            26,100                1,985
Thereafter                                       4,500                  519
----------------------------------------------------------------------------
                                               $55,750               $8,053
----------------------------------------------------------------------------

Note 5 - Related Party Transactions

The Company has an agreement with Intervest National Bank, a wholly owned subsidiary of the Parent Company, to provide certain services related to the mortgage lending activities of Intervest National Bank. The Company received $180,000 and $145,000 from Intervest National Bank for the Six-months ended June 30, 2001 and 2000, respectively, and $72,000 and $74,000 for the quarters ending June 30, 2001 and 2000 respectively in connection with this service agreement. These amounts are included in other income in the condensed consolidated statements of operations.

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000
------------------------------------------------------------------------

Total assets at June 30, 2001 decreased to $74,412,000, from $74,860,000 at December 31, 2000. The majority of the decrease was due to a decrease in Cash and cash equivalents of $7,273,000 which was partially offset by an increase in Mortgage loans receivable of $6,941,000.

Mortgage loans receivable, net of unearned income, amounted to $58,933,000 at June 30, 2001, compared to $51,992,000 at December 31, 2000. The increase was due to new originations exceeding maturities and early repayments of loans. At June 30, 2001 and December 31, 2000, the Company did not have any nonperforming loans.

Deferred debenture offering costs, net of accumulated amortization, declined to $2,168,000 at June 30, 2001, from $2,397,000 at December 31, 2000. The decline was due to normal amortization.

Total liabilities at June 30, 2001 declined to $65,017,000, from $65,591,000 at December 31, 2000. The decline primarily reflected the maturity of $1,400,000 of debentures partially offset by an increase in accrued interest on debentures.

Subordinated debentures outstanding at June 30, 2001 declined to $55,750,000, from $57,150,000 at December 31, 2000. Debenture interest payable increased to $8,053,000 at June 30, 2001, from $7,197,000 at December 31, 2000 as a result of the accrual of interest on outstanding debentures, partially offset by the payment of interest on the $1,400,000 of debentures that matured on January 1, 2001.

Stockholders' equity increased to $9,395,000 at June 30, 2001, from $9,269,000 at year-end 2000. The increase was due to net income of $126,000 for the six-months ended June 30, 2001.

Comparison of Results of Operations for the Quarter Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

The Company recorded net income of $181,000 for the second quarter of 2001, compared to a net loss of $150,000 for the second quarter of 2000. The increase in earnings was primarily due to gains on the early repayment of mortgages plus an extraordinary charge, net of taxes, of $206,000, in connection with the early retirement of debentures in the second quarter of 2000. These increases were partially offset by a higher level of tax expenses in the second quarter of 2001.

Interest income was $1,837,000 for the quarter ended June 30, 2001, compared to $2,157,000 for the same period a year ago. The decrease of $320,000 was due to the decrease in mortgage loans and short-term investments, as well as a decline in interest rates.

Interest expense on debentures was $1,458,000 for the quarter ended June 30, 2001, compared $1,734,000 for the same period of 2000. The decrease of $276,000 was due to a decrease in the average balance of debentures outstanding.

Amortization of deferred debenture offering costs was $156,000 for the quarter ended June 30, 2001 compared to $178,000 for the same period of 2000. The decrease reflected the retirement of debentures.

General and administrative expenses increased to $311,000 for the quarter ended June 30, 2001, from $274,000 for the same period of 2000. The increase primarily reflected an increase in compensation and benefits.

The provision for income taxes amounted to $154,000 for the quarter ended June 30, 2001 compared to $48,000 for the quarter ended June 30, 2000. The provision represented 46% of pretax income for each period.

Comparison of Results of Operations for the  Six-months  Ended June 30, 2001 and
--------------------------------------------------------------------------------
2000
----

The Company recorded net income $126,000 for the six-months ended June 30, 2001, compared to a net loss of $185,000 for the same period of 2000. The increase in earnings was primarily due to a $694,000 decrease in interest expense on debentures which was primarily related to the early retirement of debentures. The increase was also due to an increase on gains due to early repayment of mortgages of $298,000 and an extraordinary charge, net of taxes, of $206,000, in connection with the early retirement of debentures in 2000. These items were partially offset by a $752,000 decrease in mortgage interest income relating to lower mortgage balances and rates as well as a $96,000 increase in the provision for income taxes.

Interest income was $3,669,000 for the six-months ended June 30, 2001, compared to $4,526,000 for the same period a year ago, or a decrease of $ 857,000. Interest expense on debentures was $3,075,000 for the six-months ended June 30, 2001, compared to $3,769,000 for the same period of 2000, or an $694,000 decrease. Amortization of deferred debenture offering costs was $313,000 for the six-months ended June 30, 2001, compared to $399,000 for the same period of 2000, or a decrease of $86,000. General and administrative expenses aggregated $614,000 for the six-months ended June 30, 2001, compared to $552,000 for the same period of 2000, or a decrease of $62,000. The increase in general and administrative expenses is due to an increase in salaries and employee benefits.

The provision for income taxes amounted to $111,000 and $15,000 for the six-months ended June 30, 2001 and 2000, respectively. The provision represented 46% of pretax income for each period.

The extraordinary item represents $382,000 of unamortized deferred debenture offering costs that was charged to expense in the second quarter of 2000 in connection with the early retirement of debentures. This expense was reported as an extraordinary charge, net of a tax benefit of $176,000, in the condensed consolidated statements of operations for the six-months ended June 30, 2000.

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

In the first quarter of 2001, the Company repaid $1,400,000 in principal amount of debentures plus accrued interest of $248,000. The Company maintained adequate funds to retire these debentures. At June 30, 2001, the Company's total commitment to lend aggregated approximately $30,198,000.

The Company has filed a registration statement relating to the issuance of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $7,250,000 will be issued in the Third quarter of 2001.

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

Asset and Liability Management

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. An asset or liability is normally considered to be interest-rate sensitive if it will reprice or mature within one year or less. The interest-rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a one-year time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. Conversely, a gap is considered negative when the opposite is true.

During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates for the following reasons. Income associated with interest-earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in market rates. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase.

The Company has a "floor," or minimum rate, on many of its floating-rate loans. The floor for each specific loan is determined in relation to the prevailing market rates on the date of origination and most adjust upwards in the event of increases in the loan's interest rate.

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The  following   table   summarizes   information   relating  to  the  Company's
interest-earning assets and interest-bearing liabilities as of June 30, 2001, that are scheduled to mature or reprice within the periods shown.


($ in thousands)                                              0-3            4-12           Over 1-4         Over 4
                                                             Months         Months           Years           Years           Total
------------------------------------------------------------------------------------------------------------------------------------
Floating rate loans                                         $37,805                         $ 1,345                         $39,150
Fixed rate loans                                                            $   907          11,621         $ 8,121          20,649
------------------------------------------------------------------------------------------------------------------------------------
Loans (1)                                                    37,805             907          12,966           8,121          59,799
Short-term investments                                       11,099               -               -               -          11,099
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                                 $48,904         $   907         $12,966         $ 8,121         $70,898
------------------------------------------------------------------------------------------------------------------------------------

Debentures payable                                           41,500               -           9,750           4,500          55,750

Accrued interest on debentures                                5,707               -           1,827             519           8,053
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                            $47,207         $     -         $11,577         $ 5,019         $63,803
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
GAP (repricing differences)                                 $ 1,697         $   907         $ 1,389         $ 3,102         $ 7,095
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP                                              $ 1,697         $ 2,604         $ 3,993         $ 7,095         $ 7,095
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                                  2.3%            3.5%            5.4%            9.5%            9.5%
------------------------------------------------------------------------------------------------------------------------------------

Significant assumptions used in preparing the table above:

(1) Floating-rate loans which are subject to adjustment at any time are included in the 0-3 month period rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities.


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

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Date: August 10, 2001       By:   /s/ Lowell S. Dansker
                                      -----------------
                                      Lowell  S. Dansker,  President  (Principal
                                      Executive  Officer),  Treasurer (Principal
                                      Financial Officer and Principal Accounting
                                      Officer) and Director

Date:  August 10, 2001      By:   /s/ Lawrence  G.  Bergman
                                      ---------------------
                                      Lawrence  G.  Bergman,   Vice   President,
                                      Secretary and Director