Form 10-Q
period 2001-09-30
INTERVEST CORPORATION OF NEW YORK
filed 2001-11-13
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2001

                         Commission File No. 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
             (Exact name of registrant as specified in its charter)


          New York                                          13-3415815
-----------------------------                       ----------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

 Title of Each Class:                            Shares Outstanding:
 --------------------                            -------------------

 Common Stock, no par value per share            100 shares outstanding at November 01, 2001
 ------------------------------------            -------------------------------------------



================================================================================

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                                    FORM 10-Q
                               September 30, 2001

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                                                  Page
                                                                                                                               ----
     Item 1.      Financial Statements

         Condensed Consolidated Balance Sheets
            as of September 30, 2001 (Unaudited) and December 31, 2000.....................................................      2

         Condensed Consolidated Statements of Operations (Unaudited)
            for the Quarters and Nine-Months Ended September 30, 2001 and 2000.............................................      3

         Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
            for the Nine-Months Ended September 30, 2001 and 2000..........................................................      4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Nine-Months Ended September 30, 2001 and 2000..........................................................      5

         Notes to Condensed Consolidated Financial Statements (Unaudited) .................................................      6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations .................................................................      9

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk...............................................     11

    PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings........................................................................................     13

     Item 2.      Changes in Securities and Use of Proceeds................................................................     13

     Item 3.      Defaults Upon Senior Securities..........................................................................     13

     Item 4.      Submission of Matters to a Vote of Security Holders......................................................     13

     Item 5.      Other Information........................................................................................     13

     Item 6.      Exhibits and Reports on Form 8-K ........................................................................     13

Signatures.................................................................................................................     13



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



PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. Financial Statements
----------------------------


               Intervest Corporation of New York and Subsidiaries

                      Condensed Consolidated Balance Sheets




                                                                                                      September 30,     December 31,
($ in thousands)                                                                                             2001             2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (unaudited)
ASSETS
Cash and due from banks                                                                                 $   944             $ 1,986
Short-term investments                                                                                   12,748              17,490
                                                                                                        ----------------------------
    Total cash and cash equivalents                                                                      13,692              19,476
Time deposits with banks                                                                                    100                   -
Mortgage loans receivable, net of unearned fees and discount (note 2)                                    64,735              51,992
Accrued interest receivable                                                                                 588                 544
Income taxes receivable                                                                                       -                   -
Fixed assets, net                                                                                            66                  75
Deferred debenture offering costs, net (note 3)                                                           2,496               2,397
Other assets                                                                                                670                 376
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                            $82,347             $74,860
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Mortgage escrow funds payable                                                                           $   945             $   828
Income taxes payable                                                                                        173                 118
Subordinated debentures payable (note 4)                                                                 63,000              57,150
Debenture interest payable at maturity (note 4)                                                           8,551               7,197
Other liabilities                                                                                           149                 298
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                        72,818              65,591
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Common stock (no par value, 100  shares
    issued and outstanding)                                                                               2,100               2,100
Additional paid-in-capital                                                                                3,509               3,509
Retained earnings                                                                                         3,920               3,660
------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                                9,529               9,269
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                              $82,347             $74,860
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.





               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                              Quarter Ended      Nine-Months Ended
                                                                                              September 30,        September 30,
                                                                                          -----------------------------------------
($ in thousands)                                                                            2001        2000      2001        2000
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                                                      $ 1,842    $ 1,856    $ 5,066     $ 5,832
Interest income on short-term investments                                                      91        159        536         709
                                                                                          -----------------------------------------
     Total interest income                                                                  1,933      2,015      5,602       6,541
Gain on early repayment of mortgages                                                            8        153        339         186
Other income (note 5)                                                                         123        112        362         308
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                              2,064      2,280      6,303       7,035
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                                                      1,380      1,543      4,455       5,313
Amortization of deferred debenture offering costs                                             166        153        479         552
General and administrative                                                                    272        200        885         750
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                              1,818      1,896      5,819       6,615
-----------------------------------------------------------------------------------------------------------------------------------

Provision for income taxes                                                                    113        177        224         192
                                                                                          -----------------------------------------
Income before extraordinary item                                                              134        207        260         228
Extraordinary item, net of tax (note 4)                                                         -          -                   (206)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                $   134    $   207    $   260     $    22
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.



               Intervest Corporation of New York and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholder's Equity
                                   (Unaudited)


                                                                                                            Nine-Months Ended
                                                                                                              September 30,
                                                                                                   ---------------------------------
($ in thousands)                                                                                       2001                    2000
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period                                                                      $ 2,100                 $ 2,000
Retirement of 31.84 shares                                                                                -                  (2,000)
Issuance of 100 shares to Parent Company                                                                  -                   2,100
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                              2,100                   2,100
------------------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of period                                                                            -                     100
Retirement of 15.89 shares                                                                                -                    (100)
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                  -                       -
------------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                                3,509                   3,509
------------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                                        3,660                   6,531
Cash dividend declared and paid to Parent Company                                                         -                  (3,000)
Net income for the period                                                                               260                      22
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                              3,920                   3,553
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity at end of period                                                         $ 9,529                 $ 9,162
------------------------------------------------------------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.




               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                            Nine-Months Ended
                                                                                                               September 30,
                                                                                                      ------------------------------
   ($ in thousands)                                                                                       2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                            $    260             $     22
Adjustments to reconcile net income to net cash provided by
     Operating activities:
  Depreciation                                                                                              17                   15
  Amortization of deferred debenture offering costs                                                        479                  933
  Amortization of premiums, fees and discounts, net                                                       (428)                (186)
  Increase (decrease) in mortgage escrow funds payable                                                     117                 (746)
  Increase (decrease) in debenture interest payable at maturity                                          1,354               (1,613)
  Change in all other assets and liabilities, net                                                           74                  991
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                      1,873                 (584)
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Origination of mortgage loans receivable net of principal payments                                     (12,921)               7,782
Purchases of premises and equipment, net                                                                    (8)                   -
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                                    (12,929)               7,782
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures                                                                     7,250                    -
Debenture issuance costs                                                                                  (578)                   -
Repayments of debentures                                                                                (1,400)             (24,000)
Dividends paid to Parent Company                                                                             -               (3,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) by financing activities                                                   5,272              (27,000)
------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                               (5,784)             (19,802)
Cash and cash equivalents at beginning of period                                                        19,476               30,754
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                            $ 13,692             $ 10,952
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES Cash paid (received) during the period for:
   Interest                                                                                           $  3,101             $  6,926
   Income taxes                                                                                            320                 (469)
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

The condensed ___ consolidated financial statements include the accounts of Intervest Corporation of New York and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation. ___ All material intercompany accounts and transactions have been eliminated in consolidation.

The Company is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. The Company's ___ investment policy emphasizes the investment in mortgage loans on income producing properties.

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

Management believes that all loans at September 30, 2001 were collectible. During the reporting periods in this report, an allowance for loan loss reserves was not maintained and no loans were classified as nonaccrual or impaired.

Note 3 - Deferred Debenture Offering Costs

Costs related to offerings of debentures are deferred and amortized over the respective terms of the debentures. Deferred debenture offering costs consist primarily of underwriter's commissions. ___ At September 30, 2001, deferred debenture offering costs, net of accumulated amortization of $2,668,000, amounted to $2,496,000. At December 31, 2000, deferred debenture offering costs, net of accumulated amortization of $2,273,000, amounted to $2,397,000.



               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable

The following table summarizes debentures payable.

                                                                      At September 30,     At December 31,
($ in thousands)                                                            2001                2000
-------------------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004         $ 9,000            $   9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004         9,000                9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005          10,000               10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005         5,500                5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005         8,000                8,000
Series 11/10/98 - interest at 8% fixed       - due January 1, 2001                              1,400
Series 11/10/98 - interest at 8 1/2% fixed   - due January 1, 2003         1,400                1,400
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005         2,600                2,600
Series 06/28/99 - interest at 8% fixed       - due July 1, 2002            2,500                2,500
Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004            2,000                2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006            2,000                2,000
Series 09/18/00 - interest at 8% fixed       - due January 1, 2004         1,250                1,250
Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006         1,250                1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008         1,250                1,250
Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005           1,750                  -
Series 08/01/01 - interest at 8%  fixed      - due April 1, 2007           2,750                  -
Series 08/01/01 - interest at 81/2% fixed    - due April 1, 2009           2,750                  -
------------------------------------------------------------------------------------------------------------
                                                                        $ 63,000             $ 57,150
-------------------------------------------------------------------------------------------------------------

         The "Prime" refers to the prime rate of Chase Manhattan Bank, which was 9.50% on September 30, 2000 and, 9.50% at December 31, 2000, 8.0% at
         March 31, 2001, 6.75% at June 30, 2001 and 6.00% at September 30, 2001.

In August of 2001, the Company issued its Series 08/01/01 debentures in the principal amount of $7,250,000. Of this amount, $6,430,000 pay interest quarterly and $820,000 accrue interest until maturity.

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

The Series 11/10/98, 6/28/99 and 09/18/00 debentures accrue and compound interest quarterly with such interest due and payable at maturity. The holders of these debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year beginning on July 1, 2001, July 1, 2002 and January 1, 2004, respectively, provided, however that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity of debentures, on a non-cumulative basis.

All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for Series 09/18/00 and Series 08/01/01 debentures. The series 09/18/00 debentures would be redeemable at a premium of 1% if the redemption were prior to January 1, 2002. The series 08/01/01 debentures would be redeemable at a premium of 1% if the redemption

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable, Continued

were prior to October 1, 2002. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

Scheduled contractual maturities of debentures as of September 30, 2001 are summarized as follows:

($ in thousands)                                  Principal     Accrued Interest
--------------------------------------------------------------------------------
For the three-months ended December 31, 2001       $   -                   $745
For the year ended December 31, 2002                 2,500                  515
For the year ended December 31, 2003                 1,400                  374
For the year ended December 31, 2004                21,250                4,169
For the year ended December 31, 2005                27,850                2,113
Thereafter                                          10,000                  635
--------------------------------------------------------------------------------
                                                   $63,000               $8,551
--------------------------------------------------------------------------------

Note 5 - Related Party Transactions

The Company has an agreement with Intervest National Bank, a wholly owned subsidiary of the Parent Company, to provide certain services related to the mortgage lending activities of Intervest National Bank. The Company received $272,000 and $205,000 from Intervest National Bank for the Nine-months ended September 30, 2001 and 2000, respectively, and $92,000 and $61,000 for the quarters ending September 30, 2001 and 2000 respectively in connection with this service agreement. These amounts are included in other income in the condensed consolidated statements of operations.

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

The rental housing market in New York City remains stable and the Company expects that such properties will continue to appreciate in value with little or no reduction in occupancy rates. The Company's mortgage portfolio is composed predominantly of mortgages on multi-family residential properties, most of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio are not affected by the general movement of real ___ estate ___ values in the same manner as other income-producing properties.

Comparison of Financial Condition at September 30, 2001 and December 31, 2000
-----------------------------------------------------------------------------

Total assets at September 30, 2001 increased to $82,347,000, from $74,860,000 at December 31, 2000, reflecting an increase in mortgage loans receivable of $12,743,000, partially offset by a decrease in cash and cash equivalents of $5,784,000.

Mortgage loans receivable, net of unearned income, amounted to $64,735,000 at September 30, 2001, compared to $51,992,000 at December 31, 2000. The increase was due to new originations exceeding maturities and early repayments of loans. At September 30, 2001 and December 31, 2000, the Company did not have any nonperforming loans.

Deferred debenture offering costs, net of accumulated amortization, increased to $2,496,000 at September 30, 2001, from $2,397,000 at December 31, 2000. The increase was primarily due to an additional $588,000 of deferred offering cost relating to the series 08/01/01 debentures issued in August of 2001. This increase was largely offset by normal amortization during the year.

Total liabilities at September 30, 2001 increased to $72,818,000, ___ from $65,591,000 at December 31, 2000. The increase primarily reflected the issuance of $7,250,000 of debentures as well as an increase in accrued interest on debentures. This increase was partially offset by the maturity of $1,400,000 of debentures.

Subordinated ___ debentures ___ outstanding at September 30, 2001 increased to $63,000,000, from $57,150,000 at December 31, 2000 as a result of the issuance of $7,250,000 of debentures partially offset by the maturity of $1,400,000 of debentures. Debenture interest payable increased to $8,551,000 at September 30, 2001, from $7,197,000 at December 31, 2000 as a result of the accrual of interest on outstanding debentures, partially offset by the payment of interest on the $1,400,000 of debentures that matured on January 1, 2001.

Stockholders' equity increased to $9,529,000 at September 30, 2001, from $9,269,000 at year-end 2000. The increase was due to net income of $260,000 for the nine-months ended September 30, 2001.

Comparison of Results of Operations for the Quarter Ended September 30, 2001 and
--------------------------------------------------------------------------------
2000
----

The Company recorded net income of $134,000 for the third quarter of 2001, compared to net income of $207,000 for the third quarter of 2000. The decrease in earnings was primarily due to a decrease in gains on the early repayment of mortgages. This decrease was partially offset by a decrease in the provision for income taxes.

Interest income was $1,933,000 for the quarter ended September 30, 2001, compared to $2,015,000 for the same period a year ago. The decrease of $82,000 was due a decrease in interest rates, partially offset by an increase in the average balance of loans outstanding.

Interest expense on debentures was $1,380,000 for the quarter ended September 30, 2001, compared $1,543,000 for the same period of 2000. The decrease of $163,000 was due to a decrease in interest rates, partially offset by an increase in the average balance of debentures outstanding.

Amortization of deferred debenture offering costs was $166,000 for the quarter ended September 30, 2001 compared to $153,000 for the same period of 2000. The increase reflected the issuance of the series 08/01/01 debentures.

General and administrative expenses increased to $272,000 for the quarter ended September 30, 2001, from $200,000 for the same period of 2000. The increase primarily reflected an increase in compensation and benefits.

The provision for income taxes amounted to $113,000 for the quarter ended September 30, 2001 compared to $177,000 for the quarter ended September 30, 2000. The provision represented 46% of pretax income for each period.

Comparison of Results of Operations for the Nine-months Ended September 30, 2001
--------------------------------------------------------------------------------
and 2000
--------

The Company recorded net income $260,000 for the nine-months ended September 30, 2001, compared to a $22,000 for the same period of 2000. The increase in earnings was primarily due to a $858,000 decrease in interest expense on debentures, which was primarily due to a decrease in interest rates. The increase was also due to an extraordinary charge, net of taxes, of $206,000, in connection with the early retirement of debentures in 2000 and an increase on gains due to early repayment of mortgages of $153,000. These items were partially offset by a $939,000 decrease in interest income on mortgages and short-term investments, which was due to a decrease in interest rates.

Interest income was $5,602,000 for the nine-months ended September 30, 2001, compared to $6,541,000 for the same period a year ago, or a decrease of $ 939,000. Interest expense on debentures was $4,455,000 for the nine-months ended September 30, 2001, compared to $5,313,000 for the same period of 2000, or an $858,000 decrease. Amortization of deferred debenture offering costs was $479,000 for the nine-months ended September 30, 2001, compared to $552,000 for the same period of 2000, or a decrease of $73,000. General and administrative expenses aggregated $885,000 for the nine-months ended September 30, 2001, compared to $750,000 for the same period of 2000, or an increase of $135,000. The increase in general and administrative expenses is due to an increase in salaries and employee benefits.

The provision for income taxes amounted to $224,000 and $192,000 for the nine-months ended September 30, 2001 and 2000, respectively. The provision represented 46% of pretax income for each period.

The extraordinary item represents $382,000 of unamortized deferred debenture offering costs that was charged to expense in the third quarter of 2000 in connection with the early retirement of debentures. This expense was reported as an extraordinary charge, net of a tax benefit of $176,000, in the condensed consolidated statements of operations for the nine-months ended September 30, 2000.

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

In the first quarter of 2001, the Company repaid $1,400,000 in principal amount of debentures plus accrued interest of $248,000. The Company maintained adequate funds to retire these debentures. At September 30, 2001, the Company's total commitment to lend aggregated approximately $8,045,000.

In August of 2001, the Company issued its Series 08/01/01 debentures in the principal amount of $7,250,000.

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


The following ___ table ___ summarizes ___ information ___ relating to the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2001, that are scheduled to mature or reprice within the periods shown.


($ in thousands)                                         0-3               4-12         Over 1-4            Over 4
                                                      Months             Months            Years             Years           Total
------------------------------------------------------------------------------------------------------------------------------------
Floating rate loans                                 $ 51,316                            $    344                           $ 51,660
Fixed rate loans                                                       $    897            9,284          $  3,881           14,062
------------------------------------------------------------------------------------------------------------------------------------
Loans (1)                                             51,316                897            9,628             3,881           65,722
Short-term investments                                12,748                  -                -                 -           12,748
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                         $ 64,064           $    897         $  9,628          $  3,881         $ 78,470
------------------------------------------------------------------------------------------------------------------------------------

Debentures payable                                    41,500              2,500            9,000            10,000           63,000
Accrued interest on debentures                         5,801                466            1,623               668            8,558
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                    $ 47,301           $  2,966         $ 10,623          $ 10,668         $ 71,558
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
GAP (repricing differences)                         $ 16,763           $ (2,069)        $   (995)         $ (6,787)        $  6,912
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP                                      $ 16,763           $ 14,694         $ 13,699          $  6,912         $  6,912
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                          20.4%              17.8%            16.6%              8.4%             8.4%
------------------------------------------------------------------------------------------------------------------------------------

 Significant assumptions used in preparing the table above:

----------
(1) Floating-rate loans which are subject to adjustment at any time are included in the 0-3 month period rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities.

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

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Date: November 12, 2001      By:  /s/ Lowell S. Dansker
                                      -----------------
                                      Lowell S. Dansker, President (Principal
                                      Executive Officer), Treasurer (Principal
                                      Financial Officer and Principal Accounting
                                      Officer) and Director

Date:  November 12, 2001     By:  /s/ Lawrence G. Bergman
                                      -------------------
                                      Lawrence  G.  Bergman,  Vice  President,
                                      Secretary and Director