Form 10-K
period 2001-12-31
INTERVEST CORPORATION OF NEW YORK
filed 2002-03-12
CIK 835955

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                             -----------------

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes XX No _____ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

As of February 1, 2002, there were 100 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None
================================================================================

               Intervest Corporation of New York and Subsidiaries

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I
                                                                            Page
                                                                            ----
Item 1   Description of Business ..........................................   2

Item 2   Description of Properties.........................................   5

Item 3   Legal Proceedings.................................................   5

Item 4   Submission of Matters to Vote of Security Holders.................   5

PART II

Item 5   Market for Common Equity and Related Stockholder Matters..........   6

Item 6   Selected Financial Data...........................................   6

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   7

Item 7A  Quantitative and Qualitative Disclosures about Market Risk........  11

Item 8   Financial Statements and Supplementary Data.......................  12

Item 9   Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................  30

PART III

Item 10  Directors and Executive Officers of the Registrant................  30

Item 11  Executive Compensation............................................  31

Item 12  Security Ownership of Certain Beneficial Owners and Management....  32

Item 13  Certain Relationships and Related Transactions....................  32

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K...  32

Signatures.................................................................  35

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

On March 10, 2000, Intervest Bancshares Corporation (hereafter referred to as the "Parent Company") acquired all the outstanding capital stock of the Company in exchange for shares of the Parent Company's Class A common stock. As a result of the acquisition, the Company became a wholly owned subsidiary of the Parent Company, which is a bank holding company. Former shareholders of the Company are officers and directors of both the Company and the Parent Company. The Parent Company also owns Intervest National Bank, a national bank with its headquarters and a full-service banking office in New York, New York, four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida.

Market Area and Competition

The Company's lending activities have been concentrated in the New York City metropolitan region. The Company also makes loans in other states, including Connecticut, Florida, New Jersey, Pennsylvania, North Carolina, Washington DC, Georgia and Virginia.

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

At December 31, 2001, the Company's loan portfolio amounted to $63,594,000, compared to $52,800,000 at December 31, 2000. At December 31, 2001, $42,081,000,
or 30 loans, were secured by multi-family apartment buildings located in the City of New York. These represent approximately 66% of the principal balance of the Company's portfolio.

Mortgage loans originated and acquired are solicited directly by the Company's officers, from existing borrowers, through advertising and from broker referrals. The Company has in the past and may in the future participate in mortgages originated by its affiliates, including Intervest National Bank.

The Company's mortgage loans typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgages owned by the Company provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. Thirty-nine of the mortgage loans in the Company's portfolio, representing approximately 82% of the principal balance of the Company's portfolio have balloon payments due at the time of their maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage, or if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage. To the extent that the aggregate net revenues from the Company's mortgage investments are insufficient to provide funds equal to the payments due under the Company's debt obligations, then the Company would be required to utilize its working capital for such purposes or otherwise obtain the necessary funds from outside sources. No assurance can be given that such funds would be available to the Company. The Company's mortgage loans are generally not personal obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise.

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

The Company's mortgage loans include first mortgage loans and junior mortgage loans. The Company owns 21 junior mortgages. The mortgages owned by the Company that are junior mortgages are subordinate in right of payment to senior mortgages on the various properties. In all cases, in the opinion of management, the current value of the underlying property collateralizing the mortgage loan is in excess of the stated amount of the mortgage loan plus the senior loan. Therefore, in the opinion of management of the Company, each property on which a mortgage owned by the Company is a lien constitutes adequate collateral for the related mortgage loan. Accordingly, in the event the owner of a property fails to make required debt service payments, management believes that, based upon current value, upon a foreclosure of the mortgage and sale of the property, the Company would recover its entire investment. However, there can be no assurance that the current value of the underlying property will be maintained.

The Company does not have a formal policy regarding the percentage of its assets that may be invested in any single mortgage, or in any type of mortgage investment, or regarding the geographic location of properties collateralizing the mortgages owned by the Company.

Substantially all of the Company's mortgages are non-recourse. It is expected that most mortgages that the Company acquires in the future will be non-recourse mortgages as well. Under the terms of non-recourse mortgages, the owner of the property subject to the mortgage has no personal obligation to pay the mortgage note which the mortgage secures. Therefore, in the event of default, the Company's ability to recover its investment is solely dependent upon the value of the mortgaged property and balances of any loans secured by mortgages and liens that are senior in right to us, which must be paid from the net proceeds of any foreclosure proceeding. Any loss we may incur as a result of the foregoing factors may have a material adverse effect on the Company's business, financial condition and results of operations. At December 31, 2001: five of the mortgages in the Company's portfolio (representing approximately 17% of the principal balance in the Company's portfolio) allowed recourse against the mortgagor only with respect to liabilities related to tenant security deposits;

32 of the mortgages (representing approximately 67% of the principal balance in the Company's portfolio) allowed recourse against the mortgagor only with respect to liabilities relating to tenant security deposits, proceeds from insurance policies, losses arising under environmental laws and losses resulting from waste or acts of malfeasance; seven loans (representing approximately 14% of the portfolio), are full recourse; the balance of loans were without recourse. In addition, at December 31, 2001, six of the Company's mortgages were guaranteed by third parties.

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

Temporary Investment Activities

The Company has historically invested its excess cash (after meeting its lending commitments) in commercial paper and certificate of deposits issued by large commercial banks, and U.S. government securities. The level of such investments fluctuates based on various factors, including liquidity needs, loan demand and scheduled repayments of debentures. Cash and short-term investments at December 31, 2001 amounted to $16,752,000, compared to $19,476,000 at December 31, 2000.

Loan Loss Experience

For financial reporting purposes, the Company considers a loan as delinquent or non-performing when it is contractually past due 90 days or more as to principal or interest payments. The Company evaluates its portfolio of mortgage loans based on various factors to determine the need for an allowance for loan losses. An allowance for loan losses has been maintained starting in the fourth quarter of 2001. At December 31, 2001, the allowance was $18,000. The Company did not maintain an allowance in 2000. The Company did not have any nonperforming assets or impaired loans at December 31, 2001 and 2000.

Sources of Funds

The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations. Subordinated debentures outstanding at December 31, 2001 totaled $63,000,000, compared to $57,150,000 at December 31, 2000.

Employees

At December 31, 2001, the Company employed 12 full-time employees. The employees are not covered by a collective bargaining agreement and the Company believes its employee relations are good.

Federal and State Taxation

The Company files consolidated federal, New York State and City income tax returns with its Parent Company on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. Income taxes are provided as if the Company filed a separate consolidated tax return with its subsidiaries.

Investment in Subsidiaries


                                                     At December 31, 2001
                                            ------------------------------------------            Subsidiaries
($ in thousands)                             % of                         Equity in          Earnings (Loss) for the
                                             Voting         Total         Underlying            Year Ended Dec. 31,
Subsidiary                                   Stock        Investment      Net Assets          2001     2000     1999
---------------------------                 --------      ----------      ----------          ----------------------
Intervest Distribution Corporation            100%          $  33           $   33            $ (1)    $ (1)    $ 1
Intervest Realty Servicing Corporation        100%          $ 671           $  671            $ 11     $ 18     $15

There were no dividends paid to the Company by its subsidiaries in 2001, 2000 or 1999.

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


Item 2. Description of Properties
        -------------------------

The office of the Company is located in leased premises at 10 Rockefeller Plaza, New York, N.Y, 10020. The lease expires on September 30, 2004.


Item 3. Legal Proceedings
        -----------------

The Company may periodically be party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Company's business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------

There is no established trading market for the Company's shares of common stock. At December 31, 2001 and 2000, the Company's outstanding common stock was 100% owned by the Parent Company.

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



------------------------------------------------------------------------------------------------------------------------------
                                                                         At or For The Year Ended December 31,
                                                          --------------------------------------------------------------------
($ in thousands)                                                 2001          2000          1999          1998          1997
------------------------------------------------------------------------------------------------------------------------------
Financial Condition Data:
Total assets                                                  $ 83,083      $ 74,860      $ 98,740      $ 99,605      $ 95,262
Cash and short-term investments                                 16,752        19,476        30,754        27,452        15,622
Mortgage loans receivable, net of deferred fees                 62,665        51,992        63,290        67,251        74,007
Subordinated debentures and related interest payable (1)        72,113        64,347        84,600        85,791        82,966
Stockholder's equity                                             9,847         9,269        12,140        11,568        10,522
Allowance for loan loss reserve                                     18             -             -             -             -
------------------------------------------------------------------------------------------------------------------------------
Operations Data:
Interest income                                               $  7,625      $  8,519      $ 10,552      $ 11,743      $ 10,485
Gain on early repayment of mortgages receivable                    582           340           369           291           215
Other income                                                       569           415           298            59            31
------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                   8,776         9,274        11,219        12,093        10,731
------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                 5,849         6,922         8,150         8,510         8,181
Amortization of deferred debenture offering costs                  662           714           899           891           958
General and administrative expenses                              1,192         1,015         1,118           944           773
------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                   7,703         8,651        10,167        10,345         9,912
------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and extraordinary item              1,073           623         1,052         1,748           819
Provision for income taxes                                         495           288           480           801           373
------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                   578           335           572           947           446
Extraordinary item, net of taxes (2)                                 -          (206)            -             -             -
------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $    578      $    129      $    572      $    947      $    446
------------------------------------------------------------------------------------------------------------------------------
Ratios and Other Data
Ratio of earnings to fixed charges (3)                            1.2x          1.1x          1.1x          1.2x          1.1x
Dividends paid to Parent Company                              $      -      $  3,000      $      -      $      -      $      -
------------------------------------------------------------------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and  Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

On March 10, 2000, Intervest Bancshares Corporation (hereafter referred to as the "Parent Company") acquired all the outstanding capital stock of the Company in exchange for shares of the Parent Company's Class A common stock. As a result of the acquisition, the Company became a wholly owned subsidiary of the Parent Company, which is a bank holding company. Former shareholders of the Company are officers and directors of both the Company and the Parent Company. The Parent Company also owns Intervest National Bank, a national bank with its headquarters and full-service banking office located in New York, New York, four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida.

The Company's results of operations are affected by general economic trends in real estate markets, as well as by trends in the general economy and the movement of interest rates. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic conditions in that area also have an impact on the Company's operations.

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

The prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely. Of the 48 mortgages in the portfolio: five allow prepayment without penalty; three prohibit prepayment; 18 permit prepayment only after passage of a specific period; and 22 permit prepayment after payment of penalties ranging from 0.5% up to 4% of the principal balance.

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

Total assets at December 31, 2001 increased to $83,083,000, from $74,860,000 at December 31, 2000. The increase is primarily reflected in new loan originations funded by the sale of debentures.

Cash and cash equivalents decreased to $16,752,000 at December 31, 2001, from $19,476,000 at December 31, 2000. This decrease was due to the funding of new loans.

Mortgage loans receivable, net of unearned income and allowance for loan loss reserves, amounted to $62,647,000 at December 31, 2001, compared to $51,992,000 at December 31, 2000. At December 31, 2001 and 2000, the Company did not have any loans on a nonaccrual status. The Company's policy is to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when in the opinion of the Company's management, principal or interest is not likely to be paid in accordance with the terms of the loan.

Management's periodic evaluation of the need for or adequacy of the allowance for loan loss reserves is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on any impaired loans that may be susceptible to significant change. An allowance for loan losses was established by the Company in the fourth quarter of 2001 and amounted to $18,000 at December 31, 2001. An allowance was not maintained at any time during 2000 or 1999. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions, or other factors, differ from those assumed.

Deferred debenture offering costs, net of accumulated amortization, decreased to $2,348,000 at December 31, 2001, from $2,397,000 at December 31, 2000. The decrease was primarily due to normal amortization of $662,000 which was mostly offset by additional deferred costs associated with the issuance of new debentures in 2001.

Total liabilities at December 31, 2001 increased to $73,236,000, from $65,591,000 at December 31, 2000. The increase primarily reflected an increase in debentures. Subordinated debentures outstanding at December 31, 2001 increased to $63,000,000, from $57,150,000 at December 31, 2000. This increase is a result of the issuance of series 8/1/01 debentures in the principal amount of $7,250,000, partially offset by the maturity of $1,400,000 in the principal amount of debentures.

Stockholder's equity increased to $9,847,000 at December 31, 2001, from $9,269,000 at December 31, 2000. The increase was due to net income for 2001 of $578,000.

Comparison  of Results of  Operations  for the Year Ended  December 31, 2001 and
2000

The Company had net income of $578,000 in 2001, compared to net income of $129,000 in 2000. The increase in earnings was primarily due to: an increase in gain on early repayment of mortgages of $242,000, an increase in net interest income of $212,000 and a $172,000 increase in service fee income received from Intervest National Bank. These increases were partially offset by a $159,000 increase in general and administrative expenses.

Total interest income was $7,625,000 in 2001, compared to $8,519,000 in 2000. The decrease of $894,000 was mostly due to declines in market interest rates during 2001.

Total noninterest income was $1,151,000 in 2001, compared to $755,000 in 2000. The increase of $396,000 was due to an increase of $242,000 in gains on early repayment of mortgages and an increase of $172,000 in service fee income received from Intervest National Bank.

Interest expense on debentures was $5,849,000 in 2001, compared to $6,922,000 in 2000. The decrease of $1,073,000 was primarily due to interest rate decreases on various floating-rate debentures tied to the JPMorgan Chase Bank prime rate, which decreased a total of 475 basis points during 2001.

Amortization of deferred debenture offering costs was $662,000 in 2001, compared to $714,000 in 2000. The decrease reflected the retirement of various debentures partially offset by new issues in 2001 and 2000.

General and administrative expenses aggregated $1,174,000 in 2001, compared to $1,015,000 in 2000. The increase of $159,000 was primarily the result of an increase in salary expense due to salary increases and additional staff.

The provision for income taxes amounted to $495,000 and $288,000 for 2001 and 2000, respectively. The provision represented 46% of pretax income for each period.

The extraordinary charge of $206,000 represents $382,000 of unamortized deferred debenture offering costs that was charged to expense in the second quarter of 2000 in connection with the earlier retirement of debentures, less a related tax benefit of $176,000.

Comparison  of Results of  Operations  for the Year Ended  December 31, 2000 and
1999

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

Interest expense on debentures was $6,922,000 in 2000, compared $8,150,000 in 1999. The decrease of $1,228,000 was due to a decline in the average balance of debentures outstanding (resulting from retirements exceeding new issues), offset in part by interest rate increases on various floating-rate debentures tied to the JPMorgan Chase Bank prime rate. This rate increased six times from June 30, 1999 to June 30, 2000 for a total of 175 basis points.

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

On January 1, 2001, $1,400,000 was repaid to debenture holders pursuant to the scheduled maturity of series 11/10/98 debentures. Accrued interest of $248,000 was also paid on these debentures. In the first half of 2000, the Company repaid $24,000,000 in principal amount of debentures, plus accrued interest of $3,970,000 to debenture holders. The Company maintained adequate funds to retire these debentures. During the first quarter of 2000, the Company paid a cash dividend of $3,000,000 to the Parent Company. In September of 2001 and November of 2000, the Company completed the sale of debentures in the principal amount of $ 7,250,000 and $3,750,000, respectively, which resulted in net proceeds of approximately $6,636,000 and $3,500,000, respectively, after underwriter's commissions and other issuance costs.

At December 31, 2001, the Company's total commitment to lend aggregated approximately $8,625,000. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

In the first quarter of 2002, the Company completed the sale of additional subordinated debentures in the aggregate principal amount of $5,750,000.

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

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2001, that are scheduled to mature or reprice within the periods shown. Floating-rate loans which are subject to adjustment at any time are included in the 0-3 month period rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities.



                                                     0-3          4-12        Over 1-4       Over 4
        ($ in thousands)                            Months       Months         Years        Years          Total
        -------------------------------------------------------------------------------------------------------------
        Floating- rate loans                     $   52,766             -    $      343   $        -     $   53,109
        Fixed- rate loans                               887             -         4,443        5,155         10,485
        -------------------------------------------------------------------------------------------------------------
        Loans                                        53,653             -         4,786        5,155         63,594
        Short-term investments                       15,702             -             -            -         15,702
        -------------------------------------------------------------------------------------------------------------
        Total rate-sensitive assets              $   69,355             -    $    4,786   $    5,155     $   79,296
        -------------------------------------------------------------------------------------------------------------

        Debentures payable                       $   41,500     $   2,500    $    9,000   $   10,000     $   63,000
        Accrued interest on debentures                5,848           525         1,841          899          9,113
        -------------------------------------------------------------------------------------------------------------
        Total rate-sensitive liabilities         $   47,348     $   3,025    $   10,841   $   10,899     $   72,113
        -------------------------------------------------------------------------------------------------------------
        -------------------------------------------------------------------------------------------------------------
        GAP (repricing differences)              $   22,007     $  (3,025)   $   (6,055)  $   (5,744)    $    7,183
        -------------------------------------------------------------------------------------------------------------
        Cumulative GAP                           $   22,007     $  18,982    $   12,927   $    7,183     $    7,183
        -------------------------------------------------------------------------------------------------------------
        Cumulative GAP to total assets                26.5%         22.8%         15.6%         8.6%           8.6%
        -------------------------------------------------------------------------------------------------------------


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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture-selling activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2001 and 2000, which reflect changes in market prices and rates, can be found in note 12 of the notes to consolidated financial statements.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the section "Asset and Liability Management."

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

The following consolidated financial statements of the Company are included herein:

-  Independent Auditors' Report  (page 13)
-------------------------------
-  Consolidated Balance Sheets at December 31, 2001 and 2000  (page 14)
------------------------------------------------------------
- Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999 (page 15)
--------------------------------------------------------------------------------
- Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999 (page 16)
--------------------------------------------------------------------------------
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999 (page 17)
--------------------------------------------------------------------------------
-  Notes to the Consolidated Financial Statements  (pages 18 to 27)
--------------------------------------------------------------------------------
-  Schedule IV - Mortgage Loans on Real Estate (page 28)
--------------------------------------------------------------------------------

The following table sets forth information with respect to the composition of loans receivable at December 31:


                                                      2001          2000         1999         1998          1997
                                                      ----          ----         ----         ----          ----
                                                    Carrying      Carrying     Carrying     Carrying      Carrying
($ in thousands)                                     Value         Value         Value        Value        Value
---------------------------------------------------------------------------------------------------------------------
Commercial real estate and multifamily loans        $ 63,594      $ 52,800     $ 64,119     $ 68,074      $ 75,202
Deferred loan fees and unamortized discounts            (929)         (808)        (829)        (824)       (1,195)
---------------------------------------------------------------------------------------------------------------------
Loans receivable, net of discounts                    62,665        51,992       63,290       67,250        74,007
---------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                                (18)            -            -            -             -
---------------------------------------------------------------------------------------------------------------------
Loans receivable, net                               $ 62,647      $ 51,992     $ 63,290     $ 67,250      $ 74,007
---------------------------------------------------------------------------------------------------------------------
Loans on a nonaccrual status at year end            $      -      $      -     $      -     $      -      $      -
---------------------------------------------------------------------------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Intervest Corporation of New York
New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Corporation of New York and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001. Our audits also included the financial statement schedule listed in the exhibit index as item 14(a)(2). These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intervest Corporation of New York as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP

New York, New York
January 21, 2002

               Intervest Corporation of New York and Subsidiaries

                           Consolidated Balance Sheets



                                                                                               At December 31,
                                                                                         -----------------------------
($ in thousands)                                                                             2001           2000
----------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                                   $    1,050     $    1,986
Short-term investments (note 2)                                                               15,702         17,490
                                                                                          ----------     ----------
    Total cash and cash equivalents                                                           16,752         19,476
Mortgage loans receivable net of unearned fees and discounts and allowance for
loan losses (note 3)                                                                          62,647         51,992
Accrued interest receivable                                                                      523            544
Fixed assets, net (note 4)                                                                        61             75
Deferred debenture offering costs, net (note 5)                                                2,348          2,397
Other assets                                                                                     752            376
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $   83,083     $   74,860
----------------------------------------------------------------------------------------------------------------------

LIABILITIES
Mortgage escrow funds payable                                                             $      658     $      828
Subordinated debentures payable (note 6)                                                      63,000         57,150
Debenture interest payable at maturity (note 6)                                                9,113          7,197
Other liabilities                                                                                465            416
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             73,236         65,591
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 4 and 11)

STOCKHOLDER'S EQUITY
Common stock (no par value, 100 shares issued and outstanding)                                 2,100          2,100
Additional paid-in-capital                                                                     3,509          3,509
Retained earnings (note 7)                                                                     4,238          3,660
----------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                     9,847          9,269
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                $   83,083     $   74,860
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

                      Consolidated Statements of Operations



                                                                                 Year Ended December 31,
                                                                         ---------------------------------------
($ in thousands)                                                              2001         2000          1999
----------------------------------------------------------------------------------------------------------------

REVENUES
Interest and fee income on mortgages                                        $  7,009      $  7,576     $   9,103
Interest income on short-term investments                                        616           943         1,449
                                                                            ------------------------------------
     Total interest income                                                     7,625         8,519        10,552
Gain on early repayment of mortgages                                             582           340           369
Other income (note 9)                                                            569           415           298
----------------------------------------------------------------------------------------------------------------
Total revenues                                                                 8,776         9,274        11,219
----------------------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                                         5,849         6,922         8,150
Amortization of deferred debenture offering costs                                662           714           899
General and administrative                                                     1,192         1,015         1,118
----------------------------------------------------------------------------------------------------------------
Total expenses                                                                 7,703         8,651        10,167
----------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item                              1,073           623         1,052
Provision for income taxes                                                       495           288           480
                                                                            ------------------------------------
Income before extraordinary item                                                 578           335           572
Extraordinary item, net of tax (note 6)                                                       (206)            -
----------------------------------------------------------------------------------------------------------------
Net income                                                                  $    578      $    129     $     572
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

           Consolidated Statements of Changes in Stockholder's Equity



                                                                                                 Year Ended December 31,
                                                                                       --------------------------------------
($ in thousands)                                                                           2001          2000          1999
-----------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance at beginning of year                                                             $ 2,100       $ 2,000       $ 2,000
Retirement of 31.84 shares                                                                     -        (2,000)            -
Issuance of 100 shares to Parent Company                                                       -         2,100             -
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                     2,100         2,100         2,000
-----------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of year                                                                   -           100           100
Retirement of 15.89 shares                                                                     -          (100)            -
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                         -             -           100
-----------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of year                                                       3,509         3,509         3,509
-----------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                                                               3,660         6,531         5,959
Cash dividend declared and paid to Parent Company                                              -        (3,000)            -
Net income                                                                                   578           129           572
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                     4,238         3,660         6,531
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity at end of year                                                $ 9,847       $ 9,269       $12,140
-----------------------------------------------------------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

                      Consolidated Statements of Cash Flows





                                                                                          Year Ended December 31,
                                                                                  ------------------------------------------
($ in thousands)                                                                      2001          2000          1999
----------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                          $       578   $       129   $       572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                                 24            21             6
Amortization of deferred debenture offering costs                                           662         1,096           899
Amortization of premiums, fees and discounts, net                                          (608)         (451)         (292)
Gain on early repayment of mortgage loans                                                  (582)         (340)         (369)
Decrease in mortgage escrow funds payable                                                  (170)       (1,026)         (181)
Increase (decrease) in debenture interest payable at maturity                             1,917            (3)        1,709
Change in all other assets and liabilities, net                                           1,023         1,478          (164)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 2,844           904         2,180
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                                        38,294        39,164        41,740
Originations and purchases of mortgage loans receivable                                 (49,088)      (27,846)      (37,120)
Purchases of fixed assets                                                                   (10)            -          (102)
----------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                     (10,804)       11,318         4,518
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs                               6,636         3,500         6,604
Principal repayments of debentures                                                       (1,400)      (24,000)      (10,000)
Dividends paid to Parent Company                                                                       (3,000)            -
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                       5,236       (23,500)       (3,396)
----------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                     (2,724)      (11,278)        3,302
Cash and cash equivalents at beginning of year                                           19,476        30,754        27,452
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                            $    16,752   $    19,476   $    30,754
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the year for:
  Interest                                                                          $     3,933   $     6,925   $     6,442
  Income taxes                                                                              490          (340)          780
----------------------------------------------------------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

1.   Description of Business and Summary of Significant Accounting Policies

     Description of Business

     Intervest Corporation of New York and Subsidiaries (the "Company") is engaged in the real estate business, including the origination and purchase of real estate mortgage loans on income producing properties. On March 10, 2000, Intervest Bancshares Corporation, a bank holding company, (hereafter referred to as the "Parent Company") acquired all the outstanding capital stock of the Company in exchange for shares of the Parent Company's Class A common stock. As a result of the acquisition, the Company became a wholly owned subsidiary of the Parent Company. Former shareholders of the Company are officers and directors of both the Company and the Parent Company.

     Principles of Consolidation, Basis of Presentation and Use of Estimates

     The consolidated financial statements include the accounts of Intervest Corporation of New York and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

     Cash Equivalents

     For purposes of the statements of cash flows, cash equivalents include short-term investments that have maturities of three months or less when purchased.

     Mortgage Loans Receivable

     Loans are stated at their outstanding principal balances, net of any deferred fees or costs on originated loans and unamortized discounts on purchased loans and the allowance for loan losses. Purchased loans, all of which have been made from affiliated companies, are recorded at cost which is equivalent to the carrying amount of the seller. The purchase price is deemed equivalent to fair value of the loans based on their variable or floating interest rates. Interest income is accrued on the unpaid principal balance. Discounts are amortized to income over the life of the related receivables using the constant interest method. Loan origination fees net of certain direct origination costs are deferred and recognized as an adjustment of the yield of the related loans.

     Allowance for Loan Losses

     The allowance for loan losses is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries, adverse situations which may affect the borrowers' ability to repay, and management's perception of the current and anticipated economic

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


1. Description of Business and Summary of Significant Accounting Policies, Continued

     conditions in the Company's lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan losses is computed related to certain loans that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired loans normally consist of loans on nonaccrual status. Interest income on impaired loans is recognized on a cash basis. Impairment for commercial real estate and residential loans is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the observable market price of the loan or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance. and a charge through the provision for loan losses. The Company normally charges off any portion of the recorded investment in the loan that exceeds the fair value of the collateral.

     Fixed Assets

     Fixed assets are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Maintenance, repairs and minor improvements are charged to operating expense as incurred.

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

2.   Short-Term Investments

     At December 31, 2001 and 2000, short-term investments was comprised of bank commercial paper.

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

3.   Mortgage Loans Receivable

     Mortgage loans receivable are summarized as follows:

                                                         At December 31, 2001             At December 31, 2000
                                                         --------------------             --------------------
($ in thousands)                                       # of loans       Amount           # of loans      Amount
----------------------------------------------------------------------------------------------------------------
Residential multifamily loans                             35           $45,906                27        $46,553
Commercial real estate loans                              13            17,688                 7          6,247
----------------------------------------------------------------------------------------------------------------
Loans receivable                                          48            63,594                34         52,800
----------------------------------------------------------------------------------------------------------------
Deferred loan fees and discount                                           (929)                            (808)
----------------------------------------------------------------------------------------------------------------
Loans receivable, net of fees and discount                              62,665                           51,992
----------------------------------------------------------------------------------------------------------------
Allowance for loan losses                                                  (18)                               -
----------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                  $62,647                          $51,992
----------------------------------------------------------------------------------------------------------------

     At December 31, 2001, the loan portfolio consisted of $43,187,000 and $20,407,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $10,485,000 of fixed-rate loans and $53,109,000 of adjustable-rate loans. At December 31, 2000, the loan portfolio consisted of $42,744,000 and $10,056,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $17,977,000 of fixed-rate loans and $34,823,000 of adjustable-rate loans.

     At December 31, 2001, effective interest rates on mortgages ranged from 6.88% to 18.55% (7.68% to 16.73% at December 31, 2000). Many of the
     mortgage loans have an interest rate floor which resets upward along with any increase in the loan's interest rate. This feature reduces the loan's interest rate exposure to periods of declining interest rates.

     During 2001, 2000 and 1999, certain mortgages were repaid in full prior to their maturity date. The prepayments resulted in the recognition of unearned fees and discount associated with such loans, as well as the receipt of prepayment penalties in certain cases. For 2001, 2000 and 1999, income associated with the prepayments of mortgages was $582,000, $340,000 and $369,000, respectively.

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

     The geographic distribution of the properties that collateralize the loan portfolio is summarized as follows:

                               At December 31, 2001       At December 31, 2000
                               --------------------       --------------------
($ in thousands)               Amount      %ofTotal       Amount      %ofTotal
--------------------------------------------------------------------------------
New York                      $50,260        79.0%       $42,193        79.9%
New Jersey                      8,176        12.9              -           -
Pennsylvania                    1,916         3.0              -           -
Florida                         1,087         1.7          7,820        14.8
North Carolina                      -           -          2,068         3.9
Connecticut                     1,660         2.6            187         0.4
All other                         495         0.8            532         1.0
--------------------------------------------------------------------------------
                              $63,594       100.0%       $52,800       100.0%
--------------------------------------------------------------------------------

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------
3.   Mortgage Loans Receivable, Continued

     The table below shows the scheduled contractual principal repayments of the loan portfolio at December 31, 2001:

($ in thousands)
--------------------------------------------------------------------------------
For the year ended December 31, 2002                                $17,790
For the year ended December 31, 2003                                 14,819
For the year ended December 31, 2004                                 11,210
For the year ended December 31, 2005                                  7,680
For the year ended December 31, 2006                                      -
Thereafter                                                           12,095
--------------------------------------------------------------------------------
                                                                    $63,594
--------------------------------------------------------------------------------

     At December 31, 2001, $36,206,000 of loans with adjustable rates and $9,598,000 of loans with fixed rates were due after one year. At December 31, 2001 and 2000, the Company did not have any loans on a nonaccrual status or impaired. At December 31, 2001, the allowance for loan losses was $18,000; no allowance was required in 2000 or 1999.

4.   Fixed Assets, Lease Commitments and Rental Expense

     Fixed assets is summarized as follows:

                                                        At December 31,
                                                        ---------------
($ in thousands)                                    2001               2000
--------------------------------------------------------------------------------
Furniture, fixtures and equipment                  $  54              $  44
Automobiles                                           58                 58
--------------------------------------------------------------------------------
Total cost                                           111                102
--------------------------------------------------------------------------------
Less accumulated deprecation                         (50)               (27)
--------------------------------------------------------------------------------
Fixed assets, net                                  $  61              $  75
--------------------------------------------------------------------------------


     The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rents, the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $183,000 in 2001, $179,000 in 2000 and $177,000 in
     1999. The Company shares its rented space with affiliates who were charged rent of $1,000 in 2001, 2000 and 1999. The Company's future minimum annual lease payments under the office lease at December 31, 2001, are as follows:
     $192,000 in 2002; $192,000 in 2003 and $143,000 in 2004 for an aggregate of
     $527,000.

5.   Deferred Debenture Offering Costs

     Deferred debenture offering costs are summarized as follows:

                                                              At December 31,
                                                              ---------------
 ($ in thousands)                                          2001           2000
--------------------------------------------------------------------------------
 Deferred debenture offering costs                        $5,199         $4,670
 Less accumulated amortization                            (2,851)        (2,273)
--------------------------------------------------------------------------------
 Deferred debenture offering costs, net                   $2,348         $2,397
--------------------------------------------------------------------------------

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

6.   Subordinated Debentures Payable and Extraordinary Item

     The following table summarizes debenture payable.

                                                                                         At December 31,
($ in thousands)                                                                       2001           2000
------------------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004                     $ 9,000        $ 9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004                     9,000          9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005                      10,000         10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005                     5,500          5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005                     8,000          8,000
Series 11/10/98 - interest at 8% fixed - due January 1,  2001                              -          1,400
Series 11/10/98 - interest at 81/2% fixed - due January 1, 2003                        1,400          1,400
Series 11/10/98 - interest at 9% fixed - due January 1, 2005                           2,600          2,600
Series 06/28/99 - interest at 8% fixed - due July 1, 2002                              2,500          2,500
Series 06/28/99 - interest at 81/2% fixed - due July 1, 2004                           2,000          2,000
Series 06/28/99 - interest at 9% fixed - due July 1, 2006                              2,000          2,000
Series 09/18/00 - interest at 8% fixed - due January 1, 2004                           1,250          1,250
Series 09/18/00 - interest at 81/2% fixed - due January 1, 2006                        1,250          1,250
Series 09/18/00 - interest at 9% fixed - due January 1, 2008                           1,250          1,250
Series 08/01/01 - interest at 71/2% fixed - due April 1, 2005                          1,750              -
Series 08/01/01 - interest at 8% fixed - due April 1, 2007                             2,750              -
Series 08/01/01 - interest at 81/2% fixed - due April 1, 2009                          2,750              -
------------------------------------------------------------------------------------------------------------
                                                                                     $63,000       $57,150
------------------------------------------------------------------------------------------------------------

     The "Prime" in the preceding table refers to the prime rate of JPMorgan Chase Bank, which was 4.75% on December 31, 2001, and 9.5% at December 31, 2000.

     On January 1, 2001, series 11/10/98 debentures totaling $1,400,000 in principal plus accrued interest of $248,000 matured and were repaid.

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

     The Series 5/12/95, 10/19/95, 5/10/96, 10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,400,000 of these debentures is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

6.   Subordinated Debentures Payable and Extraordinary Item, Continued

     The Series  11/10/98,  6/28/99 and 9/18/00 and $770,000 of Series  11/10/98
     debentures accrue and compound interest quarterly, with such interest due and payable at maturity. The holders of Series 11/10/98, 6/28/99 and 9/18/00 debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year (beginning July 1, 2002 for the Series 6/28/99 and January 1, 2004 for the Series 9/18/00) provided, however that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

     All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for Series 8/1/01 debentures, which would be at a premium of 1% if the redemption is prior to October 1, 2002. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined.

     Scheduled contractual maturities of debentures as of December 31, 2001 are summarized as follows:

     ($ in thousands)                            Principal     Accrued Interest
     ---------------------------------------------------------------------------
     For the year ended December 31, 2002          $2,500               $1,386
     For the year ended December 31, 2003           1,400                  411
     For the year ended December 31, 2004          21,250                4,303
     For the year ended December 31, 2005          27,850                2,252
     For the year ended December 31, 2006           3,250                  607
     Thereafter                                     6,750                  154
     ---------------------------------------------------------------------------
                                                  $63,000               $9,113
     ---------------------------------------------------------------------------

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

8.   Profit Sharing Plan

     In 2000, the Company established a tax-qualified, profit sharing plan and trust in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan is available to each of the Company's employees who elects to participate after meeting certain length-of-service requirements. The Company's contributions to the profit sharing plans are discretionary and vest to the employees over a period of time. Total Company contributions to the plan for 2001 and 2000 were $7,000 and $1,000, respectively.

9.   Related Party Transactions

     The Company participates with Intervest National Bank (a wholly owned subsidiary of the Parent Company) in certain mortgage loans. The balances of the Company's participation in these mortgages were $3,919,000 and $2,629,000 at December 31, 2001 and 2000, respectively.

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

9.   Related Party Transactions, Continued

     The Company entered into a service agreement in June 1999 with Intervest National Bank with respect to providing mortgage loan origination and servicing services to Intervest National Bank. The Company received $463,000, $285,000 and $225,000 from Intervest National Bank for 2001, 2000 and 1999, respectively, in connection with this service agreement. These amounts are included in other income in the consolidated statements of operations.

     The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $3,030,000 at December 31, 2001 and $544,000 at December 31, 2000. The Company received interest income of $41,000, $90,000 and $110,000, respectively, in 2001, 2000 and 1999 in connection with such deposits. These amounts are included in interest income in the consolidated statements of operations.


     In connection with the placement of subordinated debentures, Intervest Securities Corporation, an affiliate of the Company, received commissions and fees aggregating $15,000 in 2001, $34,000 in 2000 and $35,700 in 1999.
     These amounts are included in other income in the consolidated statements of operations.


     The Company acquired furniture, fixtures and equipment in 1999 aggregating $40,000 from an affiliate on the Company.


10.  Income Taxes

     Commencing in 2000, the Company filed consolidated federal and combined New York State and City income tax returns with its Parent Company on a calendar year basis. Income taxes are provided as if the Company filed a separate consolidated tax return with its subsidiaries.

     At December 31, 2001 and 2000, the Company's net deferred tax asset was $171,000 and $10,000, respectively. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance was not maintained at any time during 2001 and 2000.

     Income tax expense (benefit) consists of the following:


                                                                           For the Year Ended December 31,
                                                                           -------------------------------
     ($ in thousands)                                                  2001             2000             1999
     ---------------------------------------------------------------------------------------------------------
     Provision for income taxes                                        $495             $288             $480
     Income tax effect of extraordinary item                              -             (176)               -
     ---------------------------------------------------------------------------------------------------------
                                                                       $495             $112             $480
     ---------------------------------------------------------------------------------------------------------

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

10.  Income Taxes, Continued

     Income tax expense (benefit) attributable to income before extraordinary item consists of the following:


     ($ in thousands)                      Current     Deferred       Total
--------------------------------------------------------------------------------
Year Ended December 31, 2001:
-----------------------------
   Federal                                   $  406      $ (119)       $  287
   State and Local                              250         (42)          208
--------------------------------------------------------------------------------
                                             $  656      $ (161)       $  495
--------------------------------------------------------------------------------
Year Ended December 31, 2000:
-----------------------------
   Federal                                   $  189      $   10        $  199
   State and Local                               85           4            89
--------------------------------------------------------------------------------
                                             $  274      $   14        $  288
--------------------------------------------------------------------------------
Year Ended December 31, 1999:
-----------------------------
   Federal                                   $  284      $    4        $  288
   State and Local                              190           2           192
--------------------------------------------------------------------------------
                                             $  474      $    6        $  480
--------------------------------------------------------------------------------

     The components of deferred tax expense (benefit) are summarized as follows:


                                                 For the Year Ended December 31,
                                                 -------------------------------
($ in thousands)                               2001         2000        1999
--------------------------------------------------------------------------------
Debenture underwriting commissions           $    -      $     -       $    3
Deferred loan fees and discount                (148)          16            3
Allowance for loan losses                        (9)           -            -
Depreciation                                     (4)          (2)           -
--------------------------------------------------------------------------------
                                             $ (161)     $    14       $    6
--------------------------------------------------------------------------------


     The tax effects of the temporary differences that give rise to the deferred tax asset are summarized as follows:


                                                             At December 31,
($ in thousands)                                           2001          2000
--------------------------------------------------------------------------------
Deferred loan fees and discount                          $  157        $    8
Allowance for loan losses                                     8             -
Depreciation                                                  6             2
--------------------------------------------------------------------------------
                                                         $  171        $   10
--------------------------------------------------------------------------------


     A reconciliation between the statutory federal income tax rate and the Company's effective tax rate follows:


                                                                      For the Year Ended December 31,
                                                                      -------------------------------
($ in thousands)                                                     2001          2000           1999
-------------------------------------------------------------------------------------------------------
Tax provision at statutory rate                                      34.0%         34.0%          34.0%
Increase (decrease) in taxes resulting from:
  State and local income taxes, net of federal benefit               12.0          12.1           12.2
  All other                                                           0.2           0.1           (0.6)
-------------------------------------------------------------------------------------------------------
                                                                     46.2%         46.2%          45.6%
-------------------------------------------------------------------------------------------------------

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

11.  Commitments and Contingencies

     Effective July 1, 1995, the Company entered into an employment agreement with its Executive Vice-President, who is also a director and shareholder of the Parent Company, for a term of ten years at an annual salary in the present amount of $177,315, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. In the event of the executive's death or disability, one-half of this amount will continue to be paid for a term as defined in the agreement. Effective August 3, 1998, the Company modified the aforementioned employment agreement to provide for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000.

     The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to extend credit amounted to $8,625,000 at December 31, 2001.

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

12.  Estimated Fair Value of Financial Instruments

     Fair value estimates are made at a specific point in time based on available information about each financial instrument. Where available, quoted market prices are used. However, a significant portion of the Company's financial instruments, such as commercial real estate and multifamily loans, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by management that include the financial instrument's credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of management's assumptions could cause the fair value estimates to deviate substantially. The fair value estimates also do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument, nor estimated transaction costs. Further, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on and have not been considered in the fair value estimates. Finally, fair value estimates do not attempt to estimate the value of anticipated future business and the Company's customer relationships.

               Intervest Corporation of New York and Subsidiaries
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

12.  Estimated Fair Value of Financial Instruments, Continued

     The  carrying  and  estimated  fair  values  of  the  Company's   financial
     instruments are as follows:


                                                        At December 31, 2001        At December 31, 2000
                                                       ---------------------        --------------------
                                                       Carrying        Fair        Carrying        Fair
($ in thousands)                                        Value          Value        Value          Value
---------------------------------------------------------------------------------------------------------
Financial Assets:
  Cash and cash equivalents                            $ 16,752      $ 16,752      $ 19,476      $ 19,476
  Loans receivable, net                                  62,647        64,595        51,992        51,992
  Accrued interest receivable                               523           523           544           544
Financial Liabilities:
  Debentures payable plus accrued interest               72,113        73,141        64,347        64,347
Off balance sheet:
   Commitments to lend                                       65            65            52            52
---------------------------------------------------------------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Loans Receivable. The estimated fair value of loans is based on a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Management can make no assurance that its perception and quantification of credit risk would be viewed in the same manner as that of a potential investor. Therefore, changes in any of management's assumptions could cause the fair value estimates of loans to deviate substantially.

     Debentures and Accrued Interest Payable. The estimated fair value of debentures and related accrued interest payable is based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to what management believes to be the Company's incremental borrowing rate for similar arrangements. For 2000, management believes that the incremental borrowing rate approximated the then current rates for each of the borrowings.

     All Other Financial Assets and Liabilities. The estimated fair value of cash and cash equivalents and accrued interest receivable approximates their carrying values since these instruments are payable on demand or have short-term maturities.

     Off-Balance Sheet Instruments. The carrying amounts of commitments to lend approximated estimated fair value. The fair value of commitments to lend is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counter-parties credit standing.


                        INTERVEST CORPORATION OF NEW YORK

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                            As of DECEMBER 31, 2001


                                Effective  Stated    Final                            Face       Carrying
                                Interest  Interest  Maturity  Payment  Prior        Amount of    Amount of  Prepayment Penalty/
     Description                   Rate     Rate      Date     Terms   Liens        Mortgage     Mortgage       Other Fees
--------------------------         ----     ----      ----     -----   -----         --------    --------       ----------
Commercial first Mortgages
  Office Buildings
     New City, New York           12.92%    6.20%   12/08/10      Y   $         -   $ 159,000    $ 122,000  none
     Tampa, Florida                7.00%    7.00%    7/01/09      M             -     343,000      343,000  1.00%
     Newark, New Jersey           11.42%    9.50%   12/01/05      M             -   4,487,000    4,424,000  not   prepayable   until
                                                                                                            9/1/02, then 1%
     New York, New York            6.88%    6.88%     1/1/05      M             -   2,200,000    2,200,000  3%  prior  to 1/1/03, 2%
                                                                                                            prior to 1/1/04,

  Restaurants
     Decatur and
        Jonesboro, Georgia        13.95%    8.50%     4/1/13      M             -     406,000      332,000  none
     Manassas, Virginia           14.95%    6.50%   12/01/05      Y             -      89,000       77,000  0.50%
     Irondequoint, New York       13.06%    7.20%   12/01/12      Y             -     210,000      166,000  1.00%

  Hotel
     New York, New York            9.92%    9.00%    2/01/04      M             -   3,011,000    2,978,000  3%  prior  to  2/02,  2%
                                                                                                            prior  to 2/03, 1% prior
                                                                                                            to 2/04

Residential first Mortgages
  Rental Apartment Buildings
     Bronx, New York              11.28%   11.00%   11/01/12      M             -   1,896,000    1,871,000  none
     Bronx, New York              12.75%   12.75%     1/1/11      M             -     978,000      978,000  no  prepayment permitted
     New York, New York           11.63%   11.00%    5/29/03      M             -     610,000      608,000  2%  until  5/02  then 1%
     Bronx, New York              14.37%   13.00%     6/1/13      M             -   1,873,000    1,765,000  no  prepayment permitted
     Bronx, New York              13.09%   12.75%    11/1/11      M             -   1,662,000    1,638,000  not   prepayable   until
                                                                                                            1/1/03
     Bronx, New York              13.50%   13.50%    11/1/13      M             -   4,375,000    4,375,000  no  prepayment permitted
     New York, New York            8.87%    8.13%    3/30/02      M             -     887,000      886,000  1.00%
     Hartford , Connecticut       13.50%   13.50%       OPEN      M             -     167,000      167,000  1.00%
     New York, New York           13.07%   12.00%    2/01/02      M             -   1,710,000    1,708,000  1.00%
     New York, New York           15.01%   11.50%     3/1/02      M             -   5,187,000    5,139,000  1.13%
     Brooklyn, New York           11.00%   11.00%    12/1/01      M             -     843,000      843,000  1.25%
     Chester Pennsylvania         12.02%   10.50%     4/1/03      M             -   1,806,000    1,783,000  not   prepayable   until
                                                                                                            10/1/02, then 1%
     Brooklyn, New York           10.38%    9.00%    10/1/02      M             -   2,686,000    2,666,000  not   prepayable   until
                                                                                                            5/15/02, then 1%
     New York, New York           12.08%   10.50%     4/1/04      M             -   2,215,000    2,179,000  none
     New York, New York            8.00%    8.00%     6/1/09      M             -     194,000      194,000  1.00%
     New York, New York           10.46%    9.00%     6/1/03      M             -   2,488,000    2,453,000  not   prepayable   until
                                                                                                            12/1/02, then 1%
     Brooklyn, New York           11.83%    9.50%     8/1/02      M             -     626,000      619,000  not   prepayable   until
                                                                                                            5/1/02, then 1%
     New York, New York           12.91%   10.50%     8/1/02      M             -     898,000      888,000  not   prepayable   until
                                                                                                            5/1/02, then 1%
     Brooklyn, New York            7.88%    7.88%    10/1/04      M             -   1,182,000    1,182,000  not   prepayable   until
                                                                                                            1/1/04, then 1%

Commercial Junior Mortgages
  Office Buildings
     Tampa, Florida               11.68%   10.50%     6/1/04      M     5,121,000     494,000      487,000  1.00%
     Newark, New Jersey           11.81%    9.50%     2/1/03      M     4,487,000   3,290,000    3,233,000  not   prepayable   until
                                                                                                            9/1/02, then 1%
     Wall township, New Jersey    11.20%    9.00%    10/1/04      M     3,450,000     398,000      383,000  3%   prior   to  9/1/02,
                                                                                                            2% prior to  9/1/03,  1%
                                                                                                            thereafter

     New York, New York           12.22%   11.00%     1/1/05      M     4,700,000   2,300,000    2,256,000  3%   prior   to  1/1/03,
                                                                                                            2%  prior  to 1/1/04, 1%
                                                                                                            thereafter
  Retail
     Brooklyn, New York           13.00%   10.75%     8/1/02      M       898,000     299,000      296,000  not   prepayable   until
                                                                                                            2/1/02, then 1% is under
                                                                                                            $200,000
Residential Junior Mortgages
  Rental Apartment Buildings
     New York, New York            9.50%    9.50%    5/27/01      M     3,787,000   1,899,000    1,899,000  1.00%
     New York, New York           14.75%   10.50%    12/2/02      M            (1)    249,000      241,000  not   prepayable   until
                                                                                                            7/15/02, then 1%
     New York, New York           12.59%   11.50%    10/1/05      M     3,374,000   2,790,000    2,741,000  4%  prior  to  10/02, 3%
                                                                                                            prior to 10/03, 2% prior
                                                                                                            to 10/04
     New York, New York           11.98%   10.50%     3/1/03      M     6,643,000     991,000      980,000  not   prepayable   until
                                                                                                            1/1/03, then 1%
     New York, New York           11.69%   10.50%     4/1/04      M     2,172,000   1,591,000    1,568,000  not   prepayable   until
                                                                                                            7/1/03, then 1%
     New York, New York           15.16%   10.50%     5/1/03      M     1,588,000     897,000      863,000  not   prepayable   until
                                                                                                            11/1/02, then 1%
     New York, New York           10.36%    9.00%     6/1/04      M     4,966,000     990,000      976,000  1.00%
     Lowery Place, Newington, CT  11.25%    9.00%    10/1/02      M     3,974,000   1,493,000    1,473,000  not   prepayable   until
                                                                                                            6/1/02, then 1%
     Bronx, New York              12.67%   10.50%    10/1/02      M     2,489,000     698,000      689,000  not   prepayable   until
                                                                                                            3/1/02, then 1%
     Philadelphia, Pennsylvania   11.59%   10.75%     9/1/04      M     1,569,000     110,000      109,000  3%  prior  to 9/1/02, 2%
                                                                                                            prior   to   9/1/03,  1%
                                                                                                            thereafter
     New York, New York           11.05%   10.00%     9/1/04      M     1,717,000     234,000      231,000  no  prepayment  allowed,
                                                                                                            1% due  9/1/04
     Brooklyn, New York           11.71%   10.50%    10/1/04      M     5,161,000     723,000      711,000  not   prepayable   until
                                                                                                            1/1/04, then 1%
     New York, New York           11.06%   10.00%    10/1/04      M     2,352,000     260,000      256,000  not   prepayable   until
                                                                                                            1/1/04, then 1%
     Brooklyn, New York           12.40%   10.50%    11/1/02      M       680,000     150,000      148,000  1.00%
     New York, New York           10.86%   10.00%    12/1/05      M     3,200,000     300,000      295,000  3%  prior to 12/1/02, 2%
                                                                                                            prior   to  12/1/03,  1%
                                                                                                            thereafter
     Ocala, Florida               13.13%   12.00%    12/1/03      M     1,249,000     250,000      246,000  not   prepayable   until
                                                                                                            1/1/04,  then   31  days
                                                                                                            interest   on   original
                                                                                                            balance
                                                             ---------------------------------------------
                                                             TOTAL    $25,817,000 $63,594,000 $ 62,665,000
                                                             =============================================

     Notes:

     (Y) Yearly principal and interest payments
     (M) Monthly principal and interest payments
     (1) Prior lien amount included in preceding mortgage.

                        INTERVEST CORPORATION OF NEW YORK


The following summary reconciles mortgages receivable at their carrying value

                                                                                      Year Ended December 31,
                                                                            -------------------------------------------
                                                                                2001            2000           1999
                                                                                ----            ----           ----

Balance at beginning of period                                              $ 51,992,000    $ 63,290,000   $ 67,250,000
    Additions during period
          Mortgages originated and acquired                                   49,088,000      27,846,000     37,120,000

    Deductions during period
          Collections of principal, net of amortization of fees and          (38,415,000)    (39,144,000)   (41,080,000)
              discounts

    Change in allowance for loan losses                                          (18,000)              -              -
                                                                            -------------------------------------------
Balance at end of period                                                    $ 62,647,000    $ 51,992,000   $ 63,290,000
                                                                            ===========================================

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

None
                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

The current Directors and Executive Officers of the Company are as follows:

     Lawrence G. Bergman, age 57, serves as a Director, and as Vice President and Secretary of the Company and has served in such capacities since the Company was organized in 1987. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman is also a Director, Vice-President and Secretary of Intervest Bancshares Corporation, the Parent Company, and Director and a member of the Loan Committee of Intervest National Bank, a wholly owned subsidiary of Intervest Bancshares Corporation.

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

     Jerome Dansker, age 83, serves as a Director and as Executive Vice President of the Company, and has served in such capacity since November, 1993. Mr. Dansker became Chairman of the Board of Directors in June, 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker is a Director, Chairman of the Board and Executive Vice President of Intervest Bancshares Corporation. He is also Chairman of the Board of Directors and Chairman of the Loan Committee of Intervest National Bank.

     Lowell S. Dansker, age 51, serves as a Director, and as President and Treasurer of the Company, and has served in such capacities since the Company was organized in 1987. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also a Director, President and Treasurer of Intervest Bancshares Corporation, and Chief Executive Officer, Director and a member of the Loan Committee of Intervest National Bank.

     Wayne F. Holly, age 45, serves as a Director of the Company and has served in such capacity since June, 1999. Mr. Holly received a Bachelor of Science degree in Economics from Alfred University. Mr. Holly is President of Sage, Rutty & Co., Inc., a member of the Boston Stock Exchange, with offices in Rochester, New York and Canandaigua, New York, and is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     Edward J. Merz, age 70, serves as a Director of the Company and has served in such capacity since February, 1998. Mr. Merz received a Bachelor of Business Administration from City College of New York and is a graduate of the Stonier School of Banking at Rutgers University. Mr. Merz is Chairman of the Board of Directors of the Suffolk County National Bank of Riverhead and of its parent, Suffolk Bancorp and has been an officer and Director of those companies for more than five years. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     Lawton Swan, III, age 59, serves as a Director of the Company, and has served in such capacity since February, 2000. Mr. Swan received a Bachelor of Science degree from Florida State University in Business Administration and Insurance. Mr. Swan is President of Interisk Corporation, a consulting firm specializing in risk management and employee benefit plans, which he founded in 1978. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     Thomas E. Willett, age 54, serves as a Director of the Company, and has served in such capacity since March, 1999. Mr. Willett received a Bachelor of Science Degree from the United States Air Force Academy and a law degree from Cornell University School of Law. Mr. Willett has been a partner of Harris Beach LLP, a law firm in Rochester, New York, for more than five years and is a Director of Intervest Bancshares Corporation and Intervest National Bank.

     David J. Willmott, age 63, serves as a Director of the Company, and has served in such capacity since June, 1989. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 25 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     Wesley T. Wood, age 59, serves as a Director of the Company, and has served in such capacity since April, 1992. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank, a Director of the Center of Direct Marketing at New York University, a member of the Marketing Committee at Fairfield University in Connecticut, and a Trustee of St. Dominics in Oyster Bay, New York.

All of the Directors of the Company have been elected to serve as Directors until the next annual meeting of the Company's shareholders. Each of the officers of the Company has been elected to serve as an officer until the next annual meeting of the Company's Directors.

Jerome Dansker is the father of Lowell S. Dansker

Item 11. Executive Compensation
         ----------------------

Each of the directors receives a fee of $250 for each meeting of the Board of Directors he attends.

Effective as of July 1, 1995, the Company entered into an employment agreement with Mr. Jerome Dansker, its Chairman and Executive Vice President. The agreement is for a term of ten years and provides for the payment of an annual salary in the present amount of $177,315, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for the payment of unused vacation time, monthly expense account payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of the amount which otherwise would have been paid to Mr. Dansker will continue until the greater of (i) the balance of the term of employment, or (ii) three years. Effective August 3, 1998, the Company modified the employment agreement to provide for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000.

The following table sets forth information concerning total compensation paid during the last three years to Mr. Jerome Dansker. No other executive officer of the Company received annual compensation in excess of $100,000.


                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                             Annual Compensation                     Long-Term Compensation
                                               -------------------------------------------------------------------------------------
                                                                                          Other Annual
         Name and Principal Position                Year        Salary       Bonuses      Compensation        Awards      Pay-Outs
------------------------------------------------------------------------------------------------------------------------------------
  Jerome Dansker,
    Chairman and Executive Vice President           2001       $214,057      $     -        $  1,700           $  -         $   -
                                                    2000       $157,810      $     -        $  1,300           $  -         $   -
                                                    1999       $167,414      $ 9,305        $  1,550           $  -         $   -
------------------------------------------------------------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Since March of 2000, 100% of the outstanding stock of the Company has been owned by: Intervest Bancshares Corporation, 10 Rockefeller Plaza, Suite 1015 New York, New York 10020.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

In connection with its acquisition by Intervest Bancshares Corporation in March 2000, the former shareholders of the Company received an aggregate of 1,250,000 shares of the Class A Common Stock of Intervest Bancshares Corporation in exchange for all of the issued and outstanding shares of capital stock of the Company.

Mr. Wayne F. Holly, who is a director of the Company, also serves as President of Sage, Rutty & Co., Inc., which firm has acted as an underwriter/placement agent in connection with the Company's offerings of debentures, including the offering of debentures conducted during fiscal 2001, 2000 and 1999.

Mr. Thomas E. Willett, who is a director of the Company, also is a partner in the law firm of Harris Beach LLP, which firm has provided legal services to the Company and the Parent Company in 2001 and 2000.

In connection with the placement of subordinated debentures in 1998 and 2000, Intervest Securities Corporation, an affiliate of the Company, received commissions and fees aggregating $15,000 in 2001, $34,000 in 2000 and $36,000 in 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a) Documents Filed as Part of this Report

     (1)  Financial Statements:

          See Item 8 "Financial Statements and Supplementary Data"

     (2)  Financial Statement Schedules:

          IV - Mortgage Loans on Real Estate (See Item 8 "Financial Statements and Supplementary Data")

          All other schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

     (3) Exhibits: The following exhibits are filed herein as part of this Form 10-K:

Exhibit No.          Description of Exhibit
-----------          ----------------------

     2. Agreement and Plan of Merger dated as of November 1, 1999 by and among the Company, Intervest Bancshares Corporation and ICNY Acquisition Corporation, incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999, wherein such document was filed as Exhibit 2.0.

Exhibit No.          Description of Exhibit
-----------          ----------------------

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

Exhibit No.          Description of Exhibit
-----------          ----------------------

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

     4.16 Indenture between the Company and the Bank of New York, as Trustee, dated September 15, 2000, incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 2000, wherein such document was filed as exhibit 4.16

     4.17 Indenture between the Company and the Bank of New York, as trustee, dated August 1, 2001, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-57324), declared effective September 1, 2001.

     4.18 Indenture between the Company and the Bank of New York, as trustee, dated February 1, 2002, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-73580), declared effective January 17, 2002.


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

INTERVEST CORPORATION OF NEW YORK
(Registrant)

By:      /s/ Lowell S. Dansker                    Date:     February 27, 2002
         --------------------------------                -----------------------
         Lowell S. Dansker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman of the Board, Executive Vice President and Director:

By:      /s/ Jerome Dansker                       Date:     February 27, 2002
         --------------------------------                -----------------------
         Jerome Dansker

President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer):

By:      /s/ Lowell S. Dansker                    Date:     February 27, 2002
         --------------------------------                -----------------------
         Lowell S. Dansker

Vice President, Secretary and Director:

By:      /s/ Lawrence G. Bergman                  Date:     February 27, 2002
         --------------------------------                -----------------------
         Lawrence G. Bergman

Directors:

By:      /s/ Michael A. Callen                    Date:     February 27, 2002
         --------------------------------                -----------------------
         Michael A. Callen

By:      /s/ Wayne F. Holly                       Date:     February 27, 2002
         --------------------------------                -----------------------
         Wayne F. Holly

By:      /s/ Edward J. Merz                       Date:     February 27, 2002
         --------------------------------                -----------------------
         Edward J. Merz

By:      /s/ Lawton Swan, III                     Date:     February 27, 2002
         --------------------------------                -----------------------
         Lawton Swan, III

By:      /s/ Thomas E. Willett                    Date:     February 27, 2002
         --------------------------------                -----------------------
         Thomas E. Willett

By:      /s/ David J. Willmott                    Date:     February 27, 2002
         --------------------------------                -----------------------
         David J. Willmott

By:      /s/ Wesley T. Wood                       Date:     February 27, 2002
         --------------------------------                -----------------------
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