Form 10-Q
period 2002-03-31
INTERVEST CORPORATION OF NEW YORK
filed 2002-05-03
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002

                         Commission File No. 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                              13-3415815
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
        incorporation)                                       identification no.)

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO __.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                                         Shares Outstanding:
--------------------                                         -------------------

Common Stock, no par value per share    100 shares outstanding at April 25, 2002
------------------------------------    ----------------------------------------


================================================================================




               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                                    FORM 10-Q
                                 March 31, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                   Page

     Item 1.      Financial Statements

         Condensed Consolidated Balance Sheets
            as of March 31, 2002 (Unaudited) and December 31, 2001 ........................................................        2

         Condensed Consolidated Statements of Operations (Unaudited)
            for the Three-Months Ended March 31, 2002 and 2001.............................................................        3

         Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
            for the Three-Months Ended March 31, 2002 and 2001.............................................................        4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three-Months Ended March 31, 2002 and 2001.............................................................        5

         Notes to Condensed Consolidated Financial Statements (Unaudited) .................................................        6

         Review by Independent Certified Public Accountants ...............................................................        9

         Report on Review by Independent Certified Public Accountants .....................................................       10

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations .................................................................       11

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk...............................................       13

    PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings........................................................................................       14

     Item 2.      Changes in Securities and Use of Proceeds................................................................       14

     Item 3.      Defaults Upon Senior Securities..........................................................................       14

     Item 4.      Submission of Matters to a Vote of Security Holders......................................................       14

     Item 5.      Other    Information.....................................................................................       14

     Item 6.      Exhibits and Reports on Form 8-K ........................................................................       14

Signatures.................................................................................................................       15

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

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM 1. Financial Statements
----------------------------


               Intervest Corporation of New York and Subsidiaries

                     Condensed Consolidated Balance Sheets


                                                                                               (Unaudited)
                                                                                                March 31,      December 31,
($ in thousands)                                                                                  2002            2001
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                           $ 1,229          $1,050
Short-term investments                                                                             17,724          15,702
                                                                                           --------------------------------
    Total cash and cash equivalents                                                                18,953          16,752
Mortgage loans receivable net of unearned fees and discounts and allowance for loan losses
(note 2)                                                                                           66,789          62,647
Accrued interest receivable                                                                           585             523
Fixed assets, net                                                                                      55              61
Deferred debenture offering costs, net (note 3)                                                     2,575           2,348
Other assets                                                                                          815             752
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $ 89,772         $83,083
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Mortgage escrow funds payable                                                                      $  963          $  658
Subordinated debentures payable (note 4)                                                           68,750          63,000
Debenture interest payable at maturity  (note 4)                                                    9,554           9,113
Other liabilities                                                                                     394             465
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                  79,661          73,236
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Common stock (no par value, 100 shares issued and outstanding)                                      2,100           2,100
Additional paid-in-capital                                                                          3,509           3,509
Retained earnings                                                                                   4,502           4,238
---------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                         10,111           9,847
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                       $ 89,772         $83,083
---------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.


               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                      Three-Months Ended
                                                                                                          March 31,
                                                                                            -------------------------------
($ in thousands)                                                                                    2002            2001
---------------------------------------------------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                                                                $1,894          $1,544
Interest income on short-term investments                                                               87             289
                                                                                            -------------------------------
     Total interest income                                                                           1,981           1,833
Gain on early repayment of mortgages                                                                    35               4
Other income (note 5)                                                                                  303             142
---------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                       2,319           1,979
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                                                               1,301           1,617
Amortization of deferred debenture offering costs                                                      190             157
General and administrative                                                                             338             303
---------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                                       1,829           2,077
---------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                                                      490            (98)
Income tax expense (benefit)                                                                           226            (44)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                                     $264           $(54)
---------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.



               Intervest Corporation of New York and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholder's Equity
                                   (Unaudited)


                                                                                               Three-Months Ended
                                                                                                   March 31,
                                                                                          ---------------------------
($ in thousands)                                                                                2002         2001
---------------------------------------------------------------------------------------------------------------------
COMMON STOCK
---------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                         $ 2,100       $ 2,100
---------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
---------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                           3,509         3,509
---------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                                   4,238         3,660
Net income (loss) for the period                                                                   264           (54)
---------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                         4,502         3,606
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Total stockholder's equity at end of period                                                   $ 10,111       $ 9,215
---------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.


               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                               Three-Months Ended
                                                                                                    March 31,
                                                                                          ---------------------------
   ($ in thousands)                                                                             2002         2001
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                             $    264      $    (55)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation                                                                                       6             5
  Amortization of deferred debenture offering costs                                                190           157
  Amortization of premiums, fees and discounts, net                                               (149)          (98)
  Gain on early repayment of mortgages                                                             (35)           (4)
  Increase in mortgage escrow funds payable                                                        305           412
  Increase in debenture interest payable at maturity                                               441           383
  Change in all other assets and liabilities, net                                                  (34)           25
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                          988           825
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                                                3,043         8,628
Originations of mortgage loans receivable                                                       (7,155)      (11,438)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           (4,112)       (2,810)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs                                      5,325           (16)
Principal repayments of debentures                                                                   -        (1,400)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                              5,325        (1,416)
---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                             2,201        (3,401)

Cash and cash equivalents at beginning of period                                                16,752        19,476

---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $ 18,953      $ 16,075
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
   Interest                                                                                   $    860      $  1,233
   Income taxes                                                                               $    337      $    152
---------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1 - General

The condensed consolidated financial statements of Intervest Corporation of New York and Subsidiaries (the "Company") in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 2001. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 2 - Allowance for Loan Losses

The allowance for loan losses is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries, adverse situations which may affect the borrowers' ability to repay, and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance  for loan  losses  is  computed  related  to  certain  loans  that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired loans normally consist of loans on nonaccrual status. Interest income on impaired loans is recognized on a cash basis. Impairment for commercial real estate and residential loans is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the observable market price of the loan or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance. and a charge through the provision for loan losses. The Company normally charges off any portion of the recorded investment in the loan that exceeds the fair value of the collateral.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 2 - Allowance for Loan Losses, continued

Management believes that all loans at March 31, 2002 and December 31, 2001 were collectible. The balance of the allowance for loan losses was $36,000 at March 31, 2002 and $18,000 at December 31, 2001. For the quarter ended March 31, 2002, the provision for loan losses was $18,000. There was no provision for the quarter ended March 31, 2001. For the quarter ended March 31, 2002 and 2001 there were no loan chargeoffs, or loans classified as nonaccrual or impaired.

Note 3 - Deferred Debenture Offering Costs

Costs related to offerings of debentures are deferred and amortized over the respective terms of the debentures. Deferred debenture offering costs consist primarily of underwriter's commissions. At March 31, 2002, deferred debenture offering costs, net of accumulated amortization of $3,042,000, amounted to $2,575,000. At December 31, 2001, deferred debenture offering costs, net of accumulated amortization of $2,851,000, amounted to $2,348,000

Note 4 - Subordinated Debentures Payable

The following table summarizes debentures payable.

                                                                        At March 31,       At December 31,
($ in thousands)                                                            2002                2001
----------------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004          $ 9,000             $ 9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004          9,000               9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005           10,000              10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005          5,500               5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005          8,000               8,000
Series 11/10/98 - interest at 8 1/2%   fixed - due January 1, 2003          1,400               1,400
Series 11/10/98 - interest at 9%       fixed - due January 1, 2005          2,600               2,600
Series 06/28/99 - interest at 8%       fixed - due July 1, 2002             2,500               2,500
Series 06/28/99 - interest at 8 1/2%   fixed - due July 1, 2004             2,000               2,000
Series 06/28/99 - interest at 9%       fixed - due July 1, 2006             2,000               2,000
Series 09/18/00 - interest at 8%       fixed - due January 1, 2004          1,250               1,250
Series 09/18/00 - interest at 8 1/2%   fixed - due January 1, 2006          1,250               1,250
Series 09/18/00 - interest at 9%       fixed - due January 1, 2008          1,250               1,250
Series 08/01/01 - interest at 7 1/2%   fixed - due April 1, 2005            1,750               1,750
Series 08/01/01 - interest at 8%       fixed - due April 1, 2007            2,750               2,750
Series 08/01/01 - interest at 8 1/2%   fixed - due April 1, 2009            2,750               2,750
Series 01/17/02 - interest at 7 1/4%   fixed - due October 1, 2005          1,250                   -
Series 01/17/02 - interest at 7 1/2%   fixed - due October 1, 2007          2,250                   -
Series 01/17/02 - interest at 7 3/4%   fixed - due October 1, 2009          2,250                   -
----------------------------------------------------------------------------------------------------------
                                                                          $68,750             $63,000
----------------------------------------------------------------------------------------------------------

The "prime" in the preceding table refers to the prime rate of JP Morgan Chase Bank, which was 4.75% at March 31, 2002 and December 31, 2001.

In February of 2002, the Company issued its Series 01/17/02 debentures in the principal amount of $5,750,000. Of this amount, $5,480,000 accrue and pay interest quarterly and $270,000 accrue and compound interest quarterly until maturity.

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable, Continued

The Series 5/12/95,  10/19/95,  5/10/96,  10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,370,000 of these debentures at March 31, 2002 is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

The Series  11/10/98,  6/28/99  and  9/18/00  and  $770,000  of Series  08/01/01
debentures accrue and compound interest quarterly, with such interest due and payable at maturity. The holders of Series 11/10/98, 6/28/99 and 9/18/00 debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year (beginning July 1, 2002 for the Series 6/28/99 and January 1, 2004 for the Series 9/18/00) provided, however, that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for Series 08/01/01 and Series 01/17/02 debentures. The Series 08/01/01 debentures would be redeemable at a premium of 1% if the redemption were prior to October 1, 2002. The Series
01/17/02 debentures would be redeemable at a premium of 1% if the redemption were prior to April 1, 2003. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to the debenture.

In the first quarter of 2002, the Company notified holders of the Series 06/28/99 debentures due July 1, 2002 that those debentures would be redeemed on April 1, 2002. On such date, those debentures were redeemed for a total of $3,086,000, which is comprised of $2,500,000 of principal and $586,000 of accrued interest.

Scheduled contractual maturities of debentures as of March 31, 2002 are summarized as follows:

($ in thousands)                                  Principal     Accrued Interest
--------------------------------------------------------------------------------
For the nine-months ended December 31, 2002          $2,500              $1,328
For the year ended December 31, 2003                  1,400                 450
For the year ended December 31, 2004                 21,250               4,501
For the year ended December 31, 2005                 29,100               2,384
For the year ended December 31, 2006                  3,250                 692
Thereafter                                           11,250                 199
--------------------------------------------------------------------------------
                                                    $68,750              $9,554
--------------------------------------------------------------------------------

Note 5 - Related Party Transactions

The Company entered into a service agreement in June 1999 with Intervest National Bank, ( a wholly owned subsidiary of the parent Company) with respect to providing mortgage loan origination and servicing services to Intervest National Bank. The Company received $271,000, and $111,000 from Intervest National Bank for the three months ended March 31, 2002 and 2001, respectively, in connection with this service agreement. These amounts are included in other income in the consolidated statements of operations.

The Company participates with Intervest National Bank (a wholly owned subsidiary of the Parent Company) in certain mortgage loans. The balances of the Company's participation in these mortgages were $3,907,000 and $3,919,000 at March 31, 2002 and December 31, 2001, respectively.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $1,123,000 at March 31, 2002 and $3,030,000 at December 31, 2001. The Company received interest income of $33,000 and $8,000 for the three months ended March 31, 2002 and 2001, respectively in connection with such deposits. These amounts are included in interest income in the statement of operations.

               Intervest Corporation of New York and Subsidiaries

               Review by Independent Certified Public Accountants

Richard A. Eisner & Company, LLP, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and March 31, 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



Board of Directors and Stockholder
Intervest Corporation of New York
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Corporation of New York and Subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operations, changes in stockholder's equity and cash flows for the three-month periods ended March 31, 2002 and March 31, 2001. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended, and in our report dated January 21, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Richard A. Eisner & Company, LLP
Richard A. Eisner & Company, LLP
New York, New York
April 25, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

Intervest Corporation of New York and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation (hereafter referred to as the "Company" on a consolidated basis), is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. The subsidiaries are nonoperating entities that provide administrative services to Intervest Corporation of New York.

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

The Company's results of operations are affected by general economic trends in real estate markets, as well as by trends in the general economy and the movement of interest rates. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic conditions in that area also have an impact on the Company's operations. While none of the properties underlying these mortgages were directly impacted by the terrorist acts of September 11, 2001, it is impossible to predict the impact such events will have on real estate generally in the City of New York.

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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001
-------------------------------------------------------------------------

Total assets at March 31, 2002 increased to $89,772,000, from $83,083,000 at December 31, 2001. The increase is reflective of the issuance of subordinated debentures with a principal amount of $5,750,000 which was the primary cause of an increase of $2,201,000 in cash and cash equivalents and a $4,142,000 increase in mortgage loans receivable.

Cash and cash equivalents amounted to $18,953,000 at March 31, 2002, compared to $16,752,000 at December 31, 2001. The increase was mostly due to an increase in short term commercial paper which was funded by the aforementioned issuance of subordinated debentures.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $66,789,000 at March 31, 2002, compared to $62,647,000 at December 31, 2001. The increase was due to new originations exceeding maturities and early repayments of loans. At March 31, 2002 and December 31, 2001, the Company did not have any nonperforming loans.

Deferred debenture offering costs, net of accumulated amortization, increased to $2,575,000 at March 31, 2002, from $2,348,000 at December 31, 2001. The increase was primarily due to issuance of subordinated debentures, which was partially offset by normal amortization.

Total liabilities at March 31, 2002 increased to $79,661,000, from $73,236,000 at December 31, 2001. The increase was primarily due to the issuance of subordinated debentures with a principal amount of $5,750,000.

Subordinated debentures outstanding at March 31, 2002 increased to $68,750,000, from $63,000,000 at December 31, 2001 as a result of the issuance of subordinated debentures with a principal amount of $5,750,000. Debenture interest payable increased to $9,554,000 at March 31, 2002, from $9,113,000 at December 31, 2001 primarily as a result of the accrual of interest on outstanding debentures.

Stockholder's equity increased to $10,111,000 at March 31, 2002, from $9,847,000 at year-end 2001. The increase was due to net income of $264,000 for the three-months ended March 31, 2002.

              Comparison of Results of Operations for the Quarter
              ---------------------------------------------------
                         Ended March 31, 2002 and 2001
                         -----------------------------


The Company recorded net income of $264,000 for the first quarter of 2002, compared to a net loss of $54,000 for the first quarter of 2001.

Interest income was $1,981,000 for the quarter ended March 31, 2002, compared to $1,833,000 for the same period a year ago. The increase of $148,000 was primarily due to an increase in mortgage loans, which was partially offset by a decrease in rates on new mortgage loans, repayments of higher-yielding loans and lower rates earned on short-term investments.

Interest expense on debentures was $1,301,000 for the quarter ended March 31, 2002, compared $1,617,000 for the same period of 2001. The decrease of $316,000 was primarily due to interest rate decreases on floating-rate debentures. The floating-rate debentures are indexed to the JP Morgan Chase Prime Rate, which decreased by 475 basis points from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. The effect of the decrease in rates was partially offset by interest expense on a higher level of subordinated debentures.

Amortization of deferred debenture offering costs was $190,000 for the quarter ended March 31, 2002, compared to $157,000 for the same period of 2001. The increase of $33,000 reflected the increased amount of debentures outstanding.

General and administrative expenses increased to $338,000 for the quarter ended March 31, 2002, from $303,000 for the same period of 2001. The increase primarily reflected an increase in the provision for loan losses of $18,000 and an increase in compensation and benefits expense of $14,000.

Income tax expense for the quarter ended March 31, 2002 amounted to $226,000 compared to a tax benefit of $44,000 for the quarter ended March 31, 2001. The Company's effective tax rate was 46% and 45% for the 2002 and 2001 periods, respectively.

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

At  March  31,  2002,  the  Company's   total   commitment  to  lend  aggregated
approximately $6,525,000.

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending activities and its issuance of debentures. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2001 and 2000, which reflect changes in market prices and rates, can be found in note 12 to the consolidated financial statements included in the Company's December 31, 2001 Form 10-K. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2001.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the asset and liability management section.

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

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2002, that are scheduled to mature or reprice within the periods shown. Floating-rate loans, which are subject to adjustment at any time, are included in the 0-3 month period rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities.

($ in thousands)                                      0-3                4-12          Over 1-4           Over 4
                                                     Months             Months           Years             Years             Total
------------------------------------------------------------------------------------------------------------------------------------
Floating-rate loans                                 $ 56,676                -          $    342           $     -          $ 57,018
Fixed- rate loans                                        877                -             6,589             3,222            10,688
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                           57,553                -             6,931             3,222            67,706
Short-term investments                                17,724                -                 -                 -            17,724
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                         $ 75,277                -          $  6,931          $  3,222          $ 85,430
------------------------------------------------------------------------------------------------------------------------------------

Debentures payable                                  $ 41,500         $  3,900          $ 10,100          $ 13,250          $ 68,750
Accrued interest on debentures                         5,908            1,074             1,738               834             9,554
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                    $ 47,408         $  4,974          $ 11,838          $ 14,084          $ 78,304
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
GAP (repricing differences)                         $ 27,869         $ (4,974)         $ (4,907)         $(10,862)         $  7,126
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP                                      $ 27,869         $ 22,895          $ 17,988          $  7,126          $  7,126
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                          31.0%            25.5%             20.0%              7.9%              7.9%
------------------------------------------------------------------------------------------------------------------------------------



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

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Date: April 25, 2002       By:  /s/   Lowell S. Dansker
                                -----------------------
                                      Lowell S. Dansker,
                                      President   (Principal Executive Officer),
                                      Treasurer (Principal Financial Officer and
                                      Principal Accounting Officer) and Director

Date:  April 25, 2002      By:  /s/   Lawrence G. Bergman
                                -------------------------
                                      Lawrence G. Bergman,
                                      Vice President, Secretary and Director