Form 10-Q
period 2002-06-30
INTERVEST CORPORATION OF NEW YORK
filed 2002-08-12
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

                         Commission File No. 33-22976-NY

                        INTERVEST CORPORATION OF NEW YORK
             (Exact name of registrant as specified in its charter)


         New York                                               13-3415815
------------------------------                             ---------------------
State or other jurisdiction of                                (I.R.S. employer
      incorporation)                                         identification no.)

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO ___.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                                         Shares Outstanding:
--------------------                                         -------------------

Common Stock, no par value per share    100 shares outstanding at July 31, 2002
------------------------------------    ---------------------------------------


================================================================================

               INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

                                    FORM 10-Q
                                  June 30, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                      Page
                                                                                                   ----
     Item 1.      Financial Statements

         Condensed Consolidated Balance Sheets
            as of June 30, 2002 (Unaudited) and December 31, 2001 ................................    2

         Condensed Consolidated Statements of Operations (Unaudited)
            for the Quarters and Six-Months Ended June 30, 2002 and 2001..........................    3

         Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
            for the Six-Months Ended June 30, 2002 and 2001.......................................    4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Six-Months Ended June 30, 2002 and 2001.......................................    5

         Notes to Condensed Consolidated Financial Statements (Unaudited) ........................    6

         Review by Independent Certified Public Accountants ......................................    9

         Report on Review by Independent Certified Public Accountants ............................   10

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations ........................................   11

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk......................   15

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings...............................................................   15

     Item 2.      Changes in Securities and Use of Proceeds.......................................   15

     Item 3.      Defaults Upon Senior Securities.................................................   15

     Item 4.      Submission of Matters to a Vote of Security Holders.............................   15

     Item 5.      Other    Information............................................................   15

     Item 6.      Exhibits and Reports on Form 8-K ...............................................   15

Signatures........................................................................................   16

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

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. Financial Statements
----------------------------


               Intervest Corporation of New York and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                                                                          (Unaudited)
                                                                                                            June 30,    December 31,
($ in thousands)                                                                                              2002          2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                      $ 1,884      $ 1,050
Short-term investments                                                                                         4,853       15,702
                                                                                                             -----------------------
    Total cash and cash equivalents                                                                            6,737       16,752
Mortgage loans receivable net of unearned fees and discounts and allowance for loan losses (note 2)           76,689       62,647
Accrued interest receivable                                                                                      812          523
Fixed assets, net                                                                                                 73           61
Deferred debenture offering costs, net (note 3)                                                                2,403        2,348
Other assets                                                                                                     809          752
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                 $87,523      $83,083
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Mortgage escrow funds payable                                                                                $   672      $   658
Subordinated debentures payable (note 4)                                                                      66,250       63,000
Debenture interest payable at maturity  (note 4)                                                               9,558        9,113
Other liabilities                                                                                                443          465
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                             76,923       73,236
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Common stock (no par value, 100 shares issued and outstanding)                                                 2,100        2,100
Additional paid-in-capital                                                                                     3,509        3,509
Retained earnings                                                                                              4,991        4,238
------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                                    10,600        9,847
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                                   $87,523      $83,083
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                  Quarter Ended                 Six-Months Ended
                                                                                     June 30,                        June 30,
                                                                              ------------------------------------------------------

($ in thousands)                                                               2002           2001             2002            2001
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                                          $2,267          $1,680          $4,161          $3,224
Interest income on short-term investments                                         27             156             114             445
                                                                              ------------------------------------------------------
     Total interest income                                                     2,294           1,836           4,275           3,669
Gain on early repayment of mortgages                                              48             327              83             331
Other income (note 5)                                                            429              97             732             239
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                 2,771           2,260           5,090           4,239
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                                         1,316           1,458           2,617           3,075
Amortization of deferred debenture offering costs                                202             156             392             313
General and administrative                                                       354             311             692             614
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                 1,872           1,925           3,701           4,002
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                       899             335           1,389             237
Income tax expense                                                               410             154             636             111
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $  489          $  181          $  753          $  126
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholder's Equity
                                   (Unaudited)

                                                                                                           Six-Months Ended
                                                                                                                 June 30,
                                                                                                   ---------------------------------
($ in thousands)
                                                                                                    2002                      2001
------------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                             $ 2,100                  $ 2,100
------------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                               3,509                    3,509
------------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                                       4,238                    3,660
Net income for the period                                                                              753                      126
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                             4,991                    3,786
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity at end of period                                                        $10,600                  $ 9,395
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

               Intervest Corporation of New York and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                                              Six-Months Ended
                                                                                                                  June 30,
                                                                                                         ---------------------------
   ($ in thousands)                                                                                         2002              2001
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                               $    753          $    126
Adjustments to reconcile net income to net cash provided by
     operating activities:
  Depreciation                                                                                                 13                11
  Amortization of deferred debenture offering costs                                                           392               313
  Amortization of premiums, fees and discounts, net                                                          (313)             (336)
  Provision for loan losses                                                                                    56                 -
  Gain on early repayment of mortgages                                                                        (83)             (331)
  Increase in mortgage escrow funds payable                                                                    15              (120)
  Increase in debenture interest payable at maturity                                                          444               856
  Change in all other assets and liabilities, net                                                             117               700
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                   1,394             1,219
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                                                           8,399            17,894
Originations of mortgage loans receivable                                                                 (22,580)          (24,893)
Purchases of premises and equipment                                                                           (24)               (8)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                     (14,205)           (7,007)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs                                                 5,296               (84)
Principal repayments of debentures                                                                         (2,500)           (1,400)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                         2,796            (1,484)
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents                                                               (10,015)           (7,272)
Cash and cash equivalents at beginning of period                                                           16,752            19,476
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                               $  6,737          $ 12,204
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
   Interest                                                                                              $  2,172          $  2,218
   Income taxes                                                                                               697                40
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

Note 2 - Allowance for Loan Losses

The allowance for loan losses is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries, adverse situations which may affect the borrowers' ability to repay, and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance  for loan  losses  is  computed  related  to  certain  loans  that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired loans normally consist of loans on nonaccrual status. Interest income on impaired loans is recognized on a cash basis. Impairment for commercial real estate and residential loans is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the observable market price of the loan or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance and a charge through the provision for loan losses. The Company normally charges off any portion of the recorded investment in the loan that exceeds the fair value of the collateral Management believes that all loans at

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 2 - Allowance for Loan Losses, continued

June 30, 2002 and December 31, 2001 were collectible. The allowance for loan losses was $74,000 at June 30, 2002 and $18,000 at December 31, 2001. For the quarter and six months ended June 30, 2002, the provision for loan losses was $38,000 and $56,000, respectively. There was no provision for the same periods of 2001. There were no loan chargeoffs, or loans classified as nonaccrual or impaired during the reporting periods of this report.

Note 3 - Deferred Debenture Offering Costs

Costs related to offerings of debentures are deferred and amortized over the respective terms of the debentures. Deferred debenture offering costs consist primarily of underwriter's commissions. At June 30, 2002, deferred debenture offering costs, net of accumulated amortization of $3,243,000, amounted to $2,403,000. At December 31, 2001, deferred debenture offering costs, net of accumulated amortization of $2,851,000, amounted to $2,348,000

Note 4 - Subordinated Debentures Payable

The following table summarizes debentures payable.

                                                                                  At June 30,        At December 31,
         ($ in thousands)                                                            2002                2001
         -----------------------------------------------------------------------------------------------------------
         Series 05/12/95 - interest at 2% above prime - due April 1, 2004        $    9,000           $   9,000
         Series 10/19/95 - interest at 2% above prime - due October 1, 2004           9,000               9,000
         Series 05/10/96 - interest at 2% above prime - due April 1, 2005            10,000              10,000
         Series 10/15/96 - interest at 2% above prime - due October 1, 2005           5,500               5,500
         Series 04/30/97 - interest at 1% above prime - due October 1, 2005           8,000               8,000
         Series 11/10/98 - interest at 8 1/2% fixed   - due January 1, 2003           1,400               1,400
         Series 11/10/98 - interest at 9% fixed       - due January 1, 2005           2,600               2,600
         Series 06/28/99 - interest at 8% fixed       - due July 1, 2002                                  2,500
         Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004              2,000               2,000
         Series 06/28/99 - interest at 9% fixed       - due July 1, 2006              2,000               2,000
         Series 09/18/00 - interest at 8% fixed       - due January 1, 2004           1,250               1,250
         Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006           1,250               1,250
         Series 09/18/00 - interest at 9% fixed       - due January 1, 2008           1,250               1,250
         Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005             1,750               1,750
         Series 08/01/01 - interest at 8% fixed       - due April 1,  2007            2,750               2,750
         Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009             2,750               2,750
         Series 01/17/02 - interest at 7 1/4% fixed   - due October  1, 2005          1,250                 -
         Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007           2,250                 -
         Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009           2,250                 -
         -----------------------------------------------------------------------------------------------------------
                                                                                 $   66,250           $  63,000
         -----------------------------------------------------------------------------------------------------------



The "prime" in the preceding table refers to the prime rate of JP Morgan Chase Bank, which was 4.75% at June 30, 2002 and December 31, 2001.

The Company has filed a registration statement relating to the issuance of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $7,750,000 will be issued in the third quarter of 2002

The Series 5/12/95,  10/19/95,  5/10/96,  10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,370,000 of these debentures at June 30, 2002 is accrued and compounded quarterly, and is due and

               Intervest Corporation of New York and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable, Continued

payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

The  Series  11/10/98,  6/28/99  and  9/18/00  and  $770,000  of  Series  8/1/01
debentures accrue and compound interest quarterly, with such interest due and payable at maturity. The holders of Series 11/10/98, 6/28/99 and 9/18/00 debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year (beginning July 1, 2002 for the Series 6/28/99 and January 1, 2004 for the Series 9/18/00) provided, however, that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for Series 8/1/01 and Series 1/17/02 debentures. The Series 8/1/01 debentures would be redeemable at a premium of 1% if the redemption were prior to October 1, 2002. The Series 1/17/02 debentures would be redeemable at a premium of 1% if the redemption were prior to April 1, 2003. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to the debenture.

In the first quarter of 2002, the Company notified holders of the Series 6/28/99 debentures due July 1, 2002 that those debentures would be redeemed on April 1, 2002. On such date, those debentures were redeemed for a total of $3,086,000, which is comprised of $2,500,000 of principal and $586,000 of accrued interest.

Scheduled contractual maturities of debentures as of June 30, 2002 are summarized as follows:

     ($ in thousands)                                        Principal     Accrued Interest
     --------------------------------------------------------------------------------------
     For the six-months ended December 31, 2002                      -                $846
     For the year ended December 31, 2003                        1,400                 489
     For the year ended December 31, 2004                       21,250               4,693
     For the year ended December 31, 2005                       29,100               2,502
     For the year ended December 31, 2006                        3,250                 779
     Thereafter                                                 11,250                 249
     --------------------------------------------------------------------------------------
                                                               $66,250              $9,558
     --------------------------------------------------------------------------------------

Note 5 - Related Party Transactions

The Company entered into a service agreement in June 1999 with Intervest National Bank, (also a wholly owned subsidiary of the parent Company) with respect to providing mortgage loan origination and servicing services to Intervest National Bank. The Company received $672,000, and $187,000 from
Intervest National Bank for the six months ended June 30, 2002 and 2001, respectively, and $399,000 and $75,000 for the quarter ended June 30, 2002 and 2001, respectively, in connection with this service agreement. These amounts are included in other income in the consolidated statements of operations.

The Company participates with Intervest National Bank in certain mortgage loans. The balances of the Company's participation in these mortgages were $6,461,000 and $3,919,000 at June 30, 2002 and December 31, 2001, respectively.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $765,000 at June 30, 2002 and $3,030,000 at December 31, 2001. The Company received interest income of $37,000 and $13,000 for the six months ended June 30, 2002 and 2001, respectively, and $4,000 and $6,000 for the quarter ended June 30, 2002 and 2001, respectively, in connection with such deposits. These amounts are included in interest income in the statement of operations.

               Intervest Corporation of New York and Subsidiaries
               Review by Independent Certified Public Accountants

Eisner  LLP  (formerly  Richard  A.  Eisner  &  Company,   LLP),  the  Company's
independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three- and six-month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



Board of Directors and Stockholder
Intervest Corporation of New York
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Corporation of New York and Subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2002 and 2001, and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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





/s/ Eisner  LLP
New York, New York
July 30, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

Intervest Corporation of New York is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. Intervest Corporation of New York has two wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation (hereafter referred to as the "Company" on a consolidated basis), The subsidiaries are nonoperating entities that provide administrative services to Intervest Corporation of New York.

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

The Company has historically invested primarily in short-term real estate mortgage loans secured by income producing real property that mature in approximately five years. The properties to be mortgaged are personally inspected by management and mortgage loans are made only on those types of properties where management is knowledgeable as to operating income and expense. The Company generally relies upon management in connection with the valuation of properties. From time to time, however, it may engage independent appraisers and other agents to assist in determining the value of income-producing properties underlying mortgages, in which case the costs associated with such services are generally paid by the mortgagor. The Company does not finance new construction. While the Company has not previously made acquisitions of real property, it may also, from time to time, acquire interests in real property, including fee interests.

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001
------------------------------------------------------------------------

Total assets at June 30, 2002 increased to $87,523,000, from $83,083,000 at December 31, 2001. The increase is reflective of the issuance of subordinated debentures with a principal amount of $5,750,000, partially offset by the redemption of subordinated debentures with a principal amount of $2,500,000. This net increase of $3,250,000 combined with net income for the six months ended June 30, 2002 of $753,000 were the primary cause of the increase in total assets.

Cash and cash equivalents amounted to $6,737,000 at June 30, 2002, compared to $16,752,000 at December 31, 2001. The decrease was mostly due to a decrease in short term commercial paper. The resulting funds were invested in mortgage loans.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $76,689,000 at June 30, 2002, compared to $62,647,000 at December 31, 2001. The increase was due to new originations exceeding maturities and early repayments of loans. At June 30, 2002 and December 31, 2001, the Company did not have any nonperforming loans.

Deferred debenture offering costs, net of accumulated amortization, increased to $2,403,000 at June 30, 2002, from $2,348,000 at December 31, 2001. The increase was primarily due to offering costs related to the issuance of subordinated debentures, which was partially offset by normal amortization.

Total liabilities at June 30, 2002 increased to $76,923,000, from $73,236,000 at December 31, 2001. The increase was primarily due to the issuance of subordinated debentures with a principal amount of $5,750,000, partially offset by the redemption of subordinated debentures with a principal amount of $2,500,000.

Subordinated debentures outstanding at June 30, 2002 increased to $66,250,000, from $63,000,000 at December 31, 2001 due to the issuance of subordinated debentures with a principal amount of $5,750,000 partially offset by the redemption of subordinated debentures with a principal amount of $2,500,000. Debenture interest payable increased to $9,558,000 at June 30, 2002, from $9,113,000 at December 31, 2001. The increase was the result of the accrual of interest on outstanding debentures which was partially offset by the payment of interest on the $2,500,000 of subordinated debentures that were redeemed in the second quarter.

Stockholder's equity increased to $10,600,000 at June 30, 2002, from $9,847,000 at year-end 2001. The increase was due to net income of $753,000 for the six-months ended June 30, 2002.

Comparison of Results of Operations for the Quarter Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

The Company recorded net income of $489,000 for the second quarter of 2002, compared to $181,000 for the second quarter of 2001.

Interest income was $2,294,000 for the quarter ended June 30, 2002, compared to $1,836,000 for the same period a year ago. The increase of $458,000 was primarily due to an increase in mortgage loans, which was partially offset by a decrease in rates on new mortgage loans, repayments of higher-yielding loans and lower rates earned on short-term investments.

Gain on early repayment of mortgages decreased to $48,000 for the quarter ended June 30, 2002 from $327,000 in the same period a year ago. The decrease was primarily due to one large prepayment in the second quarter of 2001 that did not recur in 2002.

Other income increased to $429,000 for the quarter ended June 30, 2002, compared to $97,000 for the quarter ended June 30, 2001. This increase was primarily due to an increase in the service fees from Intervest National Bank.

Interest expense on debentures was $1,316,000 for the quarter ended June 30, 2002, compared $1,458,000 for the same period of 2001. The decrease of $142,000 was primarily due to interest rate decreases on floating-rate debentures. The floating-rate debentures are indexed to the JP Morgan Chase Prime Rate, which decreased by 325 basis points from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. The effect of the decrease in rates was mostly offset by interest expense on a higher level of subordinated debentures.

Amortization of deferred debenture offering costs was $202,000 for the quarter ended June 30, 2002, compared to $156,000 for the same period of 2001. The increase of $46,000 reflected the increased amount of debentures outstanding.

General and administrative expenses increased to $354,000 for the quarter ended June 30, 2002, from $311,000 for the same period of 2001. The increase primarily reflected an increase in the provision for loan losses of $38,000.

Income tax expense for the quarter ended June 30, 2002 amounted to $410,000 compared to $154,000 for the quarter ended June 30, 2001. The Company's effective tax rate was 46% for each period.

Comparison of Results of Operations for the  Six-Months  Ended June 30, 2002 and
--------------------------------------------------------------------------------
2001
----

The Company recorded net income $753,000 for the six-months ended June 30, 2002, compared $126,000 for the same period of 2001. The increase in earnings was primarily due to: a $606,000 increase in interest income, a $493,000 increase in other income and a $458,000 decrease in interest expense on debentures. These increases were partially offset by a $525,000 increase in tax expense and a $248,000 reduction in gain on early repayment of mortgages.

Interest income was $4,275,000 for the six-months ended June 30, 2002, compared to $3,669,000 for the same period a year ago, or an increase of $ 606,000. This increase was primarily due to an increase in mortgage loans, which was partially offset by a decrease in rates on new mortgage loans, repayments of higher-yielding loans and lower rates earned on short-term investments

Other income was $732,000 for the six-months ended June 30, 2002, compared to $239,000 for the same period a year ago, or an increase of $ $493,000 which was primarily the result of an increase in service fees from Intervest National Bank.

Interest expense on debentures was $2,617,000 for the six-months ended June 30, 2002, compared to $3,075,000 for the same period of 2001, or a $458,000 decrease which was primarily related to a 400 basis point decrease on floating-rate debentures.

Amortization of deferred debenture offering costs was $392,000 for the six-months ended June 30, 2002, compared to $313,000 for the same period of 2001, or an increase of $79,000 related to an increase in the amount of debentures outstanding.

General and administrative expenses aggregated $692,000 for the six-months ended June 30, 2002, compared to $614,000 for the same period of 2001, or an increase of $78,000. The increase is primarily due to an $56,000 increase in the allowance for loan losses.

The provision for income taxes amounted to $636,000 and $111,000 for the six-months ended June 30, 2002 and 2001, respectively. The provision represented 46% of pretax income for each period.


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

At  June  30,  2002,  the  Company's   total   commitment  to  lend   aggregated
approximately $5,795,000.

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

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates for the following reasons. Income associated with interest-earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in market rates. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase

The Company has a "floor," or minimum rate, on many of its floating-rate loans. The floor for each specific loan is determined in relation to the prevailing market rates on the date of origination and most adjust upwards in the event of increases in the loan's interest rate.

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2002, that are scheduled to mature or reprice within the periods shown. Floating-rate loans, which are subject to adjustment at any time, are included in the 0-3 month period rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities.


                                                               0-3            4-12         Over 1-4           Over 4
 ($ in thousands)                                             Months         Months          Years            Years           Total
------------------------------------------------------------------------------------------------------------------------------------
Floating- rate loans                                        $ 62,352              -        $    340        $      -        $ 62,692
Fixed- rate loans                                                  -              -           9,421           5,662          15,083
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                                   62,352              -           9,761           5,662          77,775
Short-term investments                                         4,853              -               -               -           4,853
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                                 $ 67,205              -        $  9,761        $  5,662        $ 82,628
------------------------------------------------------------------------------------------------------------------------------------

Debentures payable                                          $ 41,500       $  1,400        $ 10,100        $ 13,250        $ 66,250
Accrued interest on debentures                                 6,328            489           1,901             840           9,558
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                            $ 47,828       $  1,889        $ 12,001        $ 14,090        $ 75,808
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
GAP (repricing differences)                                 $ 19,377       $ (1,889)       $ (2,240)       $ (8,428)       $  6,820
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP                                              $ 19,377       $ 17,488        $ 15,248        $  6,820        $  6,820
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                                  22.1%          20.0%           17.4%            7.8%            7.8%
------------------------------------------------------------------------------------------------------------------------------------

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

ITEM 1.  Legal Proceedings
         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         By written consent of the sole shareholder of the Company (Intervest Bancshares Corporation) Dated April 12, 2002, The Company's board of directors was re-elected in its entirety.

TEM 5.   Other Information
         Not Applicable


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

INTERVEST CORPORATION OF NEW YORK AND SUBSIDIARIES

Date: August 9, 2002          By: /s/ Lowell S. Dansker
                                  ----------------------------------------------
                                      Lowell S. Dansker,   President  (Principal
                                      Executive  Officer),  Treasurer (Principal
                                      Financial Officer and Principal Accounting
                                      Officer) and Director

Date:  August 9, 2002         By: /s/ Lawrence G. Bergman
                                  ----------------------------------------------
                                      Lawrence G. Bergman, Vice President,
                                      Secretary and Director