Form 10-Q
period 2002-09-30
INTERVEST CORPORATION OF NEW YORK
filed 2002-11-08
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2002

                         Commission File No. 33-22976-NY

                         INTERVEST MORTGAGE CORPORATION
             (Exact name of registrant as specified in its charter)


           New York                                      13-3415815
----------------------------------          ------------------------------------
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


                        Intervest Corporation of New York
      --------------------------------------------------------------------
                           (Registrant's former name)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Title of Each Class:                                                      Shares Outstanding:
   --------------------                                                      -------------------

   Common Stock, no par value per share                 100 shares outstanding at October 31, 2002
   ------------------------------------                 ------------------------------------------


================================================================================

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                               September 30, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                     Page
                                                                                                  ----

     Item 1.      Financial Statements

         Condensed Consolidated Balance Sheets
            as of September 30, 2002 (Unaudited) and December 31, 2001 .........................     2

         Condensed Consolidated Statements of Operations (Unaudited)
            for the Quarters and Nine-Months Ended September 30, 2002 and 2001..................     3

         Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
            for the Nine-Months Ended September 30, 2002 and 2001...............................     4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Nine-Months Ended September 30, 2002 and 2001...............................     5

         Notes to Condensed Consolidated Financial Statements (Unaudited) ......................     6

         Review by Independent Certified Public Accountants ....................................    10

         Report on Review by Independent Certified Public Accountants ..........................    11

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations ......................................    12

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................    16

     Item 4.      Controls  and Procedures .....................................................    16

    PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings.............................................................    17

     Item 2.      Changes in Securities and Use of Proceeds.....................................    17

     Item 3.      Defaults Upon Senior Securities...............................................    17

     Item 4.      Submission of Matters to a Vote of Security Holders...........................    17

     Item 5.      Other Information.............................................................    17

     Item 6.      Exhibits and Reports on Form 8-K .............................................    17

    Signatures..................................................................................    17

    Certification ..............................................................................    18

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

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. Financial Statements
----------------------------


                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                                                                       (Unaudited)
                                                                                                      September 30,     December 31,
($ in thousands)                                                                                          2002              2001
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                                                 $ 1,079           $ 1,050
Commercial paper and other short-term investments                                                        23,899            15,702
                                                                                                        ----------------------------
    Total cash and cash equivalents                                                                      24,978            16,752
Mortgage loans receivable net of unearned fees and discounts and allowance for loan losses (note 2)      67,310            62,647
Accrued interest receivable                                                                                 570               523
Fixed assets, net                                                                                            67                61
Deferred debenture offering costs, net (note 3)                                                           2,758             2,348
Other assets                                                                                                692               752
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                            $96,375           $83,083
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Mortgage escrow funds payable                                                                           $   751           $   658
Subordinated debentures payable (note 4)                                                                 74,000            63,000
Debenture interest payable at maturity  (note 4)                                                         10,085             9,113
Other liabilities                                                                                           419               465
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                        85,255            73,236
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Common stock (no par value, 100 shares issued and outstanding)                                            2,100             2,100
Additional paid-in-capital                                                                                3,509             3,509
Retained earnings                                                                                         5,511             4,238
------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                               11,120             9,847
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                              $96,375           $83,083
------------------------------------------------------------------------------------------------------------------------------------

 See accompanying notes to condensed consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                          Quarter Ended           Nine-Months Ended
                                                                                           September 30,            September 30,
                                                                                       ---------------------------------------------

($ in thousands)                                                                        2002         2001         2002         2001
------------------------------------------------------------------------------------------------------------------------------------

REVENUES
Interest and fee income on mortgages                                                   $2,046       $1,842       $6,207       $5,066
Interest income on short-term investments                                                  68           91          183          536
                                                                                       ---------------------------------------------
     Total interest income                                                              2,114        1,933        6,390        5,602
Gain on early repayment of mortgages                                                      152            8          235          339
Other income (note 5)                                                                     510          123        1,242          362
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                          2,776        2,064        7,867        6,303
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                                                  1,384        1,380        4,001        4,455
Amortization of deferred debenture offering costs                                         200          166          592          479
General and administrative                                                                347          272        1,040          885
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                          1,931        1,818        5,633        5,819
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                845          246        2,234          484
Income tax expense                                                                        325          112          961          224
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                             $  520       $  134       $1,273       $  260
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

      Condensed Consolidated Statements of Changes in Stockholder's Equity
                                   (Unaudited)


                                                                                                                 Nine-Months Ended
                                                                                                                    September 30,
                                                                                                               ---------------------
($ in thousands)                                                                                                 2002          2001
------------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                                         $ 2,100       $ 2,100
------------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of period                                                                           3,509         3,509
------------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                                                   4,238         3,660
Net income for the period                                                                                        1,273           260
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                                         5,511         3,920
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity at end of period                                                                    $11,120       $ 9,529
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                                              Nine-Months Ended
                                                                                                                September 30,
                                                                                                         ---------------------------
($ in thousands)                                                                                            2002              2001
------------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                                               $  1,273          $    260
Adjustments to reconcile net income to net cash provided by
     operating activities:
  Depreciation                                                                                                 20                17
  Amortization of deferred debenture offering costs                                                           592               479
  Amortization of premiums, fees and discounts, net                                                          (491)             (428)
  Provision for loan losses                                                                                    65                 -
  Gain on early repayment of mortgages                                                                       (235)             (339)
  Increase in mortgage escrow funds payable                                                                    94               117
  Increase in debenture interest payable at maturity                                                          972             1,354
  Change in all other assets and liabilities, net                                                             558               413
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                   2,848             1,873
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                                                          21,794            28,432
Originations of mortgage loans receivable                                                                 (26,390)          (41,353)
Purchases of premises and equipment                                                                           (25)               (8)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                      (4,621)          (12,929)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs                                                12,499             6,672
Principal repayments of debentures                                                                         (2,500)           (1,400)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                                   9,999             5,272
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                        8,226            (5,784)
Cash and cash equivalents at beginning of period                                                           16,752            19,476
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                               $ 24,978          $ 13,692
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
   Interest                                                                                              $  3,029          $  3,101
   Income taxes                                                                                               970               320
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 1 - General

In the most recent quarter, the Company changed its name from Intervest Corporation of New York, to Intervest Mortgage Corporation.

The condensed consolidated financial statements of Intervest Mortgage Corporation and Subsidiaries (the "Company") in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 2001. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The condensed consolidated financial statements include the accounts of Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2 - Mortgage Loans Receivable

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

The allowance for loan losses is netted against loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans and commitments and estimates of fair value thereof; historical chargeoffs and recoveries, adverse situations which may affect the borrowers' ability to repay, and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance  for loan  losses  is  computed  related  to  certain  loans  that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired loans normally consist of loans on nonaccrual status. Interest income on impaired loans is recognized on a cash basis. Impairment for commercial real estate and residential loans is measured based on the present

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 2 - Mortgage Loans Receivable, Continued

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

Management believes that all loans at September 30, 2002 and December 31, 2001 were collectible. The allowance for loan losses was $84,000 at September 30, 2002 and $18,000 at December 31, 2001. For the quarter and nine- months ended September 30, 2002, the provision for loan losses was $9,000 and $65,000, respectively. There was no provision for the same periods of 2001. There were no loan chargeoffs, or loans classified as nonaccrual or impaired during the reporting periods of this report.

Note 3 - Deferred Debenture Offering Costs

Costs related to offerings of debentures are deferred and amortized over the respective terms of the debentures. Deferred debenture offering costs consist primarily of underwriter's commissions. At September 30, 2002, deferred debenture offering costs, net of accumulated amortization of $3,275,000, amounted to $2,758,000. At December 31, 2001, deferred debenture offering costs, net of accumulated amortization of $2,851,000, amounted to $2,348,000.

Note 4 - Subordinated Debentures Payable

The following table summarizes debentures payable.

                                                                        At September 30,     At December 31,
($ in thousands)                                                             2002                 2001
-----------------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004         $   9,000            $   9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004           9,000                9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005            10,000               10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005           5,500                5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005           8,000                8,000
Series 11/10/98 - interest at 8 1/2% fixed   - due January 1, 2003           1,400                1,400
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005           2,600                2,600
Series 06/28/99 - interest at 8% fixed       - due July 1, 2002                  -                2,500
Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004              2,000                2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006              2,000                2,000
Series 09/18/00 - interest at 8% fixed       - due January 1, 2004           1,250                1,250
Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006           1,250                1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008           1,250                1,250
Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005             1,750                1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007             2,750                2,750
Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009             2,750                2,750
Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005           1,250                    -
Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007           2,250                    -
Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009           2,250                    -
Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006           1,750                    -
Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008           3,000                    -
Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010           3,000                    -
-----------------------------------------------------------------------------------------------------------
                                                                         $  74,000            $  63,000
-----------------------------------------------------------------------------------------------------------

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Subordinated Debentures Payable, Continued

The "prime" in the preceding table refers to the prime rate of JP Morgan Chase Bank, which was 4.75% at September 30, 2002 and December 31, 2001.

In August of 2002, the Company issued its Series 08/05/02 debentures in the aggregate principal amount of $7,750,000. Net proceeds, after deferred offering costs, amounted to $7,173,000. Of the $7,750,000, $6,240,000 accrue and pay interest quarterly and $1,510,000 accrue and compound interest quarterly until maturity.

In the first quarter of 2002, the Company notified holders of the Series 6/28/99 debentures due July 1, 2002 that those debentures would be redeemed on April 1, 2002. On such date, those debentures were redeemed for a total of $3,086,000, which is comprised of $2,500,000 of principal and $586,000 of accrued interest.

The Series 5/12/95,  10/19/95,  5/10/96,  10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%.Interest on an aggregate of $6,370,000 of these debentures at September 30, 2002 is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

The Series 11/10/98,  6/28/99,  9/18/00,  $770,000 of Series 8/1/01, $270,000 of
Series 1/17/02 and $1,510,000 of Series 8/5/02 debentures accrue and compound interest quarterly, with such interest due and payable at maturity. The holders of Series 11/10/98, 6/28/99, 9/18/00, 1/17/02 and 8/5/02 debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year (beginning January 1, 2004 for Series 9/18/00, October 1, 2005 for Series 1/17/02 and January 1, 2006 for Series 8/5/02) provided, however, that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for Series 1/17/02 and Series 8/5/02 debentures. The Series 1/17/02 debentures would be redeemable at a premium of 1% if the redemption were prior to April 1, 2003. The Series 8/5/02 debentures would be redeemable at a premium of 1% if the redemption were prior to October 1, 2003. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to the debenture.


Scheduled contractual maturities of debentures as of September 30, 2002 are summarized as follows:

($ in thousands)                                   Principal    Accrued Interest
--------------------------------------------------------------------------------
For the three-months ended December 31, 2002               -                $807
For the year ended December 31, 2003                   1,400                 529
For the year ended December 31, 2004                  21,250               4,897
For the year ended December 31, 2005                  29,100               2,630
For the year ended December 31, 2006                   5,000                 880
Thereafter                                            17,250                 342
--------------------------------------------------------------------------------
                                                     $74,000             $10,085
--------------------------------------------------------------------------------

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Note 5 - Related Party Transactions

The Company has a service agreement with Intervest National Bank (also a wholly owned subsidiary of the Parent Company) with respect to providing mortgage loan origination and servicing services to Intervest National Bank. The Company received $1,145,000, and $283,000 from Intervest National Bank for the nine-months ended September 30, 2002 and 2001, respectively, and $473,000 and $97,000 for the quarter ended September 30, 2002 and 2001, respectively, in connection with this service agreement. These amounts are included in other income in the consolidated statements of operations.

The Company participates with Intervest National Bank in certain mortgage loans. The balances of the Company's participation in these mortgages were $6,438,000 and $3,919,000 at September 30, 2002 and December 31, 2001, respectively.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $1,735,000 at September 30, 2002 and $3,030,000 at December 31, 2001. The Company received interest income of $45,000 and $26,000 for the nine-months ended September 30, 2002 and 2001, respectively, and $8,000 and $12,000 for the quarter ended September 30, 2002 and 2001, respectively, in connection with such deposits. These amounts are included in interest income in the statement of operations.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
               Review by Independent Certified Public Accountants

Eisner LLP, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three and nine-month periods ended September 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation (formerly Intervest Corporation of New York) and Subsidiaries (the "Company") as of September 30, 2002, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2002 and 2001, and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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





/s/ Eisner  LLP
---------------
New York, New York
October 23, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

Intervest Mortgage Corporation  (formerly known as Intervest  Corporation of New
York) is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. In the most recent quarter, the Company changed its name from Intervest Corporation of New York, to Intervest Mortgage Corporation. Intervest Mortgage Corporation has two wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation (hereafter referred to as the "Company" on a consolidated basis), The subsidiaries are nonoperating entities that provide administrative services to Intervest Mortgage Corporation.

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001
-----------------------------------------------------------------------------

Total assets at September 30, 2002 increased to $96,375,000, from $83,083,000 at December 31, 2001. The increase is reflective of the issuance of new subordinated debentures with an aggregate principal amount of $13,500,000, partially offset by redemptions of $2,500,000. This net increase of $11,000,000 combined with net income for the nine-months ended September 30, 2002 of $1,273,000 were the primary cause of the increase in total assets.

Cash and cash equivalents amounted to $24,978,000 at September 30, 2002 compared to $16,752,000 at December 31, 2001. The increase was due to an increase in short term commercial paper investments.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $67,310,000 at September 30, 2002, compared to $62,647,000 at December 31, 2001. The increase was due to new originations exceeding maturities and early repayments of loans. At September 30, 2002 and December 31, 2001, the Company did not have any nonperforming loans.

Deferred debenture offering costs, net of accumulated amortization, increased to $2,758,000 at September 30, 2002, from $2,348,000 at December 31, 2001. The increase was due to new offering costs related to the issuance of debentures in 2002, partially offset by normal amortization.

Total liabilities at September 30, 2002 increased to $85,255,000, from $73,236,000 at December 31, 2001. The increase was primarily due to the issuance of subordinated debentures with an aggregate principal amount of $13,500,000 and an increase in debenture interest payable, partially offset by redemptions of subordinated debentures with a principal amount of $2,500,000.

Subordinated debentures outstanding at September 30, 2002 increased to $74,000,000, from $63,000,000 at December 31, 2001 due to the issuance of subordinated debentures with an aggregate principal amount of $13,500,000, partially offset by redemptions of $2,500,000. Debenture interest payable increased to $10,085,000 at September 30, 2002, from $9,113,000 at December 31, 2001. The increase was the result of the accrual of interest on outstanding debentures, which was partially offset by the payment of interest on the $2,500,000 of subordinated debentures that were redeemed in the second quarter.

Stockholder's equity increased to $11,120,000 at September 30, 2002, from $9,847,000 at year-end 2001. The increase was due to net income of $1,273,000 for the nine-months ended September 30, 2002.

           Comparison of Results of Operations for the Quarter Ended
           ---------------------------------------------------------

                           September 30, 2002 and 2001
                           ---------------------------

The Company recorded net income of $520,000 for the third quarter of 2002, compared to $134,000 for the third quarter of 2001.

Interest income was $2,114,000 for the quarter ended September 30, 2002, compared to $1,933,000 for the same period a year ago. The increase of $181,000 was primarily due to an increase in mortgage loans, which was partially offset by lower rates on new mortgage loans, repayments of higher-yielding loans and lower rates earned on short-term investments.

Gain on early repayment of mortgages increased to $152,000 for the quarter ended September 30, 2002 from $8,000 in the same period a year ago. The increase was primarily due to a $125,000 fee received in connection with the repayment of a mortgage in the third quarter of 2002.

Other income increased to $510,000 for the quarter ended September 30, 2002, from $123,000 for the quarter ended September 30, 2001. This increase was primarily due to an increase in service fees from Intervest National Bank.

Interest expense on debentures was $1,384,000 for the quarter ended September 30, 2002, compared to $1,380,000 for the same period of 2001. The increase of $4,000 was primarily due to interest expense on a higher level of subordinated debentures which was mostly offset by interest rate decreases on floating-rate debentures. The floating-rate debentures are indexed to the JP Morgan Chase Prime Rate, which decreased by 200 basis points from the beginning of the third quarter of 2001 to the quarter ended September 30, 2002.

Amortization of deferred debenture offering costs was $200,000 for the quarter ended September 30, 2002, compared to $166,000 for the same period of 2001. The increase of $34,000 reflected the increased amount of debentures outstanding.

General and administrative expenses increased to $347,000 for the quarter ended September 30, 2002, from $272,000 for the same period of 2001. The increase primarily reflected an increase in salaries and employee benefits of $50,000 (due to salary increases and additional staff) and an increase in the provision for loan losses of $9,000.

Income tax expense for the quarter ended September 30, 2002 amounted to $325,000 compared to $112,000 for the quarter ended September 30, 2001. The Company's effective tax rate was 38% in the quarter ended September 30, 2002 and 46% for the quarter ended September 30, 2001. The effective tax rate for the quarter ended September 30, 2002 was reduced by a $61,000 accrual adjustment resulting from the finalization of the Company's 2001 income tax returns.

         Comparison of Results of Operations for the Nine-Months Ended
         -------------------------------------------------------------

                          September 30, 2002 and 2001
                          ---------------------------

The Company recorded net income $1,273,000 for the nine-months ended September 30, 2002, compared $260,000 for the same period of 2001. The increase in earnings was primarily due to a $788,000 increase in interest income, a $880,000 increase in other income and a $454,000 decrease in interest expense on debentures. These increases were partially offset by a $737,000 increase in income tax expense.

Interest income was $6,390,000 for the nine-months ended September 30, 2002, compared to $5,602,000 for the same period a year ago, or an increase of $788,000. This increase was primarily due to an increase in mortgage loans, which was partially offset by lower rates on new mortgage loans, repayments of higher-yielding loans and lower rates earned on short-term investments

Other income was $1,242,000 for the nine-months ended September 30, 2002, compared to $362,000 for the same period a year ago, or an increase of $880,000, which was primarily the result of an increase in service fees from Intervest National Bank.

Interest expense on debentures was $4,001,000 for the nine-months ended September 30, 2002, compared to $4,455,000 for the same period of 2001, or a $454,000 decrease, which was primarily due to lower rates paid on floating-rate debentures, partially offset by an increase in debentures outstanding.

Amortization of deferred debenture offering costs was $592,000 for the nine-months ended September 30, 2002, compared to $479,000 for the same period of 2001, or an increase of $113,000 related to an increase in the amount of debentures outstanding.

General and administrative expenses aggregated $1,040,000 for the nine-months ended September 30, 2002, compared to $885,000 for the same period of 2001, or an increase of $155,000. The increase is primarily due to an increase in salary and employee benefits of $68,000 (due to salary increases and additional staff) and a $65,000 increase in the provision for loan losses.

The provision for income taxes amounted to $961,000 and $224,000 for the nine-months ended September 30, 2002 and 2001, respectively. The provision represented 43% of pretax income for the nine-months ended September 30, 2002 and 46% of pretax income for the nine-months ended September 30, 2001. The effective tax rate for the quarter ended September 30, 2002 was reduced by a $61,000 accrual adjustment resulting from the finalization of the Company's 2001 income tax returns.

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

At September 30, 2002, the Company's total commitment to lend aggregated approximately $3,590,000.

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

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2002, that are scheduled to mature or reprice within the periods shown. Floating-rate loans, which are subject to adjustment at any time, are included in the 0-3 month period rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities.

                                                              0-3             4-12         Over 1-4         Over 4
($ in thousands)                                             Months          Months          Years           Years           Total
------------------------------------------------------------------------------------------------------------------------------------
Floating- rate loans                                        $ 51,148       $      -        $    339        $      -        $ 51,487
Fixed- rate loans                                                  -          1,200           9,891           5,612          16,703
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                                   51,148          1,200          10,230           5,612          68,190
Short-term investments                                        23,899              -               -               -          23,899
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                                 $ 75,047          1,200        $ 10,230        $  5,612        $ 92,089
------------------------------------------------------------------------------------------------------------------------------------

Debentures payable                                          $ 41,500       $  1,400        $ 13,850        $ 17,250        $ 74,000
Accrued interest on debentures                                 6,454            573           2,751             307          10,085
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                            $ 47,954       $  1,973        $ 16,601        $ 17,557        $ 84,085
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
GAP (repricing differences)                                 $ 27,093       $   (773)       $ (6,371)       $(11,945)       $  8,004
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP                                              $ 27,093       $ 26,320        $ 19,949        $  8,004        $  8,004
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                                  28.1%          27.3%           20.7%            8.3%            8.3%
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

ITEM 4. Controls and Procedures

a) Evaluation  of  disclosure  controls and  procedures.  The Company  maintains
   ----------------------------------------------------
controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

b) Changes in internal controls.  The Company made no significant changes in its
   ----------------------------
internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable    .

ITEM 5.  Other Information
         Not Applicable


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      The  following   exhibit  is  filed  as  part  of  this  report.   99.1
         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the reporting period covered by this report.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

Date: November 8, 2002                By:  /s/ Lowell S. Dansker
                                               ---------------------------------
                                               Lowell S. Dansker, President
                                               (Principal Executive Officer),
                                               Treasurer (Principal Financial
                                               Officer and Principal Accounting
                                               Officer) and Director

Date:  November 8, 2002               By:  /s/ Lawrence G. Bergman
                                               ---------------------------------
                                               Lawrence G. Bergman, Vice
                                               President, Secretary and Director

                                  CERTIFICATION

     I, Lowell S. Dansker, as the principal executive and principal financial officer of Intervest Mortgage Corporation, certify, that:

     1.  I have reviewed this quarterly report on Form 10-Q of the Company;

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






/s/ Lowell S. Dansker
    -----------------
Lowell S. Dansker, President
(Principal Executive and Financial Officer)

November 8, 2002