Form 10-K
period 2002-12-31
INTERVEST MORTGAGE CORP
filed 2003-03-18
CIK 835955

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                       Commission File Number 33-22976-NY

                         INTERVEST MORTGAGE CORPORATION
             (Exact name of registrant as specified in its charter)

                    New York                                             13-3415815
--------------------------------------------------     ------------------------------------------------
 (State or other jurisdiction of incorporation)             (I.R.S. employer identification no.)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes__No__

As of February 1, 2003, there were 100 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None
================================================================================

                         Intervest Mortgage Corporation

                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I

                                                                            Page
                                                                            ----
Item 1   Description of Business ...........................................  2

Item 2   Description of Properties..........................................  5

Item 3   Legal Proceedings .................................................  5

Item 4   Submission of Matters to Vote of Security Holders..................  5

PART II

Item 5   Market for Common Equity and Related Stockholder Matters...........  6

Item 6   Selected Financial Data............................................  6

Item 7   Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...................................  7

Item 7A  Quantitative and Qualitative Disclosures about Market Risk......... 11

Item 8   Financial Statements and Supplementary Data........................ 12

Item 9   Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure ........................... 32

PART III

Item 10  Directors and Executive Officers of the Registrant................. 32

Item 11  Executive Compensation ............................................ 33

Item 12  Security Ownership of Certain Beneficial Owners and Management .... 34

Item 13  Certain Relationships and Related Transactions..................... 34

Item 14  Controls and Procedures............................................ 34

PART IV

Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K ... 35

Signatures ................................................................. 38

Certification .............................................................. 40

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

General

In the third quarter of 2002, Intervest Corporation of New York changed its name to Intervest Mortgage Corporation.

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

On March 10, 2000, Intervest Bancshares Corporation (hereafter referred to as the "Parent Company") acquired all the outstanding capital stock of the Company in exchange for shares of the Parent Company's Class A common stock. As a result of the acquisition, the Company became a wholly owned subsidiary of the Parent Company, which is a bank holding company. Former shareholders of the Company are officers and directors of both the Company and the Parent Company. The Parent Company also owns Intervest National Bank, a national bank with its headquarters and full-service banking office in New York, New York, four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida.

Market Area and Competition

The Company's lending activities have been concentrated in the New York City metropolitan region. The Company also makes loans in other states, including Connecticut, Florida, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, Virginia and Washington D.C.

In connection with originating mortgage loans, the Company experiences significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors engaged in purchasing mortgages or making real property investments with investment objectives similar in whole or in part to the Company's. An increase in the general availability of funds may increase competition in the making of investments in mortgages and real property, and may reduce the yields available from such investments.

Lending Activities

The Company's lending activities include both long-term and short-term mortgage loans on income producing properties, such as multifamily residential apartment buildings, and office and commercial properties. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages.


At December 31, 2002, the Company's loan portfolio amounted to $74,305,000, compared to $63,594,000 at December 31, 2001. At December 31, 2002, $41,921,000,
or thirty-two (32) mortgage loans receivable, were secured by multi-family apartment buildings located in the City of New York. These loans represent approximately 56% of the principal balance of the Company's portfolio.

Mortgage loans originated and acquired are solicited directly by the Company's officers, from existing borrowers, through advertising and from broker referrals. The Company has in the past and may in the future participate in mortgages originated by its affiliates, including Intervest National Bank.

The Company's mortgage loans typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgages owned by the Company provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. Forty-nine (49) of the mortgage loans in the Company's portfolio, representing approximately 84% of the principal balance of the Company's portfolio, have balloon payments due at the time of their maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage, or if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage. To the extent that the aggregate net revenues from the Company's mortgage investments are insufficient to provide funds equal to the payments due under the Company's debt obligations, then the Company would be required to utilize its working capital for such purposes or otherwise obtain the necessary funds from outside sources. No assurance can be given that such funds would be available to the Company. The Company's mortgage loans are generally not personal obligations of the borrower and are not insured or guaranteed by governmental agencies.

In determining whether to make mortgage loans, the Company analyzes relevant real property and financial factors, which may include factors such as: the condition and use of the subject property; the property's income-producing capacity; and the quality, experience and creditworthiness of the property's owner. The Company requires that all mortgaged properties be covered by property insurance in amounts deemed adequate in the opinion of management. In addition, representatives of the Company, as part of the approval process, makes physical inspections of properties being considered for mortgage loans.

The Company's mortgage loans include first mortgage loans and junior mortgage loans. The Company owns thirty-six (36) junior mortgages. The mortgages owned by the Company that are junior mortgages are subordinate in right of payment to senior mortgages on the various properties. In all cases, in the opinion of management, the current value of the underlying property collateralizing the mortgage loan is in excess of the stated amount of its junior mortgage loan plus the senior loan. Therefore, in the opinion of management of the Company, each property on which a mortgage owned by the Company is a lien constitutes adequate collateral for the related mortgage loan. Accordingly, in the event the owner of a property fails to make required debt service payments, management believes that, based upon current value, upon a foreclosure of the mortgage and sale of the property, the Company would recover its entire investment. However, there can be no assurance that the current value of the underlying property will be maintained.

The Company does not have a formal policy regarding the percentage of its assets that may be invested in any single mortgage, or in any type of mortgage investment, or regarding the geographic location of properties collateralizing the mortgages owned by the Company.

Substantially all of the Company's mortgages are non-recourse. It is expected that most mortgages that the Company acquires in the future will be non-recourse mortgages as well. Under the terms of non-recourse mortgages, the owner of the property subject to the mortgage has no personal obligation to pay the mortgage note which the mortgage secures. Therefore, in the event of default, the Company's ability to recover its investment is solely dependent upon the value of the mortgaged property and balances of any loans secured by mortgages and liens that are senior in right to the Company, which must be paid from the net proceeds of any foreclosure proceeding. Any loss the Company may incur as a result of the foregoing factors may have a material adverse effect on the Company's business, financial condition and results of operations. At December 31, 2002: six of the mortgages in the Company's portfolio (representing approximately 14% of the principal balance in the Company's portfolio) allowed recourse against the mortgagor only with respect to liabilities related to tenant security deposits; forty-one (41) of the mortgages (representing approximately 68% of the principal balance in the Company's portfolio) allowed recourse against the mortgagor only with respect to liabilities relating to tenant security deposits, proceeds from insurance policies, losses arising under environmental laws and losses resulting from waste or acts of malfeasance; ten loans (representing approximately 16% of the portfolio), are full recourse; four loans were without recourse. In addition, at December 31, 2002, ten of the Company's mortgages were guaranteed by third parties.

Real Estate Investing Activities

The Company, from time to time, may purchase equity interests in real property or it may acquire such an equity interest pursuant to a foreclosure upon a mortgage in the normal course of business. With respect to such equity interests in real estate, the Company may acquire and retain title to properties either directly or through a subsidiary. While no such transactions are presently pending, the Company would, in appropriate circumstances, consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities. While the Company has not previously made acquisitions of real property, its management has had substantial experience in the acquisition and management of properties and, in particular, multifamily residential properties.

Temporary Investment Activities

The Company has historically invested its excess cash (after meeting its lending commitments) in commercial paper and certificate of deposits issued by large commercial banks and U.S. government securities. The level of such investments fluctuates based on various factors, including liquidity needs, loan demand and scheduled repayments of debentures. Cash and short-term investments at December 31, 2002 amounted to $17,946,000, compared to $16,752,000 at December 31, 2001.

Loan Loss Experience

For financial reporting purposes, the Company considers a loan as delinquent or non-performing when it is contractually past due 90 days or more as to principal or interest payments. The Company evaluates its portfolio of mortgage loans based on various factors to determine the need for an allowance for loan losses. At December 31, 2002, the allowance was $101,000, compared to $18,000 at December 31, 2001. The Company did not have any nonperforming assets or impaired loans at December 31, 2002 and 2001.

Sources of Funds

The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations. Subordinated debentures outstanding at December 31, 2002 totaled $74,000,000, compared to $63,000,000 at December 31, 2001.

Employees

At December 31, 2002, the Company employed thirteen (13) full-time employees. The Company provides a health care insurance benefit plan and a 401K plan to its employees. The employees are not covered by a collective bargaining agreement and the Company believes its employee relations are good.

Federal and State Taxation

The Company files consolidated federal, New York State and City income tax returns with its Parent Company on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. Income taxes are provided in the consolidated financial statements as if the Company filed a separate consolidated tax return with its subsidiaries.

Investment in Subsidiaries

The  following  table  provides   information   regarding   Intervest   Mortgage
Corporation's subsidiaries:

                                                          At December 31, 2002
                                            ----------------------------------------------             Subsidiaries
($ in thousands)                              % of                              Equity in         Earnings (Loss) for the
                                             Voting             Total           Underlying          Year Ended Dec. 31,
Subsidiary                                   Stock            Investment        Net Assets        2002     2001     2000
---------------------------                 ---------         ----------        ----------        ----------------------
Intervest Distribution Corporation            100%               $  32             $  32          $ (1)    $ (1)    $ (1)
Intervest Realty Servicing Corporation        100%               $ 689             $ 689          $  6     $ 11     $ 18

There were no dividends paid to the Company by its subsidiaries in 2002, 2001 or 2000.

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


Item 2.   Description of Properties
          -------------------------

The office of the Company is located in leased premises (of approximately 5,000 square feet) on the tenth floor of 10 Rockefeller Plaza, New York, N.Y, 10020. The lease expires on September 30, 2004.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

There is no established trading market for the Company's shares of common stock. At December 31, 2002 and 2001, the Company's outstanding common stock was 100% owned by the Parent Company.

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


------------------------------------------------------------------------------------------------------------------------------------
                                                                                    At or For The Year Ended December 31,
                                                                   -----------------------------------------------------------------
($ in thousands)                                                         2002         2001          2000          1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Financial Condition Data:
Total assets                                                           $97,311      $83,083       $74,860       $98,740      $99,605
Cash and short-term investments                                         17,946       16,752        19,476        30,754       27,452
Mortgage loans receivable, net of deferred fees                         73,499       62,665        51,992        63,290       67,251
Subordinated debentures and related interest payable (1)                84,751       72,113        64,347        84,600       85,791
Stockholder's equity                                                    11,413        9,847         9,269        12,140       11,568
Allowance for loan loss reserve                                            101           18             -             -            -
------------------------------------------------------------------------------------------------------------------------------------
Operations Data:
Interest income                                                         $8,420       $7,625        $8,519       $10,552      $11,743
Service fee income                                                       1,597          463           285           223            -
Gain on early repayment of mortgages receivable                            334          582           340           369          291
Other income                                                               125          106           130            75           59
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                          10,476        8,776         9,274        11,219       12,093
------------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                         5,483        5,849         6,922         8,150        8,510
Amortization of deferred debenture offering costs                          805          662           714           899          891
General and administrative expenses                                      1,415        1,192         1,015         1,118          944
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                           7,703        7,703         8,651        10,167       10,345
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and extraordinary item                      2,773        1,073           623         1,052        1,748
Provision for income taxes                                               1,207          495           288           480          801
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                         1,566          578           335           572          947
Extraordinary item, net of taxes (2)
                                                                             -            -          (206)            -            -
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $1,566         $578          $129          $572         $947
------------------------------------------------------------------------------------------------------------------------------------
Ratios and Other Data
Ratio of earnings to fixed charges (3)                                    1.4x         1.2x          1.1x          1.1x         1.2x
Dividends paid to Parent Company                                    $        -    $       -        $3,000         $   -        $   -
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

The Company has historically invested primarily in short-term real estate mortgage loans secured by income producing real property that mature in approximately five years. The properties to be mortgaged are inspected by representatives of the Company and mortgage loans are made only on those type of properties where management is knowledgeable as to operating income and expense. The Company generally relies upon management in connection with the valuation of properties. From time to time, however, it may engage independent appraisers and other agents to assist in determining the value of income-producing properties underlying mortgages, in which case the costs associated with such services are generally paid by the mortgagor. The Company does not finance new construction. While the Company has not previously made acquisitions of real property, it may also, from time to time, acquire interests in real property, including fee interests.

The Company's mortgage portfolio is composed predominantly of mortgages on multi-family residential properties, many of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties.

The prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely. Of the sixty-one (61) mortgages in the portfolio: five allow prepayment without penalty; four prohibit prepayment; twenty-five (25) permit prepayment only after passage of a specific period; and twenty-seven (27) permit prepayment after payment of penalties ranging from 0.5% up to 5% of the principal balance.


Comparison of Financial Condition at December 31, 2002 and December 31, 2001

Total assets at December 31, 2002 increased to $97,311,000, from $83,083,000 at December 31, 2001. The increase is primarily reflected in new loan originations.

Cash and cash equivalents increased to $17,946,000 at December 31, 2002, from $16,752,000 at December 31, 2001.

Mortgage loans receivable, net of unearned income and allowance for loan loss reserves, amounted to $73,398,000 at December 31, 2002, compared to $62,647,000 at December 31, 2001. At December 31, 2002 and 2001, the Company did not have any loans on a nonaccrual status. The Company's policy is to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when in the opinion of the Company's management, principal or interest is not likely to be paid in accordance with the terms of the loan.

Management's periodic evaluation of the need for or adequacy of the allowance for loan loss reserves is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on any impaired loans that may be susceptible to significant change. The allowance for loan losses amounted to $101,000 at December 31, 2002 and $18,000 at December 31, 2001. An allowance was not maintained at any time during 2000. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions, or other factors, differ from those assumed.

Deferred debenture offering costs, net of accumulated amortization, increased to $2,556,000 at December 31, 2002, from $2,348,000 at December 31, 2001. The increase was primarily due to $1,012,000 of additional deferred costs associated with the issuance of new debentures in 2002, which was mostly offset by normal amortization of $805,000.

Total liabilities at December 31, 2002 increased to $85,898,000, from $73,236,000 at December 31, 2001. The increase primarily reflected an increase in debentures. Subordinated debentures outstanding at December 31, 2002 increased to $74,000,000, from $63,000,000 at December 31, 2001. This increase is a result of the issuance of series 1/17/02 debentures in the principal amount of $5,750,000 and series 8/5/02 debentures in the principal amount of $7,750,000, partially offset by the maturity of series 6/28/99 debentures in the principal amount of $2,500,000.

Stockholder's equity increased to $11,413,000 at December 31, 2002, from $9,847,000 at December 31, 2001. The increase was due to net income for 2002 of $1,566,000.

Comparison  of Results of  Operations  for the Year Ended  December 31, 2002 and
2001

The Company had net income of $1,566,000 in 2002, compared to net income of $578,000 in 2001. The increase in earnings was primarily due to: a $1,134,000 increase in service fee income received from Intervest National Bank, a related party, and an increase in net interest income of $1,018,000. These increases were partially offset by a $712,000 increase in income tax expense and a $223,000 increase in general and administrative expenses.

Total interest and fee income was $8,420,000 in 2002, compared to $7,625,000 in 2001. The increase of $795,000 was due to a $12,200,000 increase in average loans outstanding, which was partially offset by a decrease in market interest rates during 2002.

Service agreement income from Intervest National Bank was $1,597,000 in 2002, compared to $463,000 in 2001. The increase of $1,134,000 was due to fees earned on increased loan origination services provided to the Bank.

Gain on early repayment of mortgages was $334,000 in 2002, compared to $582,000 in 2001. The decrease of $248,000 was due mostly to a large prepayment fee in 2001 which did not recur.

Interest expense on debentures was $5,483,000 in 2002, compared to $5,849,000 in 2001. The decrease of $366,000 was primarily due to interest rate decreases on various floating-rate debentures indexed to the JPMorgan Chase Bank prime rate, which decreased a total of 525 basis points from January 1, 2001 to December 31, 2002. The decrease in rates was partially offset by additional interest expense on new fixed-rate debentures issued in 2002.

Amortization of deferred debenture offering costs was $805,000 in 2002, compared to $662,000 in 2001. The increase reflected the amortization of costs on new issues, partially offset by the effect of the maturity of various debentures.

General and administrative expenses aggregated $1,415,000 in 2002, compared to $1,192,000 in 2001. The increase of $223,000 was primarily the result of an increase in salary expense due to additional staff, salary increases and a higher cost of benefits.

The provision for income taxes amounted to $1,207,000 and $495,000 for 2002 and 2001, respectively. The provision represented 44% and 46% of pretax income for 2002 and 2001, respectively.

Comparison  of Results of  Operations  for the Year Ended  December 31, 2001 and
2000

The Company had net income of $578,000 in 2001, compared to net income of $129,000 in 2000. The increase in earnings was primarily due to: an increase in gain on early repayment of mortgages of $242,000; an increase in net interest income of $231,000; and a $178,000 increase in service fee income received from Intervest National Bank. These increases were partially offset by a $177,000 increase in general and administrative expenses.

Total interest income was $7,625,000 in 2001, compared to $8,519,000 in 2000. The decrease of $894,000 was mostly due to declines in market interest rates during 2001.

Total noninterest income was $1,151,000 in 2001, compared to $755,000 in 2000. The increase of $396,000 was due to an increase of $242,000 in gains on early repayment of mortgages and an increase of $178,000 in service fee income received from Intervest National Bank.

Interest expense on debentures was $5,849,000 in 2001, compared to $6,922,000 in 2000. The decrease of $1,073,000 was primarily due to interest rate decreases on various floating-rate debentures indexed to the JPMorgan Chase Bank prime rate, which decreased a total of 475 basis points during 2001.

Amortization of deferred debenture offering costs was $662,000 in 2001, compared to $714,000 in 2000. The decrease reflected the retirement of various debentures partially offset by new issues during 2001 and 2000.

General and administrative expenses aggregated $1,192,000 in 2001, compared to $1,015,000 in 2000. The increase of $177,000 was primarily the result of an increase in salary expense due to salary increases and additional staff.

The provision for income taxes amounted to $495,000 and $288,000 for 2001 and 2000, respectively. The provision represented 46% of pretax income for each period.

The extraordinary charge of $206,000 in 2000 represents $382,000 of unamortized deferred debenture offering costs that were charged to expense in the second quarter of 2000 in connection with the earlier retirement of debentures, less a related tax benefit of $176,000.

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

On January 1, 2001, $1,400,000 was repaid to debenture holders pursuant to the scheduled maturity of series 11/10/98 debentures. Accrued interest of $248,000 was also paid on these debentures. On April 1, 2002, $2,500,000 was repaid relating to series 6/28/99 debentures due July 1, 2002. Accrued interest of $586,000 was also paid off on these debentures. In September of 2001, February of 2002 and August of 2002, the Company completed the sale of debentures in the principal amount of $7,250,000, $5,750,000 and $7,750,000, respectively, which resulted in net proceeds of approximately $6,636,000, $5,299,000 and $7,172,000, respectively, after underwriter's commissions and other issuance costs. The Company has commenced an offering relating to the issuance of additional subordinated debentures. It is anticipated that debentures in an aggregate amount of up to $7,500,000 will be issued in the first quarter of 2003.

At December 31, 2002, the Company's total commitment to lend aggregated $8,650,000. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

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

The Company has a "floor," or minimum rate, on many of its floating-rate loans. The floor for each specific loan is determined in relation to the prevailing market rates on the date of origination and most adjust upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income in a falling rate environment.

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2002, that are scheduled to mature or reprice within the periods shown.

Floating-rate loans which are subject to adjustment at any time are included in the 0-3 month period rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their contractual maturities.

                                                       0-3             4-12           Over 1-4            Over 4
($ in thousands)                                      Months          Months            Years              Years             Total
------------------------------------------------------------------------------------------------------------------------------------
Floating- rate loans                                 $ 50,947      $         -         $    338          $      -          $ 51,285
Fixed- rate loans                                       1,199            9,026            7,450             5,345            23,020
------------------------------------------------------------------------------------------------------------------------------------
Total Loans                                            52,146            9,026            7,788             5,345            74,305
Short-term investments                                 14,721                -                -                 -            14,721
Time deposits with banks                                    -            2,000                -                 -             2,000
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                          $ 66,867         $ 11,026         $  7,788          $  5,345          $ 91,026
------------------------------------------------------------------------------------------------------------------------------------
Debentures payable                                   $ 42,900       $        -         $ 13,850          $ 17,250          $ 74,000
Accrued interest on debentures                          7,351                -            3,020               380            10,751
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                     $ 50,251      $         -         $ 16,870          $ 17,630          $ 84,751
------------------------------------------------------------------------------------------------------------------------------------
GAP (repricing differences)                          $ 16,616         $ 11,026         $ (9,082)         $(12,285)         $  6,275
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP                                       $ 16,616         $ 27,642         $ 18,560          $  6,275          $  6,275
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                           17.1%            28.4%            19.1%              6.4%              6.4%
------------------------------------------------------------------------------------------------------------------------------------

Impact of Inflation and Changing Prices

The financial statements and related financial data concerning the Company presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture-selling activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2002 and 2001, which reflect changes in market prices and rates, can be found in note 12 of the notes to consolidated financial statements.

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

Financial Statements

The following consolidated financial statements of the Company are included herein:

-    Independent Auditors' Report (page 13)
-------------------------------------------
-    Consolidated Balance Sheets at December 31, 2002 and 2001 (page 14)
------------------------------------------------------------------------
-    Consolidated  Statements  of  Operations  for the Years Ended  December 31,
--------------------------------------------------------------------------------
     2002, 2001 and 2000 (page 15)
     -----------------------------
-    Consolidated  Statements of Changes in  Stockholders'  Equity for the Years
--------------------------------------------------------------------------------
     Ended December 31, 2002, 2001 and 2000 (page 16)
     ------------------------------------------------
-    Consolidated  Statements  of Cash Flows for the Years  Ended  December  31,
--------------------------------------------------------------------------------
     2002, 2001 and 2000 (page 17)
     ------------------------------
-    Notes to the Consolidated Financial Statements (pages 18 to 29)
--------------------------------------------------------------------
-    Schedule IV - Mortgage Loans on Real Estate (page 30)
----------------------------------------------------------

Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Intervest Mortgage Corporation (formerly Intervest Corporation of New York) and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2002. Our audits also included Schedule IV - mortgage loans on real estate as of December 31, 2002. These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the related schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intervest Mortgage Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Eisner LLP
New York, New York
January 23, 2003

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)

                           Consolidated Balance Sheets


                                                                                                                At December 31,
                                                                                                       -----------------------------
($ in thousands)                                                                                               2002           2001
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                                                       $ 3,225        $ 1,050
Short-term investments (note 2)                                                                                14,721         15,702
                                                                                                       -----------------------------
    Total cash and cash equivalents                                                                            17,946         16,752
Time deposits with banks                                                                                        2,000              -
Mortgage loans receivable (net of unearned fees and discounts and
   allowance for loan losses (note 3))                                                                         73,398         62,647
Accrued interest receivable                                                                                       583            523
Fixed assets, net (note 4)                                                                                         67             61
Deferred debenture offering costs, net (note 5)                                                                 2,556          2,348
Other assets                                                                                                      761            752
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                  $97,311        $83,083
===================================================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                                                 $   660        $   658
Subordinated debentures payable (note 6)                                                                       74,000         63,000
Debenture interest payable at maturity (note 6)                                                                10,751          9,113
Other liabilities                                                                                                 487            465
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                              85,898         73,236
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 4 and 11)

STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 issued and outstanding)                          2,100          2,100
Class B common stock ( no par value, 100 shares authorized, none issued )                                           -              -
Additional paid-in-capital                                                                                      3,509          3,509
Retained earnings (note 7)                                                                                      5,804          4,238
------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                                     11,413          9,847
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                                    $97,311        $83,083
===================================================================================================================================

See accompanying notes to consolidated financial statements

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)

                      Consolidated Statements of Operations


                                                                                                    Year Ended December 31,
                                                                                            ---------------------------------------
($ in thousands)                                                                                2002          2001          2000
-----------------------------------------------------------------------------------------------------------------------------------

REVENUES
Interest and fee income on mortgages                                                           $ 8,131       $ 7,009        $ 7,576
Interest income on short-term investments                                                          289           616            943
                                                                                            ---------------------------------------
     Total interest and fee income                                                               8,420         7,625          8,519
Service agreement income - related party (note 9)                                                1,597           463            285
Gain on early repayment of mortgages                                                               334           582            340
Other income                                                                                       125           106            130
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                  10,476         8,776          9,274
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                                                           5,483         5,849          6,922
Amortization of deferred debenture offering costs                                                  805           662            714
General and administrative                                                                       1,415         1,192          1,015
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                                   7,703         7,703          8,651
-----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item                                                2,773         1,073            623
Provision for income taxes                                                                       1,207           495            288
                                                                                            ---------------------------------------
Income before extraordinary item                                                                 1,566           578            335
Extraordinary item, net of tax (note 6)                                                              -             -           (206)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                     $ 1,566       $   578        $   129
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)

           Consolidated Statements of Changes in Stockholder's Equity


                                                                                                      Year Ended December 31,
                                                                                          -----------------------------------------
($ in thousands)                                                                                   2002         2001         2000
-----------------------------------------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
Balance at beginning of year                                                                     $ 2,100      $ 2,100       $ 2,000
Retirement of 31.84 shares
                                                                                                       -            -        (2,000)
Issuance of 100 shares to Parent Company                                                               -            -         2,100
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                             2,100        2,100         2,100
-----------------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at beginning of year                                                                           -            -           100
Retirement of 15.89 shares                                                                             -            -          (100)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                                 -            -             -
-----------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning and end of year                                                               3,509        3,509         3,509
-----------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                                                                       4,238        3,660         6,531
Cash dividend declared and paid to Parent Company                                                      -            -        (3,000)
Net income                                                                                         1,566          578           129
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                             5,804        4,238         3,660
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity at end of year                                                        $11,413      $ 9,847       $ 9,269
===================================================================================================================================

See accompanying notes to consolidated financial statements

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)

                      Consolidated Statements of Cash Flows




                                                                                                     Year Ended December 31,
                                                                                          -----------------------------------------
($ in thousands)                                                                                  2002         2001          2000
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                                     $  1,566      $    578      $    129
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation
                                                                                                     28            24            21
  Amortization of deferred debenture offering costs                                                 805           662         1,096
  Amortization of premiums, fees and discounts, net                                                (640)         (608)         (451)
  Gain on early repayment of mortgage loans                                                        (334)         (582)         (340)
  Increase (decrease) in mortgage escrow funds payable                                                2          (170)       (1,026)
  Increase (decrease) in debenture interest payable at maturity                                   1,638         1,917            (3)
  Change in all other assets and liabilities, net                                                   883         1,023         1,478
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                         3,948         2,844           904
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                                                25,494        38,294        39,164
Originations and purchases of mortgage loans receivable                                         (36,205)      (49,088)      (27,846)
Increase in interest-earning time deposits                                                       (2,000)            -             -
Purchases of fixed assets                                                                           (31)          (10)            -
-----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                             (12,742)      (10,804)       11,318
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs                                      12,488         6,636         3,500
Principal repayments of debentures                                                               (2,500)       (1,400)      (24,000)
Dividends paid to Parent Company                                                                      -             -        (3,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                               9,988         5,236       (23,500)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                              1,194        (2,724)      (11,278)
Cash and cash equivalents at beginning of year                                                   16,752        19,476        30,754
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                       $ 17,946      $ 16,752      $ 19,476
===================================================================================================================================

SUPPLEMENTAL DISCLOSURES Cash paid (received) during the year for:
   Interest                                                                                    $  3,845      $  3,933      $  6,925
   Income taxes                                                                                   1,214           490          (340)
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

1.   Description of Business and Summary of Significant Accounting Policies

     Description of Business

     In the third quarter of 2002, the Company changed its name from Intervest Corporation of New York to Intervest Mortgage Corporation. Intervest Mortgage Corporation and Subsidiaries (the "Company") is engaged in the real estate business, including the origination and purchase of real estate mortgage loans on income producing properties. The Company is a wholly owned subsidiary of Intervest Bancshares Corporation (the Parent Company). Officers of the Company are officers and directors of the Company and the Parent Company.

     Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America.

     Use of Estimates

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

     Cash Equivalents

     For purposes of the statements of cash flows, cash equivalents include short-term investments that have maturities of three months or less when purchased.

     Mortgage Loans Receivable

     Mortgage loans receivable are stated at their outstanding principal balances, net of any deferred fees or costs on originated mortgage loans receivable, unamortized discounts on purchased mortgage loans receivable and the allowance for loan losses. Purchased mortgage loans receivable, all of which have been made from affiliated companies, are recorded at cost, which is equivalent to the carrying amount of the seller. The purchase price is deemed equivalent to fair value of the mortgage loans receivable based on their variable or floating interest rates. Interest income is accrued on the unpaid principal balance. Discounts are amortized to income over the life of the related mortgage loans receivable using the constant interest method. Loan origination fees net of certain direct origination costs are deferred and recognized as an adjustment of the yield of the related mortgage loans receivable. When a loan is paid off or sold, or if a commitment expires unexercised, any unamortized net deferred amount is credited or charged to earnings accordingly.

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

     Mortgage loans receivable are placed on nonaccrual status when principal or interest becomes 90 days or more past due. Accrued interest receivable previously recognized is reversed and amortization of net deferred fee income is discontinued for mortgage loans receivable placed on a nonaccrual status. Interest payments received on mortgage loans receivable in a nonaccrual status are recognized as income on a cash basis unless future collections on principal are doubtful, in which case the payments received are applied as a reduction of principal. Mortgage loans receivable remain on nonaccrual status until principal and interest payments are current.

     Allowance for Mortgage Loans Losses

     The allowance for mortgage loan losses is netted against mortgage loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem mortgage loans receivable and commitments and estimates of fair value thereof; historical chargeoffs and recoveries, adverse situations which may affect the borrowers' ability to repay, and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan losses is computed related to certain mortgage loans receivable that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired mortgage loans receivable normally consist of mortgage loans receivable on nonaccrual status. Interest income on impaired mortgage loans receivable is recognized on a cash basis. Impairment for commercial real estate and residential mortgage loans receivable is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the observable market price of the loan or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance, and a charge to the provision for loan losses. The Company normally charges off any portion of the recorded investment in the loan that exceeds the fair value of the collateral.

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

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

1. Description of Business and Summary of Significant Accounting Policies, Continued

     Income Taxes

     Under SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax law or rates is recognized in income in the period that includes the enactment date of change. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on a review of available evidence.

     Off-Balance Sheet Financial Instruments

     In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated financial statements when they are funded and related fees are recorded when incurred or received.

     Recently Issued Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, " Rescission of SFAS's no. 4, 44 and 64, Amendment of FASB 13 and Technical Corrections." The Company was required to implement SFAS No.. 145 for financial statements issued on or after May 15 2002. The adoption of this standard had no effect on the financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company is required to implement SFAS No. 146 for financial statements issued after December 31, 2002. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, " Accounting for Stock Based Compensation." This statement amends SFAS No. 123 by introducing two additional conversion methods when converting to the fair value method from the intrinsic value method of accounting for stock options. The company is required to implement SFAS No. 148 for financial statements for fiscal years ending after December 15, 2002. The adoption of this standard had no effect on the financial statements.

     Short-Term Investments

     At December 31, 2002 and 2001, short-term investments was comprised of bank commercial paper, money market accounts and savings accounts.

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

2.   Mortgage Loans Receivable


     Mortgage loans receivable are summarized as follows:

                                                                           At December 31, 2002         At December 31, 2001
                                                                           --------------------         --------------------
($ in thousands)                                                         # of loans     Amount        # of loans      Amount
------------------------------------------------------------------------------------------------------------------------------------
Residential multifamily mortgage loans receivable                           39        $ 45,590             35       $ 45,906
Commercial real estate mortgage loans receivable                            22          28,715             13         17,688
------------------------------------------------------------------------------------------------------------------------------------
Mortgage loans receivable                                                   61          74,305             48         63,594
------------------------------------------------------------------------------------------------------------------------------------
Deferred loan fees and unamortized discount                                               (806)                         (929)
------------------------------------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net of fees and discount                                     73,499                        62,665
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                                                                 (101)                          (18)
------------------------------------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net                                                        $ 73,398                      $ 62,647
------------------------------------------------------------------------------------------------------------------------------------

     At December 31, 2002, the loan portfolio consisted of $50,419,000 and $23,886,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $23,020,000 of fixed-rate loans and $51,285,000 of adjustable-rate loans. At December 31, 2001, the loan portfolio consisted of $43,187,000 and $20,407,000 of first mortgage loans and junior mortgage loans receivable, respectively. These loans were comprised of $10,485,000 of fixed-rate mortgage loans receivable and $53,109,000 of adjustable-rate mortgage loans receivable.

     At December 31, 2002, effective interest rates on mortgages ranged from 6.98% to 14.03%, compared to 6.88% to 18.55% at December 31, 2001. Many of the mortgage loans receivable have an interest rate floor which resets upward along with any increase in the loan's interest rate. This feature reduces the loan's interest rate exposure to periods of declining interest rates.

     During 2002, 2001 and 2000, certain mortgages were repaid in full prior to their maturity date. The prepayments resulted in the recognition of unearned fees and discounts associated with such mortgage loans receivable, as well as the receipt of prepayment penalties in certain cases. For 2002, 2001 and 2000, income associated with the prepayments of mortgages was $334,000, $582,000 and $340,000, respectively.


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

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

3.   Mortgage Loans Receivable, Continued

     The geographic distribution of the properties that collateralize the loan portfolio is summarized as follows:


                                  At December 31, 2002     At December 31, 2001
                                  --------------------     --------------------
($ in thousands)                  Amount    % of Total     Amount    % of Total
--------------------------------------------------------------------------------
New York                          $59,694       80.3%     $50,260       79.0%
New Jersey                          8,331       11.2        8,176       12.9
Florida                             3,462        4.7        1,087        1.7
Pennsylvania                        1,940        2.6        1,916        3.0
Connecticut                             -        -          1,660        2.6
All other                             878        1.2          495        0.8
--------------------------------------------------------------------------------
                                  $74,305      100.0%     $63,594      100.0%
--------------------------------------------------------------------------------

     The table below shows the scheduled contractual principal repayments of the loan portfolio at December 31, 2002:

($ in thousands)
--------------------------------------------------------------------------------
Year ended December 31, 2003                                           $36,064
Year ended December 31, 2004                                             9,526
Year ended December 31, 2005                                            10,725
Year ended December 31, 2006                                             2,528
Year ended December 31, 2007                                             1,172
Thereafter                                                              14,290
-------------------------------------------------------------------------------
                                                                       $74,305
--------------------------------------------------------------------------------

     At December 31, 2002, $25,446,000 of mortgage loans receivable with adjustable rates and $12,795,000 of mortgage loans receivable with fixed rates were due after one year. At December 31, 2002 and 2001, the Company did not have any mortgage loans receivable on a nonaccrual status, classified as impaired or ninety days past due and still accruing interest. At December 31, 2002 and 2001, the allowance for loan losses was $101,000 and $18,000, respectively; no allowance was maintained in 2000. The provision for loan losses was $83,000 in 2002 and $18,000 in 2001.

4.   Fixed Assets, Lease Commitments and Rental Expense

     Fixed assets are summarized as follows:

                                                                 At December 31,
                                                                 ---------------
($ in thousands)                                                 2002      2001
--------------------------------------------------------------------------------
Furniture, fixtures and equipment                               $  85     $  53
Automobiles                                                        58        58
--------------------------------------------------------------------------------
Total cost                                                        143       111
--------------------------------------------------------------------------------
Less accumulated deprecation                                      (76)      (50)
--------------------------------------------------------------------------------
Fixed assets, net                                               $  67     $  61
--------------------------------------------------------------------------------

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


4.   Fixed Assets,  Lease Commitments and Rental Expense,  Continued

     The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rents, the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent. Rent expense amounted to $218,000 in 2002, $183,000 in 2001 and $179,000 in
     2000. The Company shares its rented space with affiliates who were charged rent of $1,000 in 2002, 2001 and 2000. The Company's future minimum annual lease payments under the office lease at December 31, 2002, are as follows:
     $236,000 in 2003 and $177,000 in 2004 for an aggregate of $413,000.

5.   Deferred Debenture Offering Costs

     Deferred debenture offering costs are summarized as follows:

                                                               At December 31,
                                                               ---------------
($ in thousands)                                              2002        2001
--------------------------------------------------------------------------------
Deferred debenture offering costs                            $ 6,044    $ 5,199
Less accumulated amortization                                 (3,488)    (2,851)
--------------------------------------------------------------------------------
Deferred debenture offering costs, net                       $ 2,556    $ 2,348
--------------------------------------------------------------------------------

6.   Subordinated Debentures Payable and Extraordinary Item

     The following table summarizes debenture payable.

                                                                                At December 31,
                                                                                ---------------
($ in thousands)                                                              2002          2001
-----------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime    - due April 1, 2004        $   9,000      $  9,000
Series 10/19/95 - interest at 2% above prime    - due October 1, 2004          9,000         9,000
Series 05/10/96 - interest at 2% above prime    - due April 1, 2005           10,000        10,000
Series 10/15/96 - interest at 2% above prime    - due October 1, 2005          5,500         5,500
Series 04/30/97 - interest at 1% above prime    - due October 1, 2005          8,000         8,000
Series 11/10/98 - interest at 8 1/2% fixed      - due January 1, 2003          1,400         1,400
Series 11/10/98 - interest at 9% fixed          - due January 1, 2005          2,600         2,600
Series 06/28/99 - interest at 8% fixed          - due July 1, 2002               -           2,500
Series 06/28/99 - interest at 8 1/2% fixed      - due July 1, 2004             2,000         2,000
Series 06/28/99 - interest at 9% fixed          - due July 1, 2006             2,000         2,000
Series 09/18/00 - interest at 8% fixed          - due January 1, 2004          1,250         1,250
Series 09/18/00 - interest at 8 1/2% fixed      - due January 1, 2006          1,250         1,250
Series 09/18/00 - interest at 9% fixed          - due January 1, 2008          1,250         1,250
Series 08/01/01 - interest at 7 1/2% fixed      - due April 1, 2005            1,750         1,750
Series 08/01/01 - interest at 8% fixed          - due April 1, 2007            2,750         2,750
Series 08/01/01 - interest at 8 1/2% fixed      - due April 1, 2009            2,750         2,750
Series 01/17/02 - interest at 7 1/4% fixed      - due October 1, 2005          1,250           -
Series 01/17/02 - interest at 7 1/2% fixed      - due October 1, 2007          2,250           -
Series 01/17/02 - interest at 7 3/4% fixed      - due October 1, 2009          2,250           -
Series 08/05/02 - interest at 7 1/4% fixed      - due January 1, 2006          1,750           -
Series 08/05/02 - interest at 7 1/2% fixed      - due January 1, 2008          3,000           -
Series 08/05/02 - interest at 7 3/4% fixed      - due January 1, 2010          3,000           -
-----------------------------------------------------------------------------------------------------
                                                                            $ 74,000      $ 63,000
-----------------------------------------------------------------------------------------------------

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

6.   Subordinated Debentures Payable and Extraordinary Item, Continued

     The "Prime" in the preceding table refers to the prime rate of JPMorgan Chase Bank, which was 4.25% on December 31, 2002 and 4.75% at December 31, 2001.

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

     In February of 2002, the Company issued its Series 01/17/02 debentures in the principal amount of $5,750,000. Net proceeds, after deferred offering costs, amounted to $5,299,000, of which $5,480,000 accrue and pay interest quarterly and $270,000 accrue and compound interest quarterly until maturity.

     The Company's Series 6/28/99 debentures due July 1, 2002 were redeemed on April 1, 2002. On such date, those debentures were redeemed for a total of $3,086,000, which is comprised of $2,500,000 of principal and $586,000 of accrued interest.

     In August of 2002, the Company issued its Series 08/05/02 debentures in the aggregate principal amount of $7,750,000. Net proceeds, after deferred offering costs, amounted to $7,173,000. Of the $7,750,000, $6,230,000 accrue and pay interest quarterly and $1,520,000 accrue and compound interest quarterly until maturity.

     On January 1, 2003, series 11/10/98 debentures totaling $1,400,000 in principal plus accrued interest of $570,000 matured and were repaid.

     The Company has commenced an offering relating to the issuance of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $7,500,000 will be issued in the first quarter of 2003.

     The Series 5/12/95,  10/19/95,  5/10/96, 10/15/96 and 4/30/97 floating-rate debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,350,000 of these debentures is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

     The Series 11/10/98,  6/28/99, 9/18/00, $770,000 of Series 8/1/01, $270,000
     of Series 1/17/02 and $1,520,000 of Series 8/5/02 debentures accrue and compound interest quarterly, with such interest due and payable at maturity. Interest is paid quarterly on the remaining debentures in series 8/1/01, 1/17/02 and 8/5/02. The holders of Series 11/10/98, 6/28/99,
     9/18/00, 1/17/02 and 8/5/02 debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year (beginning January 1, 2004 for Series 9/18/00, October 1, 2005 for Series 1/17/02 and January 1, 2006 for Series 8/5/02) provided, however, that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

6.   Subordinated Debentures Payable and Extraordinary Item, Continued

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

     Scheduled contractual maturities of debentures as of December 31, 2002 are summarized as follows:

($ in thousands)                             Principal         Accrued Interest
--------------------------------------------------------------------------------
Year ended December 31, 2003                    $1,400                   $1,539
Year ended December 31, 2004                    21,250                    5,094
Year ended December 31, 2005                    29,100                    2,769
Year ended December 31, 2006                     5,000                      969
Year ended December 31, 2007                     5,000                       34
Thereafter                                      12,250                      346
--------------------------------------------------------------------------------
                                               $74,000                  $10,751
--------------------------------------------------------------------------------

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

8.   Profit Sharing Plan

     In 2000, the Company established a tax-qualified, profit sharing plan and trust in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a period of time. Total cash contributions to the plan for 2002, 2001 and 2000 were $13,000, $7,000 and $1,000, respectively.

9.   Related Party Transactions

     The Company participates with Intervest National Bank (a wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The balances of the Company's participation in these mortgages were $6,224,000 and $3,919,000 at December 31, 2002 and 2001, respectively.

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

9.   Related Party Transactions, Continued

     The Company has a service agreement, which renews each January 1, unless terminated by either party, with Intervest National Bank with respect to providing mortgage loan origination and servicing services to Intervest National Bank. The Company earned $1,597,000, $463,000 and $285,000 from Intervest National Bank for 2002, 2001 and 2000, respectively, in connection with this service agreement.

     The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $4,255,000 at December 31, 2002 and $3,030,000 at December 31, 2001. The Company received interest income of $81,000, $41,000 and $90,000, in 2002, 2001 and 2000, respectively, in connection with such deposits. These amounts are included in interest income in the consolidated statements of operations.

     In connection with the placement of subordinated debentures of the Company, Intervest Securities Corporation, an affiliate of the Company, received commissions and fees aggregating $58,000 in 2002, $0 in 2001 and $34,000 in 2000.

     The Company paid fees of approximately $115,000 in 2002, $140,000 in 2001 and $25,000 in 2000 for legal services rendered by a law firm, a principal of which is a director of the Company. The Company paid commissions and fees in connection with the placement of debentures aggregating $515,000 in 2002, $301,000 in 2001 and $89,000 in 2000 to an investment firm, a principal of which is a director of the Company.

10.  Income Taxes

     Commencing in 2000, the Company files consolidated federal and combined New York State and City income tax returns with its Parent Company on a calendar year basis. Income taxes are provided as if the Company filed a separate consolidated tax return with its subsidiaries.

     At December 31, 2002 and 2001, the Company's net deferred tax asset was $201,000 and $171,000, respectively, which is included in other assets on the balance sheet. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance was not maintained at any time during 2002, 2001 or 2000.

     Income tax expense (benefit) consists of the following:

                                               For the Year Ended December 31,
                                               -------------------------------
($ in thousands)                                   2002      2001     2000
--------------------------------------------------------------------------------
Provision for income taxes                        $1,207   $  495   $  288
Income tax effect of extraordinary item                -        -     (176)
--------------------------------------------------------------------------------
                                                  $1,207   $  495   $  112
--------------------------------------------------------------------------------

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

10.  Income Taxes, Continued

     Income tax expense (benefit) attributable to income before extraordinary item consists of the following:


($ in thousands)                                   Current   Deferred     Total
--------------------------------------------------------------------------------
Year Ended December 31, 2002:
   Federal                                            $736      $(24)      $712
   State and Local                                     501        (6)       495
--------------------------------------------------------------------------------
                                                    $1,237      $(30)    $1,207
--------------------------------------------------------------------------------
Year Ended December 31, 2001:
   Federal                                            $406     $(119)      $287
   State and Local                                     250       (42)       208
--------------------------------------------------------------------------------
                                                      $656     $(161)      $495
--------------------------------------------------------------------------------
Year Ended December 31, 2000:
   Federal                                            $189       $ 10      $199
   State and Local                                      85          4        89
--------------------------------------------------------------------------------
                                                      $274       $ 14      $288
--------------------------------------------------------------------------------

     The components of deferred tax expense (benefit) are summarized as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
($ in thousands)                                   2002        2001        2000
--------------------------------------------------------------------------------
Deferred loan fees and discount                   $  13       $(148)      $  16
Allowance for loan losses                           (38)         (9)          -
Depreciation                                         (5)         (4)         (2)
--------------------------------------------------------------------------------
                                                  $ (30)      $(161)      $  14
--------------------------------------------------------------------------------

     The tax effects of the temporary differences that give rise to the deferred tax asset are summarized as follows:

                                                                 At December 31,
                                                                 ---------------
($ in thousands)                                                    2002   2001
--------------------------------------------------------------------------------
Attributable to: Deferred loan fees and discount                    $144   $157
                 Allowance for loan losses                            46      8
                 Depreciation                                         11      6
--------------------------------------------------------------------------------
                                                                    $201   $171
--------------------------------------------------------------------------------

     A reconciliation between the statutory federal income tax rate and the Company's effective tax rate follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
($ in thousands)                                         2002    2001    2000
--------------------------------------------------------------------------------
Tax provision at statutory rate                          34.0%   34.0%   34.0%
Increase in taxes resulting from:
  State and local income taxes, net of federal benefit    9.4    12.0    12.1
  All other                                               0.1     0.2     0.1
--------------------------------------------------------------------------------
                                                         43.5%   46.2%   46.2%
--------------------------------------------------------------------------------

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

11.  Commitments and Contingencies

     The Company has an employment agreement with Jerome Dansker that expires June 30, 2005. The agreement provides for an annual salary in the present amount of $187,954, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for monthly expense payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of this amount which otherwise would have been paid to Mr. Dansker will continue until the longer of (i) the balance of the term of employment, or (ii) three years. The agreement also provides for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000. No additional compensation has been paid for the three years ended December 31, 2002, 2001, or 2000.

     The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to extend credit amounted to $8,650,000 at December 31, 2002 all of which will expire within twelve months.

     The Company has filed a registration statement relating to the issuance of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $7,500,000 will be issued in the first quarter of 2003.

     The Company is periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of mortgage loans receivable, and other issues incident to the Company's business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

12.  Estimated Fair Value of Financial Instruments

     Fair value estimates are made at a specific point in time based on available information about each financial instrument. Where available, quoted market prices are used. However, a significant portion of the Company's financial instruments, such as commercial real estate and multifamily mortgage loans receivable, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by management that include the financial instrument's credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of management's assumptions could cause the fair value estimates to deviate substantially. The fair value estimates also do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument, nor estimated transaction costs. Further, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on and have not been considered in the fair value estimates. Finally, fair value estimates do not attempt to estimate the value of anticipated future business and the Company's customer relationships.

                 Intervest Mortgage Corporation and Subsidiaries
          (formerly Intervest Corporation of New York and Subsidiaries)
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

12.  Estimated Fair Value of Financial Instruments, Continued

     The  carrying  and  estimated  fair  values  of  the  Company's   financial
     instruments are as follows:

                                                                    At December 31, 2002                At December 31, 2001
                                                                 --------------------------          ---------------------------
                                                                  Carrying            Fair            Carrying            Fair
($ in thousands)                                                    Value             Value             Value             Value
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets:
  Cash and cash equivalents                                        $17,946           $17,946           $16,752           $16,752
  Time deposits with banks                                           2,000             2,000                 -                 -
  Mortgage loans receivable, net                                    73,398            75,270            62,647            64,595
  Accrued interest receivable                                          583               583               523               523
Financial Liabilities:
  Debentures payable plus accrued interest                          84,751            86,070            72,113            73,141
Off balance sheet instruments:
   Commitments to lend                                                  41                41                65                65
------------------------------------------------------------------------------------------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Mortgage Loans Receivable. The estimated fair value of mortgage loans receivable is based on a discounted cash flow analysis, using interest rates currently being offered for mortgage loans receivable with similar terms to borrowers of similar credit quality. Management can make no assurance that its perception and quantification of credit risk would be viewed in the same manner as that of a potential investor. Therefore, changes in any of management's assumptions could cause the fair value estimates of mortgage loans receivable to deviate substantially.

     Debentures and Accrued Interest Payable. The estimated fair value of debentures and related accrued interest payable is based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to what management believes to be the Company's incremental borrowing rate for similar arrangements.

     All Other Financial Assets and Liabilities. The estimated fair value of cash and cash equivalents, time deposits with banks and accrued interest receivable approximates their carrying values since these instruments are payable on demand or have short-term maturities.

     Off-Balance Sheet Instruments. The carrying amounts of commitments to lend approximated estimated fair value. The fair value of commitments to lend is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counter-party's credit standing.

                         INTERVEST MORTGAGE CORPORATION
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             As of DECEMBER 31, 2002

                                    Effective   Stated     Final                           Face      Carrying
                                    Interest   Interest   Maturity   Payment  Prior      Amount of    Amount of  Prepayment Penalty/
Description                           Rate       Rate       Date      Terms   Liens      Mortgage    Mortgage        Other Fees
                                      ----       ----       ----      -----   -----      --------    --------        ----------
---------------------------------
Commercial first Mortgages
  Office Buildings
       New City, New York            12.22%      6.20%    12/08/10      Y     $         $   147,000  $  115,000  none
       Tampa, Florida                 7.23%      7.00%     7/01/09      M                   338,000     338,000  1.00%
       Newark, New Jersey            10.89%      9.50%      2/1/03      M                 4,445,000   4,443,000  1.00%
       New York, New York             7.10%      6.88%     1/01/05      M                 2,170,000   2,170,000  1.00%
       New York, New York             6.98%      6.75%      4/1/08      M                 2,549,000   2,549,000  5% prior to 4/1/03,
                                                                                                                 4% prior to  4/1/04
                                                                                                                 3% prior to 4/1/05,
                                                                                                                 2% prior  to 4/1/06
  Restaurants                                                                                                    then 1%
       Decatur and
             Jonesboro, Georgia      12.38%      8.50%      4/1/13      M                   383,000     318,000  none
       Manassas, Virginia            13.50%      6.50%    12/01/05      Y                    71,000      63,000  0.50%
       Irondequoint, New York        12.44%      7.20%    12/01/12      Y                   196,000     158,000  1.00%

  Warehouse
       New York, New York             9.93%      7.50%      7/1/03      M                 3,500,000   3,437,000  none prior to
                                                                                                                 5/1/03 then 1%

  Hotel
       New York, New York             9.96%      9.00%     2/01/04      M                 2,835,000   2,817,000  2% prior  to  2/03,
                                                                                                                 then 1%


Residential first Mortgages
  Rental Apartment Buildings
       Bronx, New York               11.28%     11.00%    11/01/12      M                 1,800,000   1,777,000  none
       Bronx, New York               12.75%     12.75%      1/1/11      M                   918,000     918,000  no prepayment
                                                                                                                 permitted
       Bronx, New York               13.25%     12.00%      6/1/13      M                 1,805,000   1,706,000  no prepayment
                                                                                                                 permitted
       Bronx, New York               13.08%     12.75%     11/1/11      M                 1,606,000   1,584,000  not prepayable
                                                                                                                 until 1/1/03
       Bronx, New York               13.50%     13.50%     11/1/13      M                 4,279,000   4,279,000  no prepayment
                                                                                                                 permitted
       Chester Pennsylvania          12.00%     10.50%      4/1/03      M                 1,768,000   1,763,000  1.00%
       Brooklyn, New York             9.30%      9.00%        OPEN      M                 2,657,000   2,657,000  1.00%
       New York, New York            10.36%      9.00%    06/01/03      M                 2,462,000   2,452,000  1.00%
       Brooklyn, New York             8.14%      7.88%     10/1/04      M                 1,167,000   1,167,000  not prepayable
                                                                                                                 until 1/1/04,  then
                                                                                                                 1%
       New York, New York            11.76%     10.00%     11/1/03      M                 8,613,000   8,518,000  none prior to
                                                                                                                 6/1/03, then 1%
       New York, New York             8.63%      7.00%     11/1/03      M                 2,778,000   2,748,000  none prior to
                                                                                                                 6/1/03, then 1%
       Brooklyn, New York            10.12%      8.00%      9/1/04      M                   532,000     525,000  none prior to
                                                                                                                 4/1/03, then 1%
       New York, New York            10.81%      8.00%      9/1/03      M                 2,500,000   2,458,000  none prior to
                                                                                                                 8/1/03, then 1%
       New York, New York            12.95%     12.00%      6/1/05      M                   600,000     590,000  none prior to
                                                                                                                 9/1/04, then 1%

Commercial Junior Mortgages
  Office Buildings
       Tampa, Florida                11.60%     10.50%      6/1/04      M      5,039,000    481,000     476,000  1.00%
       Newark, New Jersey            11.00%      9.50%      2/1/03      M      4,445,000  3,259,000   3,257,000  1.00%
       Wall township, New Jersey     11.04%      9.00%     10/1/04      M      3,450,000    389,000     379,000  2% prior to 9/1/03,
                                                                                                                 then 1%,
       New York, New York            12.19%     11.00%      1/1/05      M      4,636,000  2,286,000   2,256,000  2% prior to 1/1/03,
                                                                                                                 then  1%
       New York, New York            12.15%     11.00%    07/01/05      M      6,516,000    747,000     736,000  none till  10/1/04,
                                                                                                                 then 1%
       Clearwater, Florida           10.12%      8.00%    01/31/03      M      1,534,000  1,199,000   1,199,000  none
       Bronx, New York               13.22%     12.00%    03/01/04      M        797,000    199,000     198,000  prior  to 10/15/03:
                                                                                                                 int through
                                                                                                                 10/15/03 then 1%
  Retail
       Vorhees, New Jersey           12.60%     11.00%    08/01/04      M      2,189,000    238,000     236,000  not prepayable
                                                                                                                 until 2/1/02,  then
                                                                                                                 1%
       Hauppauge, New York           11.79%     11.00%    03/01/07      M      2,176,000    147,000     146,000  5% till  3/1/03, 4%
                                                                                                                 till  3/1/04,    3%
                                                                                                                 till 3/1/05
                                                                                                                 2%   till   3/1/06,
                                                                                                                 then 1%
  Storage
       Lakeland, Florida             12.15%     11.00%    04/01/07      M      5,915,000    538,000     530,000  5% till 4/1/03,  4%
                                                                                                                 till  4/1/04,    3%
                                                                                                                 till 4/1/05 2% till
                                                                                                                 4/1/06, then 1%
  Supermarket
       New York, New York            13.17%     12.00%    06/01/05      M      3,729,000    598,000     589,000  none  till  9/1/04,
                                                                                                                 then  31  days
                                                                                                                 interest

  Warehouse
       Long Island City, New York    13.03%     12.00%    01/01/06      M      7,500,000  2,000,000   1,963,000  2%   till   1/1/04,
                                                                                                                 1.5%  till  4/1/05,
                                                                                                                 then 1%

                         INTERVEST MORTGAGE CORPORATION
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             As of DECEMBER 31, 2002


             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE , continued

Residential Junior Mortgages
   Rental Apartment Buildings
        New York, New York               11.00%     9.50%   06/01/03    M    1,945,000    1,046,000     1,040,000     1.00%
        New York, New York                9.58%    10.50%   06/01/03    M    (1)            300,000       293,000     1.00%
        New York, New York               11.61%    10.50%   04/01/04    M    3,128,000    1,578,000     1,565,000     not prepayable
                                                                                                                      until  7/1/03,
                                                                                                                      then 1%
        New York, New York               11.82%    10.50%   05/01/03    M    1,566,000      890,000       888,000     1.00%
        New York, New York               10.99%    10.00%   09/01/04    M    1,701,000      230,000       228,000     no  prepayment
                                                                                                                      allowed,    1%
                                                                                                                      due  9/1/04
        Brooklyn, New York               11.64%    10.50%   10/01/04    M    5,095,000      717,000       710,000     not prepayable
                                                                                                                      until  1/1/04,
                                                                                                                      then 1%
        New York, New York               11.00%    10.00%   10/01/04    M    2,317,000      256,000       253,000     not prepayable
                                                                                                                      until  1/1/04,
                                                                                                                      then 1%
        New York, New York               11.00%    10.00%   12/01/05    M    3,154,000      297,000       294,000     2%  prior   to
                                                                                                                      12/1/03,  then
                                                                                                                      1%
        Ocala, Florida                   13.36%    12.00%   12/01/03    M    1,235,000      248,000       246,000     not prepayable
                                                                                                                      until  1/1/04,
                                                                                                                      then 31 days
        New York, New York               12.19%    11.00%   01/01/05    M      415,000    1,183,000     1,168,000     not prepayable
                                                                                                                      until  4/1/04,
                                                                                                                      then 1%
        Bronx, New York                  11.37%    11.00%   02/01/08    M    1,804,000      269,000       269,000     no  prepayment
                                                                                                                      permitted
        Miami, Florida                   12.23%    12.00%   02/01/04    M    1,214,000      162,000       160,000     not prepayable
                                                                                                                      until  2/1/03,
                                                                                                                      then 1%
        New York, New York               12.19%    11.00%   02/01/05    M    3,329,000    1,738,000     1,715,000     not prepayable
                                                                                                                      until  5/1/04,
                                                                                                                      then 1%
        Tampa, Florida                   10.34%     9.00%   03/01/04    M    3,726,000      497,000       492,000     not prepayable
                                                                                                                      until  9/1/03,
                                                                                                                      then 1%
        New York, New York               11.92%    11.00%   03/01/07    M      969,000      318,000       314,000     not prepayable
                                                                                                                      until 12/1/05,
                                                                                                                      then 1%
        Philadelphia, Pennsylvania       12.65%    11.00%   03/01/05    M    1,634,000      172,000       168,000     3% till
                                                                                                                      3/1/03, then
                                                                                                                      1%
        Bronx, New York                  10.42%    10.00%   07/01/04    M    2,336,000      170,000       170,000     none
        New York, New York               12.74%    12.00%   07/01/07    M    2,612,000      168,000       167,000     3% till
                                                                                                                      6/30/04,    2%
                                                                                                                      till  6/30/05,
                                                                                                                      then 1%
        Baltimore, Maryland              13.12%     8.00%   08/01/05    M    4,031,000      424,000       418,000     not prepayable
                                                                                                                      until 11/1/04,
                                                                                                                      then 1%
        Laurleton, New York              14.03%    12.00%   09/01/03    M    1,993,000      399,000       395,000     not prepayable
                                                                                                                      until  6/1/03,
                                                                                                                      then 1%
        New York, New York               12.87%    12.00%   03/01/06    M    1,684,000      128,000       127,000     not prepayable
                                                                                                                      until  3/1/05,
                                                                                                                      then 1%
        New York, New York               12.88%    12.00%   10/01/05    M      708,000      115,000       114,000     not prepayable
                                                                                                                      until  1/1/05,
                                                                                                                      then 1%
        Brooklyn, New York               10.93%    10.00%   10/01/04    M      411,000       75,000        74,000     1.00%
        New York, New York               12.99%    12.00%   09/01/06    M    2,247,000      400,000       395,000     4%  prior   to
                                                                                                                      10/1/03,    3%
                                                                                                                      prior to
                                                                                                                      10/1/04   then
                                                                                                                      1%
        New York, New York               13.11%    12.00%   12/01/05    M    2,425,000      325,000       321,000     3%   till
                                                                                                                      12/1/03, 2%
                                                                                                                      till  12/1/04,
                                                                                                                      then 1%


                                                                       -----------------------------------------------
                                                                TOTAL      $99,605,000  $74,305,000   $73,499,000
                                                                       ===============================================
   Notes:
   (Y) Yearly principal and interest payments (M) Monthly principal and interest payments (1) Prior lien amount included in preceding mortgage.



   The following summary reconciles the carrying value of mortgages receivable

                                                                                           Year Ended December 31,
                                                                                -------------------------------------------------
                                                                                        2002             2001           2000
                                                                                        ----             ----           ----

   Balance at beginning of period                                                   $62,647,000     $ 51,992,000   $ 63,290,000
                     Additions during period
             Mortgages originated and acquired                                       36,205,000       49,088,000     27,846,000

                    Deductions during period
             Collections of principal, net of amortization of                       (25,371,000)     (38,415,000)   (39,144,000)
                   fees and discounts

        Change in allowance for loan losses                                             (83,000)         (18,000)             -

                                                                                -------------------------------------------------
   Balance at end of period                                                         $73,398,000     $ 62,647,000   $ 51,992,000
                                                                                -------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The current Directors and Executive Officers of the Company are as follows:

     Lawrence G. Bergman, age 58, serves as a Director, and as Vice President and Secretary of the Company and has served in such capacities since the Company was organized in 1987. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman is also a Director, Vice-President and Secretary of Intervest Bancshares Corporation, the Parent Company, and Director and a member of the Loan Committee of Intervest National Bank, a wholly owned subsidiary of Intervest Bancshares Corporation.

     Michael A. Callen, age 62, serves as a Director of the Company, and has served in such capacity since October, 1992. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Mr. Callen is President of Avalon Argus Associates, a financial consulting firm. Previously, Mr. Callen had been Senior Advisor, The National Commercial Bank, Jeddah, Kingdom of Saudi Arabia and was a Director and Sector Executive at Citicorp/Citibank , responsible for corporate banking activities in North America, Europe and Japan. Mr. Callen is a Director of Intervest Bancshares Corporation and Intervest National Bank, and also serves as a Director of AMBAC, Inc.

     Jerome Dansker, age 84, serves as a Director and as Executive Vice President of the Company, and has served in such capacity since November, 1993. Mr. Dansker became Chairman of the Board of Directors in June, 1996. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker is a Director, Chairman of the Board and Executive Vice President of Intervest Bancshares Corporation. He is also Chairman of the Board of Directors and Chairman of the Loan Committee of Intervest National Bank.

     Lowell S. Dansker, age 52, serves as a Director, and as President and Treasurer of the Company, and has served in such capacities since the Company was organized in 1987. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also a Director, President and Treasurer of Intervest Bancshares Corporation, and Chief Executive Officer, Director and a member of the Loan Committee of Intervest National Bank.

     Paul DeRosa, age 61, serves as a Director of the Company, and has served in such capacity since February, 2003. Mr. DeRosa is a graduate of Columbia University with a Ph.D in Economics. Mr. DeRosa has been a principal of Mt. Lucas Management Corporation, an investment firm, since 1998. He was an Officer of Eastbridge Holdings Inc., an investment firm, from 1988 to 1998 and served as its Chief Executive Officer from 1995 to 1998. Mr. DeRosa is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     Wayne F. Holly, age 46, serves as a Director of the Company and has served in such capacity since June, 1999. Mr. Holly received a Bachelor of Science degree in Economics from Alfred University. Mr. Holly is President of Sage, Rutty & Co., Inc., a member of the Boston Stock Exchange, with offices in Rochester, New York and Canandaigua, New York, and is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     Edward J. Merz, age 71, served as a Director of the Company from February, 1998 to February 2003. Mr. Merz received a Bachelor of Business Administration from City College of New York and is a graduate of the Stonier School of Banking at Rutgers University. Mr. Merz is Chairman of the Board of Directors of the Suffolk County National Bank of Riverhead and of its parent, Suffolk Bancorp and has been an officer and Director of those companies for more than five years.

     Lawton Swan, III, age 60, serves as a Director of the Company, and has served in such capacity since February, 2000. Mr. Swan received a Bachelor of Science degree from Florida State University in Business Administration and Insurance. Mr. Swan is President of Interisk Corporation, a consulting firm specializing in risk management and employee benefit plans, which he founded in 1978. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     Thomas E. Willett, age 55, serves as a Director of the Company, and has served in such capacity since March, 1999. Mr. Willett received a Bachelor of Science Degree from the United States Air Force Academy and a law degree from Cornell University School of Law. Mr. Willett has been a partner of Harris Beach LLP, a law firm in Rochester, New York, for more than five years and is a Director of Intervest Bancshares Corporation and Intervest National Bank.

     David J. Willmott, age 64, serves as a Director of the Company, and has served in such capacity since June, 1989. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 25 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     Wesley T. Wood, age 60, serves as a Director of the Company, and has served in such capacity since April, 1992. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank, a Director of the Center of Direct Marketing at New York University, a member of the Marketing Committee at Fairfield University in Connecticut, and a Trustee of St. Dominics in Oyster Bay, New York.

All of the Directors of the Company have been elected to serve as Directors until the next annual meeting of the Company's shareholders. Each of the officers of the Company has been elected to serve as an officer until the next annual meeting of the Company's Directors.

Jerome Dansker is the father of Lowell S. Dansker.

Item 11. Executive Compensation

Each of the directors receives a fee of $250 for each meeting of the Board of Directors attended.

The Mortgage Company has an employment agreement with Jerome Dansker that expires June 30, 2005. The agreement provides for an annual salary in the present amount of $187,954, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for monthly expense payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of this amount which otherwise would have been paid to Mr. Dansker will continue until the longer of (i) the balance of the term of employment, or (ii) three years. The agreement also provides for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000. No additional compensation has been paid for the three years ended December 31, 2002, 2001, or 2000.

The following table sets forth information concerning total compensation paid during the last three years to Mr. Jerome Dansker. No other executive officer of the Company received annual compensation in excess of $100,000.

                         SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------
                                                             Annual Compensation                    Long-Term Compensation
                                            ---------------------------------------------------------------------------------
                                                                                   Other Annual
       Name and Principal Position                Year  Salary(1)      Bonuses    Compensation(2)      Awards       Pay-Outs
-----------------------------------------------------------------------------------------------------------------------------
Jerome Dansker,
  Chairman and Executive Vice President           2002    $209,424      $    -             $2,400        $  -          $   -
                                                  2001    $214,057      $    -             $1,700        $  -          $   -
                                                  2000    $157,810      $    -             $1,300        $  -          $   -
-----------------------------------------------------------------------------------------------------------------------------

(1) Includes unused vacation and medical expense reimbursement paid by the Company.
(2)  Represents director and committee fees.

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

Mr. Wayne F. Holly, who is a director of the Company, also serves as President of Sage, Rutty & Co., Inc., which firm has acted as an underwriter/placement agent in connection with the Company's offerings of debentures, including the offering of debentures conducted during fiscal 2002, 2001 and 2000. Sage, Rutty and Co., Inc. received fees and commissions of $515,000 in 2002, $306,000 in 2001 and $89,000 in 2000.

Mr. Thomas E. Willett, who is a director of the Company, also is a partner in the law firm of Harris Beach LLP, which firm has provided legal services to the Company and the Parent Company in 2002, 2001 and 2000. Harris Beach LLP, received fees of $115,000 in 2002, $140,000 in 2001 and $25,000 in 2000.

In connection with the placement of subordinated debentures of the Company, Intervest Securities Corporation, an affiliate of the Company, received commissions and fees aggregating $58,000 in 2002, $0 in 2001 and $34,000 in 2000.

Item 14. Controls and Procedures

a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officer.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed as Part of this Report

     (1)  Financial Statements:

          See Item 8 "Financial Statements and Supplementary Data"

     (2)  Financial Statement Schedules:

          IV - Mortgage loans receivable on Real Estate (See Item 8 "Financial Statements and Supplementary Data")

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

3.3 Certificate of Amendment to Certificate of Incorporation, dated August 22, 2002, and filed on September 9, 2002, relating to the change of the registrant's name to Intervest Mortgage Corporation.

3.4            By-laws  of  the  Company,   incorporated  by  reference  to  the
               Company's   Registration   Statement   on  Form  S-11  (File  No.
               33-39971), declared effective on May 13, 1991.

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

Exhibit No.    Description of Exhibit
-----------    ----------------------

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

Exhibit No.    Description of Exhibit
-----------    ----------------------

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

4.19 Indenture between the Company and the Bank of New York, as trustee, dated August 1, 2002, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-90346), declared effective August 5, 2002.

4.20 Indenture between the Company and the Bank of New York, as trustee, dated January 1, 2003, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-101722), declared effective January 21, 2003.

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

10.2 Mortgage Servicing Agreement dated April 1, 2002, between the Company and Intervest National Bank.

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

INTERVEST MORTGAGE CORPORATION
(Registrant)

By:       /s/ Lowell S. Dansker                          Date: February 26, 2003
         -----------------------------------                  ------------------
            Lowell S. Dansker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman of the Board, Executive Vice President and Director:

By:      /s/ Jerome Dansker                              Date: February 26, 2003
         -----------------------------------                  ------------------
            Jerome Dansker

President, Treasurer and Director
(Principal Executive, Financial and Accounting Officer):

By:      /s/ Lowell S. Dansker                           Date: February 26, 2003
         -----------------------------------                  ------------------
            Lowell S. Dansker

Vice President, Secretary and Director:

By:       /s/ Lawrence G. Bergman                        Date: February 26, 2003
         ---------------------------                          ------------------
            Lawrence G. Bergman

Directors:

By:       /s/ Michael A. Callen                          Date: February 26, 2003
         -----------------------------------                  ------------------
            Michael A. Callen

By:       /s/ Paul DeRosa                                Date: February 26, 2003
         ---------------------------                          ------------------
            Paul DeRosa

By:      /s/ Wayne F. Holly                              Date: February 26, 2003
         -----------------------------------                  ------------------
            Wayne F. Holly

By:      /s/ Lawton Swan, III                            Date: February 26, 2003
         -----------------------------------                  ------------------
            Lawton Swan, III

By:      /s/ Thomas E. Willett                           Date: February 26, 2003
         -----------------------------------                  ------------------
            Thomas E. Willett

By:      /s/ David J. Willmott                           Date: February 26, 2003
         -----------------------------------                  ------------------
            David J. Willmott

By:      /s/ Wesley T. Wood                              Date: February 26, 2003
         -----------------------------------                  ------------------
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

                                  CERTIFICATION

     I, Lowell S. Dansker, as the principal executive and principal financial officer of Intervest Mortgage Corporation and Subsidiaries (the Company), certify, that:

1.   I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     /s/ Lowell S. Dansker
     Lowell S. Dansker, President
     (Principal Executive and Financial Officer)

     February 26, 2003