Form 10-Q
period 2003-03-31
INTERVEST MORTGAGE CORP
filed 2003-05-08
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2003

                         Commission File No. 33-22976-NY

                         INTERVEST MORTGAGE CORPORATION
             (Exact name of registrant as specified in its charter)


         New York                                  13-3415815
-----------------------------------  -------------------------------------------
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
YES X NO  .
    -    -

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act):
YES   NO X.
    -    -

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                    Shares Outstanding:
--------------------                    -------------------

Common Stock, no par value per share    100 shares outstanding at April 25, 2003
------------------------------------    ----------------------------------------


================================================================================

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                                 March 31, 2003

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                             Page
                                                                                                          ----

     Item 1.      Financial Statements

         Condensed Consolidated Balance Sheets
            as of March 31, 2003 (Unaudited) and December 31, 2002 ....................................    2

         Condensed Consolidated Statements of Operations (Unaudited)
            for the Three-Months Ended March 31, 2003 and 2002 ........................................    3

         Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
            for the Three-Months Ended March 31, 2003 and 2002 ........................................    4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three-Months Ended March 31, 2003 and 2002 ........................................    5

         Notes to Condensed Consolidated Financial Statements (Unaudited) .............................    6

         Review by Independent Certified Public Accountants ...........................................    9

         Report on Review by Independent Certified Public Accountants .................................   10

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations ............................................................   11

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk ..........................   14

     Item 4.      Controls and procedures .............................................................   14

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings ...................................................................   15

     Item 2.      Changes in Securities and Use of Proceeds ...........................................   15

     Item 3.      Defaults Upon Senior Securities .....................................................   15

     Item 4.      Submission of Matters to a Vote of Security Holders .................................   15

     Item 5.      Other Information ...................................................................   15

     Item 6.      Exhibits and Reports on Form 8-K ....................................................   15

    Signatures ........................................................................................   15

    Certification .....................................................................................   16

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

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. Financial Statements
----------------------------


                 Intervest Mortgage Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                                                                                   (Unaudited)
                                                                                                            March 31,   December 31,
($ in thousands)                                                                                               2003         2002
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                                                      $  1,088     $  3,225
Commercial paper and other short-term investments                                                              11,871       14,721
                                                                                                       -----------------------------
    Total cash and cash equivalents                                                                            12,959       17,946
Time deposits with banks                                                                                        2,000        2,000
Mortgage loans receivable (net of unearned fees and discounts and allowance for
loan losses -note 2)                                                                                           85,397       73,398
Accrued interest receivable                                                                                       658          583
Fixed assets, net                                                                                                  61           67
Deferred debenture offering costs, net (note 3)                                                                 2,894        2,556
Other assets                                                                                                    1,002          761
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                 $104,971     $ 97,311
====================================================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                                                $  1,023     $    660
Subordinated debentures payable (note 4)                                                                       80,100       74,000
Debenture interest payable at maturity  (note 4)                                                               10,655       10,751
Other liabilities                                                                                                 494          487
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                              92,272       85,898
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and                                2,100        2,100
   outstanding)
Class B common stock (no par value, 100 shares authorized, none issued)                                             -            -
Additional paid-in-capital                                                                                      4,510        3,509
Retained earnings                                                                                               6,089        5,804
------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                                     12,699       11,413
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                                                   $104,971     $ 97,311
====================================================================================================================================

See accompanying notes to condensed consolidated financial statements

                 Intervest Mortgage Corporation and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                         Three-Months Ended
                                                                                                              March 31,
                                                                                               -------------------------------------
($ in thousands)                                                                                        2003            2002
------------------------------------------------------------------------------------------------------------------------------------

REVENUES
Interest and fee income on mortgages                                                                   $2,019           $1,894
Interest income on short-term investments                                                                  73               87
------------------------------------------------------------------------------------------------------------------------------------
     Total interest and fee income                                                                      2,092            1,981
Service agreement income - related party (note 5)                                                         487              271
Gain on early repayment of mortgages                                                                        8               35
Other income                                                                                               44               32
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                          2,631            2,319
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                                                                  1,442            1,301
Amortization of deferred debenture offering costs                                                         216              190
General and administrative                                                                                449              338
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                                          2,107            1,829
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                                524              490
Provision for income taxes                                                                                239              226
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                               $285             $264
====================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                 Intervest Mortgage Corporation and Subsidiaries

      Condensed Consolidated Statements of Changes in Stockholder's Equity
                                   (Unaudited)


                                                         Three-Months Ended
                                                            March 31,
                                                     --------------------------
($ in thousands)                                        2003            2002
-------------------------------------------------------------------------------

COMMON STOCK
-------------------------------------------------------------------------------
Balance at beginning and end of period                $ 2,100        $ 2,100
-------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
-------------------------------------------------------------------------------
Balance at beginning of period                          3,509          3,509
Contribution from Parent Company                        1,001              -
-------------------------------------------------------------------------------
Balance at end of period                                4,510          3,509
-------------------------------------------------------------------------------

RETAINED EARNINGS
-------------------------------------------------------------------------------
Balance at beginning of period                          5,804          4,238
Net income for the period                                 285            264
-------------------------------------------------------------------------------
Balance at end of period                                6,089          4,502
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Total stockholder's equity at end of period          $ 12,699       $ 10,111
===============================================================================
See accompanying notes to condensed consolidated financial statements.

                 Intervest Mortgage Corporation and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                                    Three-Months Ended
                                                                                                          March 31,
                                                                                            ----------------------------------------
($ in thousands)                                                                                  2003               2002
------------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                                      $    285          $    264
Adjustments to reconcile net income to net cash provided by
     operating activities:
  Depreciation                                                                                         8                 6
  Amortization of deferred debenture offering costs                                                  216               190
  Amortization of premiums, fees and discounts, net                                                 (181)             (149)
  Gain on early repayment of mortgage loans receivable                                                (8)              (35)
  Increase in mortgage escrow funds payable                                                          363               305
  (Decrease) increase in debenture interest payable at maturity                                      (96)              441
  Change in all other assets and liabilities, net                                                    173               (34)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                            760               988
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                                                 12,081             3,043
Originations of mortgage loans receivable                                                        (24,375)           (7,155)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                            (12,294)           (4,112)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs                                        6,946             5,325
Principal repayments of debentures                                                                (1,400)                -
Capital contribution from Parent Company                                                           1,001                 -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                          6,547             5,325
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                              (4,987)            2,201
Cash and cash equivalents at beginning of period                                                  17,946            16,752
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $ 12,959          $ 18,953
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
   Interest                                                                                     $  1,540          $    860
   Income taxes                                                                                      450               337
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

The condensed consolidated financial statements of Intervest Mortgage Corporation and Subsidiaries (the "Company") in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 2002. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The condensed consolidated financial statements include the accounts of Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage loans and wraparound mortgage loans receivable. The Company's investment policy emphasizes the investment in mortgage loans receivable on income producing properties.

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

Note 2 - Mortgage Loans Receivable

Mortgage loans receivable are stated at their outstanding principal balances, exclusive of any deferred fees or costs on originated mortgage loans receivable and net unamortized discounts on purchased mortgage loans receivable and the allowance for mortgage loans receivable losses. Purchased mortgage loans receivable, all of which have been made from affiliated companies, are recorded at cost which is equivalent to the carrying amount of the seller. The purchase price is deemed equivalent to fair value of the mortgage loans receivable based on their variable or floating interest rates. Interest income is accrued on the unpaid principal balance. Discounts are amortized to income over the term of the related mortgage loans receivable using the constant interest method. Mortgage loans receivable origination fees net of certain direct origination costs are deferred and recognized as an adjustment of the yield of the related mortgage loans receivable.

The allowance for mortgage loans receivable losses is netted against mortgage loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the mortgage loans receivable portfolio, overall portfolio quality, mortgage loans receivable concentrations, specific problem mortgage loans receivable and commitments and estimates of fair value thereof; historical chargeoffs and recoveries, adverse situations which may affect the borrowers' ability to repay, and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for mortgage loans receivable losses is computed related to certain mortgage loans receivable that are impaired. A mortgage loans receivable is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired mortgage loans receivable normally consist of mortgage loans receivable on nonaccrual status. Interest income on impaired mortgage loans receivable is recognized on a cash basis. Impairment for commercial real estate and residential mortgage loans receivable is measured based on the present value of expected future cash flows, discounted at the mortgage loan receivable's effective interest rate, or the

                 Intervest Mortgage Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
Note 2 - Mortgage Loans Receivable, Continued

observable market price of the mortgage loan receivable or the estimated fair value of the mortgage loan receivable's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the mortgage loan receivable, this deficiency is recognized as a valuation allowance and a charge through the provision for loan losses. The Company normally charges off any portion of the recorded investment in the mortgage loan receivable that exceeds the fair value of the collateral.

The balance of the allowance for mortgage loans receivable losses was $158,000 at March 31, 2003 and $101,000 at December 31, 2002. For the quarter ended March 31, 2003 and 2002, the provision for mortgage loans receivable losses was $57,000 and $18,000, respectively. For the quarter ended March 31, 2003 and 2002, there were no mortgage loans receivable chargeoffs, or mortgage loans receivable classified as nonaccrual or impaired.

Note 3 - Deferred Debenture Offering Costs

Costs related to offerings of debentures are deferred and amortized over the respective terms of the debentures. Deferred debenture offering costs consist primarily of underwriter's commissions. At March 31, 2003, deferred debenture offering costs, net of accumulated amortization of $3,621,000, amounted to $2,894,000. At December 31, 2002, deferred debenture offering costs, net of accumulated amortization of $3,488,000, amounted to $2,556,000.

Note 4 - Subordinated Debentures Payable

The following table summarizes debentures payable.

                                                                        At March 31,       At December 31,
($ in thousands)                                                            2003                2002
-------------------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004          $     9,000          $   9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004              9,000              9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005               10,000             10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005              5,500              5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005              8,000              8,000
Series 11/10/98 - interest at 81/2% fixed    - due January 1, 2003                  -              1,400
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005              2,600              2,600
Series 06/28/99 - interest at 81/2% fixed    - due July 1, 2004                 2,000              2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                 2,000              2,000
Series 09/18/00 - interest at 8% fixed       - due January 1, 2004              1,250              1,250
Series 09/18/00 - interest at 81/2% fixed    - due January 1, 2006              1,250              1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008              1,250              1,250
Series 08/01/01 - interest at 71/2% fixed    - due April 1, 2005                1,750              1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007                2,750              2,750
Series 08/01/01 - interest at 81/2% fixed    - due April 1, 2009                2,750              2,750
Series 01/17/02 - interest at 71/4% fixed    - due October  1, 2005             1,250              1,250
Series 01/17/02 - interest at 71/2% fixed    - due October 1, 2007              2,250              2,250
Series 01/17/02 - interest at 73/4% fixed    - due October 1, 2009              2,250              2,250
Series 08/05/02 - interest at 71/4% fixed    - due January  1, 2006             1,750              1,750
Series 08/05/02 - interest at 71/2% fixed    - due January 1, 2008              3,000              3,000
Series 08/05/02 - interest at 73/4% fixed    - due January 1, 2010              3,000              3,000
Series 01/21/03 - interest at 63/4% fixed    - due July 1, 2006                 1,500                  -
Series 01/21/03 - interest at 7% fixed       - due July 1, 2008                 3,000                  -
Series 01/21/03 - interest at 71/4% fixed    - due July 1, 2010                 3,000                  -

-------------------------------------------------------------------------------------------------------------
                                                                          $    80,100          $  74,000
-------------------------------------------------------------------------------------------------------------

The "prime" in the preceding table refers to the prime rate of JP Morgan Chase Bank, which was 4.25% at March 31, 2003 and December 31, 2002.

                 Intervest Mortgage Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
Note 4 - Subordinated Debentures Payable, Continued

In February of 2003, the Company issued its Series 01/21/03 debentures in the principal amount of $7,500,000. Net proceeds, after deferred offering costs, amounted to $6,935,000. This series accrues and pays interest quarterly.

The Series 5/12/95,  10/19/95,  5/10/96,  10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,350,000 of these debentures at March 31, 2003 is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

The Series 11/10/98,  6/28/99,  9/18/00,  $770,000 of Series 8/1/01, $270,000 of
Series 1/17/02 and $1,520,000 of Series 8/5/02 debentures accrue and compound interest quarterly, with such interest due and payable at maturity. Interest is paid quarterly on the remaining debentures in series 8/1/01, 1/17/02 and 8/5/02. The holders of Series 11/10/98, 6/28/99, 9/18/00, 1/17/02, 8/5/02 and 1/21/03
debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year (beginning January 1, 2004 for Series 9/18/00, October 1, 2005 for Series 1/17/02, January 1, 2006 for Series 8/5/02 and July 1, 2006 for series 1/21/03) provided, however, that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for Series 08/05/02 and Series 01/21/03 debentures. The Series 08/05/02 debentures would be redeemable at a premium of 1% if the redemption were prior to October 1, 2003. The Series
01/21/03 debentures would be redeemable at a premium of 1% if the redemption were prior to April 1, 2004. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to the debenture.

Scheduled contractual maturities of debentures as of March 31, 2003 are summarized as follows:

($ in thousands)                                   Principal   Accrued Interest
--------------------------------------------------------------------------------
For the nine-months ended December 31, 2003          $     -            $   932
For the year ended December 31, 2004                  21,250              5,294
For the year ended December 31, 2005                  29,100              2,905
For the year ended December 31, 2006                   6,500              1,069
For the year ended December 31, 2007                   5,000                 42
Thereafter                                            18,250                413
--------------------------------------------------------------------------------
                                                     $80,100            $10,655
--------------------------------------------------------------------------------

Note 5 - Related Party Transactions

The Company has a service agreement, which renews each January 1, unless terminated by either party, with Intervest National Bank with respect to providing mortgage loan origination and servicing services to Intervest National Bank. The Company earned $487,000 and $271,000 from Intervest National Bank for the three months ended March 31, 2003 and 2002, respectively, in connection with this service agreement.

The Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The aggregate balance of the Company's participation in these mortgages was $7,513,000 and $6,224,000 at March 31, 2003 and December 31, 2002, respectively.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $1,231,000 at March 31, 2003 and $4,255,000 at December 31, 2002. The Company received interest income of $17,000 and $33,000 for the three months ended March 31, 2003 and 2002, respectively in connection with such deposits. These amounts are included in interest income in the statement of operations.

                 Intervest Mortgage Corporation and Subsidiaries

               Review by Independent Certified Public Accountants

Eisner LLP, the Company's independent certified public accountants, have made a limited review of the condensed consolidated financial statements as of March 31, 2003, and for the three-month periods ended March 31, 2003 and March 31, 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of March 31, 2003, and the related condensed consolidated statements of operations, changes in stockholder's equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended, and in our report dated January 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





/s/  Eisner LLP
---------------
New York, New York
April 18, 2003

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation (hereafter referred to as the "Company" on a consolidated basis), are engaged in the real estate business, including the origination and purchase of real estate mortgage loans receivable, consisting of first mortgage, junior mortgage and wraparound mortgage loans receivable.

On March 10, 2000, Intervest Bancshares Corporation (hereafter referred to as the "Parent Company") acquired all the outstanding capital stock of the Company in exchange for shares of the Parent Company's Class A common stock. As a result of the acquisition, the Company became a wholly owned subsidiary of the Parent Company, which is a financial holding company. Former shareholders of the Company are officers and directors of both the Company and the Parent Company. The Parent Company also owns Intervest National Bank, a national bank with its headquarters and full-service banking office located in New York, New York, four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida.

The Company's results of operations are affected by general economic trends in real estate markets, as well as by trends in the general economy and the movement of interest rates. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic conditions in that area also have an impact on the Company's operations.

The Company has historically invested primarily in short-term real estate mortgage loans receivable secured by income producing real property that mature in approximately five years. The properties to be mortgaged are inspected by representatives of the Company and mortgage loans receivable are made only on those types of properties where management is knowledgeable as to operating income and expense. The Company generally relies upon management in connection with the valuation of properties. From time to time, however, it may engage independent appraisers and other agents to assist in determining the value of income-producing properties underlying mortgages, in which case the costs associated with such services are generally paid by the mortgagor. The Company does not finance new construction. While the Company has not previously made acquisitions of real property, it may also, from time to time, acquire interests in real property, including fee interests.

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

The prepayment of mortgage loans receivable tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002
-------------------------------------------------------------------------

Total assets at March 31, 2003 increased to $104,971,000, from $97,311,000 at December 31, 2002. The increase is reflective of the proceeds from issuance of subordinated debentures with a principal amount of $7,500,000 which was partially offset by the redemption of subordinated debentures with a principal amount of $1,400,000. Total assets also increased as the result of a $1,001,000 capital contribution from the Parent Company and $285,000 of income for the quarter.

Cash and cash equivalents amounted to $12,959,000 at March 31, 2003, compared to $17,946,000 at December 31, 2002. The decrease was mostly reflected in a decrease in funds maintained in money market accounts and cash in other banks which are reflective of additional mortgage loans receivable made in the first quarter.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $85,397,000 at March 31, 2003, compared to $73,398,000 at December 31, 2002. The increase, funded by the above mentioned decrease in cash and cash equivalents and a net increase in subordinated debentures, was due to new originations exceeding maturities and early repayments of loans receivable . At March 31, 2003 and December 31, 2002, the Company did not have any nonperforming loans.

Deferred debenture offering costs, net of accumulated amortization, increased to $2,894,000 at March 31, 2003, from $2,556,000 at December 31, 2002. The increase was primarily due to the incremental costs associated with the issuance of subordinated debentures, which was partially offset by normal amortization.

Total liabilities at March 31, 2003 increased to $92,272,000, from $85,898,000 at December 31, 2002. The increase was primarily due to the issuance of subordinated debentures with a principal amount of $7,500,000, partially offset by the redemption of subordinated debentures with a principal balance of $1,400,000.

Subordinated debentures outstanding at March 31, 2003 increased to $80,100,000, from $74,000,000 at December 31, 2002 as a result of the issuance of subordinated debentures with a principal amount of $7,500,000, which was partially offset by the redemption of subordinated debentures with a principal balance of $1,400,000. Debenture interest payable decreased to $10,655,000 at March 31, 2003, from $10,751,000 at December 31, 2002 primarily as a result of the payment of $570,000 of accrued interest on subordinated debentures which were redeemed. This decrease was mostly offset by the accrual of interest on the remaining outstanding debentures.

Mortgage escrow funds increased to $1,023,000 at March 31, 2003, an increase of $363,000 from the December 31, 2002 balance of $660,000. This increase was primarily due to new escrow funds being added relating to the increase in mortgage loans receivable. Mortgage escrow funds payable represent advance payments made by the borrowers for taxes, insurance and other charges remitted by the Company to third parties.

Stockholder's equity increased to $12,699,000 at March 31, 2003, from $11,413,000 at year-end 2002. The increase was due to a $1,001,000 capital contribution from the Parent Company and net income of $285,000 for the three-months ended March 31, 2003.

Comparison of Results of Operations for the Quarter Ended March 31, 2003 and
----------------------------------------------------------------------------
2002
----

The Company recorded net income of $285,000 for the first quarter of 2003, compared to net income of $264,000 for the first quarter of 2002.

Interest income was $2,092,000 for the quarter ended March 31, 2003, compared to $1,981,000 for the same period a year ago. The increase of $111,000 was primarily due to an increase in mortgage loans receivable, which was mostly offset by a decrease in rates on new mortgage loans receivable, repayments of higher-yielding loans and lower rates earned on short-term investments.

Interest expense on debentures was $1,442,000 for the quarter ended March 31, 2003, compared $1,301,000 for the same period of 2002. The increase of $141,000 was primarily due to a $10,200,000 increase in the average balance of debentures outstanding in the first quarter of 2003, compared to the first quarter of 2002. This increase was partially offset by a 50 basis point decrease in interest rates on floating-rate debentures from the quarter ended March 31, 2002 to the quarter ended March 31, 2003 and a decrease in interest rates on new fixed-rate debentures issued since the first quarter of 2002 compared to those that were redeemed.

Amortization of deferred debenture offering costs was $216,000 for the quarter ended March 31, 2003, compared to $190,000 for the same period of 2002. The increase of $26,000 reflected the increased amount of debentures outstanding.

General and administrative expenses increased to $449,000 for the quarter ended March 31, 2003, from $338,000 for the same period of 2002. The increase primarily reflected an increase in compensation and benefits expense of $42,000, due to additional staff and salary increases, and an increase in the provision for loan losses of $39,000 due to increased originations of loans.

Income tax expense for the quarter ended March 31, 2003 amounted to $239,000, compared to $226,000 for the quarter ended March 31, 2002. The Company's effective tax rate was 46% for both periods.

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

At  March  31,  2003,  the  Company's   total   commitment  to  lend  aggregated
approximately $20,315,000.

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.


Asset and Liability Management
------------------------------

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

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2003, that are scheduled to mature or reprice within the periods shown. Floating-rate loans, which are subject to adjustment at any time, are included in the 0-3 month period rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities.

($ in thousands)                                        0-3              4-12            Over 1-4        Over 4
                                                      Months            Months           Years            Years              Total
------------------------------------------------------------------------------------------------------------------------------------
Floating- rate loans                                 $ 48,838                -         $    337                 -          $ 49,175
Fixed- rate loans                                           -         $ 21,522            6,794          $  9,108            37,424
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                            48,838           21,522            7,131             9,108            86,599
Short-term investments                                 11,871                -                -                 -            11,871
Time deposits with banks                                2,000                                                                 2,000
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                          $ 62,709         $ 21,522         $  7,131          $  9,108          $100,470
------------------------------------------------------------------------------------------------------------------------------------

Debentures payable                                   $ 41,500                -         $ 15,350          $ 23,250          $ 80,100
Accrued interest on debentures                          6,905                -            3,295               455            10,655
------------------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                     $ 48,405                -         $ 18,645          $ 23,705          $ 90,755
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
GAP (repricing differences)                          $ 14,304         $ 21,522         $(11,514)         $(14,597)         $  9,715
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP                                       $ 14,304         $ 35,826         $ 24,312          $  9,715          $  9,715
------------------------------------------------------------------------------------------------------------------------------------
Cumulative GAP to total assets                           13.6%            34.1%            23.2%              9.3%              9.3%
------------------------------------------------------------------------------------------------------------------------------------


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture-selling activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2002 and 2001, which reflect changes in market prices and rates, can be found in note 12 of the notes to consolidated financial statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2002.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the section "Asset and Liability Management."


ITEM 4. Controls and Procedures

a) Evaluation  of  disclosure  controls and  procedures.  The Company  maintains
   -----------------------------------------------------
controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Principal Executive and Principal Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

b) Changes in internal controls.  The Company made no significant changes in its
   -----------------------------
internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Principal Executive and Principal Financial Officer.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds
(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 3.  Defaults Upon Senior Securities
         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      Not Applicable
(b)      Not Applicable
(c)      Not Applicable
(d)      Not Applicable

ITEM 5.  Other Information
         Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K
(a)      The following exhibit is filed as part of this report:
         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002.
(b) No reports on Form 8-K were filed during the reporting period covered by this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST MORTGAGE CORPORATION

Date:April 25, 2003  By:/s/ Lowell S. Dansker
                        -------------------------------------------
                        Lowell S. Dansker,  President (Principal Executive Officer),
                        Treasurer   (Principal   Financial   Officer  and  Principal
                        Accounting Officer) and Director

Date:April 25, 2003 By: /s/ Lawrence G. Bergman
                        -------------------------------------------
                        Lawrence G. Bergman, Vice President, Secretary and Director

                                  CERTIFICATION
                                  -------------

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

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

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


     /s/ Lowell S. Dansker
     ---------------------
     Lowell S. Dansker, President
     (Principal Executive and Financial Officer)

     April 25, 2003