Form 10-Q
period 2003-06-30
INTERVEST MORTGAGE CORP
filed 2003-08-12
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                                 -------------

                         Commission File No. 33-22976-NY
                                             -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                      13-3415815
---------------------------------------    -------------------------------------
(State or other jurisdiction                          (I.R.S. employer
     of incorporation)                               identification no.)

                        10 ROCKEFELLER PLAZA, SUITE 1015
                          NEW YORK, NEW YORK 10020-1903
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 218-2800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES   X  NO     .
     ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act):
YES      NO   X .
     ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Title of Each Class:                   Shares Outstanding:
  --------------------                   -------------------

  Common Stock, no par value per share   100 shares outstanding at July 31, 2003
  ------------------------------------   ---------------------------------------


================================================================================

                INTERVEST MORTGAGE CORPORATION  AND SUBSIDIARIES

                                    FORM 10-Q
                                  JUNE 30, 2003

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

  ITEM 1.     FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
       as of June 30, 2003 (Unaudited) and December 31, 2002  . . . . . .     2

     Condensed Consolidated Statements of Operations (Unaudited)
       for the Quarters and Six-Months Ended June 30, 2003 and 2002 . . .     3

     Condensed Consolidated Statements of Changes in Stockholder's Equity
       (Unaudited) for the Six-Months Ended June 30, 2003 and 2002  . . .     4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the Six-Months Ended June 30, 2003 and 2002  . . . . . . . . .     5

     Notes to Condensed Consolidated Financial Statements (Unaudited) . .     6

     Review by Independent Certified Public Accountants . . . . . . . . .     9

     Report on Review by Independent Certified Public Accountants . . . .    10

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . .    11

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . .    15

  ITEM 4.  CONTROLS AND PROCEDURES  . . . . . . . . . . . . . . . . . . .    15

PART II. OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS  . . . . . . . . . . . .  . . . . . . . . .    16

  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . .    16

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . .    16

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .    16

  ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .    16

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .    16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

CERTIFICATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17


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

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------


                       INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   (Unaudited)
                                                                                     JUNE 30,    DECEMBER 31,
($in thousands)                                                                        2003          2002
--------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                            $      1,145  $       3,225
Commercial paper and other short-term investments                                        10,563         14,721
                                                                                   ---------------------------
  Total cash and cash equivalents                                                        11,708         17,946
Time deposits with banks                                                                      -          2,000
Mortgage loans receivable (net of unearned fees and discounts and allowance for
  loan losses -note 2)                                                                   90,727         73,398
Accrued interest receivable                                                                 666            583
Fixed assets, net                                                                            57             67
Deferred debenture offering costs, net (note 3)                                           2,714          2,556
Other assets                                                                              1,052            761
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $    106,924  $      97,311
==============================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                      $        938  $         660
Subordinated debentures payable (note 4)                                                 80,100         74,000
Debenture interest payable at maturity  (note 4)                                         11,255         10,751
Other liabilities                                                                           448            487
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        92,741         85,898

STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and
  outstanding)                                                                            2,100          2,100
Class B common stock (no par value, 100 shares authorized, none issued)                       -              -
Additional paid-in-capital                                                                5,510          3,509
Retained earnings                                                                         6,573          5,804
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                               14,183         11,413
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $    106,924  $      97,311
==============================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                       INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                       QUARTER ENDED     SIX-MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
($in thousands)                                       2003      2002     2003        2002
--------------------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                $   2,350  $2,267  $   4,369  $    4,161
Interest income on short-term investments                  35      27        108         114
                                                    ----------------------------------------
  Total interest and fee income                         2,385   2,294      4,477       4,275
Service agreement income - related party (note 5)         497     400        984         671
Gain on early repayment of mortgages                      124      48        132          83
Other income                                               49      29         93          61
--------------------------------------------------------------------------------------------
TOTAL REVENUES                                          3,055   2,771      5,686       5,090
--------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                  1,532   1,316      2,974       2,617
Amortization of deferred debenture offering costs         233     202        449         392
General and administrative                                404     354        853         692
--------------------------------------------------------------------------------------------
TOTAL EXPENSES                                          2,169   1,872      4,276       3,701
--------------------------------------------------------------------------------------------
Income before income taxes                                886     899      1,410       1,389
Provision for income taxes                                402     410        641         636
--------------------------------------------------------------------------------------------
NET INCOME                                          $     484  $  489  $     769  $      753
============================================================================================

     See accompanying notes to condensed consolidated financial statements.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (Unaudited)


                                                SIX-MONTHS ENDED
                                                    JUNE 30,
                                              --------------------
($in thousands)                                 2003       2002
------------------------------------------------------------------
COMMON STOCK
------------------------------------------------------------------
Balance at beginning and end of period        $   2,100  $   2,100
------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
------------------------------------------------------------------
Balance at beginning of period                    3,509      3,509
Contribution from Parent Company                  2,001          -
------------------------------------------------------------------
Balance at end of period                          5,510      3,509
------------------------------------------------------------------

RETAINED EARNINGS
------------------------------------------------------------------
Balance at beginning of period                    5,804      4,238
Net income for the period                           769        753
------------------------------------------------------------------
Balance at end of period                          6,573      4,991
------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF PERIOD   $  14,183  $  10,600
==================================================================

     See accompanying notes to condensed consolidated financial statements.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 SIX-MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
($in thousands)                                                  2003        2002
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $     769   $      753
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation                                                       16           13
  Amortization of deferred debenture offering costs                 449          392
  Amortization of premiums, fees and discounts, net                (418)        (313)
  Gain on early repayment of mortgage loans receivable             (132)         (83)
  Increase in mortgage escrow funds payable                         278           15
  Increase in debenture interest payable at maturity                504          444
  Change in all other assets and liabilities, net                   486          173
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,952        1,394
-------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                23,671        8,399
Originations of mortgage loans receivable                       (41,350)     (22,580)
Decrease in interest-earning time deposits                        2,000            -
Purchases of fixed asset, net                                        (5)         (24)
-------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           (15,684)     (14,205)
-------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs       6,893        5,296
Principal repayments of debentures                               (1,400)      (2,500)
Capital contribution from Parent Company                          2,001            -
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         7,494        2,796
-------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                        (6,238)     (10,015)

Cash and cash equivalents at beginning of period                 17,946       16,752

-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  11,708   $    6,737
=====================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                    $   2,470   $    2,172
  Income taxes                                                      961          697
-------------------------------------------------------------------------------------

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

The Company is 100% owned by Intervest Bancshares Corporation (the "Parent Company"). Executive Officers of the Company are also shareholders and officers of the Parent Company and serve on the Boards of Directors of both companies.

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

NOTE  2  -  MORTGAGE  LOANS  RECEIVABLE

Mortgage loans receivable are stated at their outstanding principal balances, exclusive of any deferred fees or costs on originated mortgage loans receivable and net of unamortized discounts on purchased mortgage loans receivable and the allowance for mortgage loans receivable losses. Purchased mortgage loans receivable, all of which have been made from affiliated companies, are recorded at cost which is equivalent to the carrying amount of the seller. The purchase price is deemed equivalent to fair value of the mortgage loans receivable based on their variable or floating interest rates. Interest income is accrued on the unpaid principal balance. Discounts are amortized to income over the term of the related mortgage loans receivable using the constant interest method. Mortgage loans receivable origination fees net of certain direct origination costs are deferred and recognized as an adjustment of the yield of the related mortgage loans receivable.

The allowance for mortgage loans receivable losses is netted against mortgage loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the mortgage loans receivable portfolio, overall portfolio quality, mortgage loans receivable concentrations, specific problem mortgage loans receivable and commitments and estimates of fair value thereof, historical chargeoffs and recoveries, adverse situations which may affect the borrowers' ability to repay, and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for mortgage loans receivable losses is computed related to certain mortgage loans receivable that are impaired. A mortgage loan receivable is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired mortgage loans receivable normally consist of mortgage loans receivable on nonaccrual status. Interest income on impaired mortgage loans receivable is recognized on a cash basis. Impairment for commercial real estate and residential mortgage loans receivable is measured based on the present value of expected future cash flows, discounted at the mortgage loan receivable's effective interest rate, or

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  2  -  MORTGAGE  LOANS  RECEIVABLE,  CONTINUED

the observable market price of the mortgage loan receivable or the estimated fair value of the mortgage loan receivable's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the mortgage loan receivable, this deficiency is recognized as a valuation allowance and a charge through the provision for loan losses. The Company normally charges off any portion of the recorded investment in the mortgage loan receivable that exceeds the fair value of the collateral.

The balance of the allowance for mortgage loans receivable losses was $194,000 at June 30, 2003 and $101,000 at December 31, 2002. For the quarter and six months ended June 30, 2003, the provision for mortgage loans receivable losses was $36,000 and $93,000, respectively, compared to $38,000 and $56,000 for the quarter and six months ended June 30, 2002 . For the quarter and six months ended June 30, 2003 and 2002, there were no mortgage loans receivable chargeoffs, or mortgage loans receivable classified as nonaccrual or impaired.

NOTE  3  -  DEFERRED  DEBENTURE  OFFERING  COSTS

Costs related to offerings of debentures are deferred and amortized over the respective terms of the debentures. Deferred debenture offering costs consist primarily of underwriter's commissions. At June 30, 2003, deferred debenture offering costs, net of accumulated amortization of $3,853,000, amounted to $2,714,000. At December 31, 2002, deferred debenture offering costs, net of accumulated amortization of $3,488,000, amounted to $2,556,000.

NOTE  4  -  SUBORDINATED  DEBENTURES  PAYABLE

The  following  table  summarizes  debentures  payable.

                                                                           At June 30,   At December 31,
                                                                           ------------  ----------------
($in thousands)                                                                2003            2002
---------------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004           $      9,000  $          9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004                9,000             9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005                 10,000            10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005                5,500             5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005                8,000             8,000
Series 11/10/98 - interest at 8  % fixed     - due January 1, 2003                    -             1,400
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                2,600             2,600
Series 06/28/99 - interest at 8  % fixed     - due July 1, 2004                   2,000             2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                   2,000             2,000
Series 09/18/00 - interest at 8% fixed       - due January 1, 2004                1,250             1,250
Series 09/18/00 - interest at 8  % fixed     - due January 1, 2006                1,250             1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008                1,250             1,250
Series 08/01/01 - interest at 7  % fixed     - due April 1, 2005                  1,750             1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007                  2,750             2,750
Series 08/01/01 - interest at 8  % fixed     - due April 1, 2009                  2,750             2,750
Series 01/17/02 - interest at 7  % fixed     - due October 1, 2005                1,250             1,250
Series 01/17/02 - interest at 7  % fixed     - due October 1, 2007                2,250             2,250
Series 01/17/02 - interest at 7  % fixed     - due October 1, 2009                2,250             2,250
Series 08/05/02 - interest at 7  % fixed     - due January 1, 2006                1,750             1,750
Series 08/05/02 - interest at 7  % fixed     - due January 1, 2008                3,000             3,000
Series 08/05/02 - interest at 7  % fixed     - due January 1, 2010                3,000             3,000
Series 01/21/03 - interest at 6  % fixed     - due July 1, 2006                   1,500                 -
Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008                   3,000                 -
Series 01/21/03 - interest at 7  % fixed     - due July 1, 2010                   3,000                 -
---------------------------------------------------------------------------------------------------------
                                                                           $     80,100  $         74,000
---------------------------------------------------------------------------------------------------------

The "prime" in the preceding table refers to the prime rate of JP Morgan Chase Bank, which was 4.00% at June 30, 2003 and 4.25% at December 31, 2002.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  4  -  SUBORDINATED  DEBENTURES  PAYABLE,  CONTINUED

In March of 2003, the Company issued its Series 01/21/03 debentures in the principal amount of $7,500,000. Net proceeds, after deferred offering costs, amounted to $6,935,000. This series accrues and pays interest quarterly.

The  Series  5/12/95,  10/19/95, 5/10/96, 10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,350,000 of these debentures at June 30, 2003 is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

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

The Company has filed an offering to issue additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $8,500,000 will be issued in the third quarter of 2003.

Scheduled contractual maturities of debentures as of June 30, 2003 are summarized as follows:

($in thousands)                               Principal   Accrued Interest
---------------------------------------------------------------------------
For the six-months ended December 31, 2003    $        -  $           1,013
For the year ended December 31, 2004              21,250              5,496
For the year ended December 31, 2005              29,100              3,044
For the year ended December 31, 2006               6,500              1,171
For the year ended December 31, 2007               5,000                 50
Thereafter                                        18,250                481
---------------------------------------------------------------------------
                                              $   80,100  $          11,255
---------------------------------------------------------------------------

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company has a service agreement, which renews each January 1, unless terminated by either party, with Intervest National Bank (another wholly owned subsidiary of the Parent Company) with respect to mortgage loan origination and servicing for them. The Company earned $497,000 and $984,000 from Intervest National Bank for the quarter and six months ended June 30, 2003, respectively and $400,000 and $671,000 for the quarter and six months ended June 30, 2002, respectively, in connection with this service agreement.

The Company participates with Intervest National Bank in certain mortgage loans receivable. The aggregate balance of the Company's participation in these mortgages was $5,988,000 and $6,224,000 at June 30, 2003 and December 31, 2002,
respectively.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $1,009,000 at June 30, 2003 and $4,255,000 at December 31, 2002. The Company received interest income of $7,000 and $24,000 from Intervest National Bank for the quarter and six months ended June 30, 2003, respectively and $4,000 and $37,000 for the quarter and six months ended June 30, 2002, respectively, in connection with such deposits. These amounts are included in interest income in the statement of operations.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Eisner LLP, the Company's independent certified public accountants, have made a limited review of the condensed consolidated financial statements as of June 30, 2003, and for the three- and six-month periods ended June 30, 2003 and June 30, 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of June 30, 2003, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented herein) , and in our report dated January 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/  Eisner  LLP
----------------
New York, New York
July 22, 2003

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

In 2000, Intervest Bancshares Corporation (hereafter referred to as the "Parent Company") acquired all the outstanding capital stock of the Company in exchange for shares of the Parent Company's Class A common stock. As a result of the acquisition, the Company became a wholly owned subsidiary of the Parent Company, which is a financial holding company. Former shareholders of the Company are officers and directors of both the Company and the Parent Company. The Parent Company also owns Intervest National Bank and Intervest Securities Corporation. Intervest National Bank is a national bank with its headquarters and full-service banking office located in New York, New York, four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida. Intervest Securities Corporation is a broker/dealer who has and will continue to participate as a selected dealer from time to time in offerings of debt securities for the Company.

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

A significant portion of the Company's mortgage portfolio is composed of mortgages on multi-family residential properties, many of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting a significant portion of the Company's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties.

The prepayment of mortgage loans receivable tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002
------------------------------------------------------------------------

Total assets at June 30, 2003 increased to $106,924,000, from $97,311,000 at December 31, 2002. The increase is reflective of the proceeds from issuance of subordinated debentures with a principal amount of $7,500,000, which was partially offset by the redemption at maturity of subordinated debentures with a principal amount of $1,400,000. Total assets also increased as the result of a $2,001,000 capital contribution from the Parent Company and $769,000 of income for the first half of 2003.

Cash and cash equivalents amounted to $11,708,000 at June 30, 2003, compared to $17,946,000 at December 31, 2002. The decrease was reflected in a lower level of funds maintained in money market accounts and cash in other banks. The decrease was used to fund additional mortgage loans receivable originated in the first six months of 2003.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $90,727,000 at June 30, 2003, compared to $73,398,000 at December 31, 2002. The increase, funded by the above-mentioned decrease in cash and cash equivalents and a net increase in subordinated debentures, was due to new originations exceeding repayments during the period. At June 30, 2003 and December 31, 2002, the Company did not have any nonaccrual loans.

Deferred debenture offering costs, net of accumulated amortization, increased to $2,714,000 at June 30, 2003, from $2,556,000 at December 31, 2002. The increase was primarily due to the incremental costs associated with the issuance of the series 1/21/03 subordinated debentures, which was partially offset by normal amortization.

Total liabilities at June 30, 2003 increased to $92,741,000, from $85,898,000 at December 31, 2002. The increase was primarily due to the issuance of subordinated debentures with a principal amount of $7,500,000, partially offset by the maturity and redemption of subordinated debentures with a principal balance of $1,400,000. Also contributing to this increase was an increase in accrued interest payable on debentures and a higher level of mortgage escrow funds payable.

Subordinated debentures outstanding at June 30, 2003 increased to $80,100,000, from $74,000,000 at December 31, 2002 as a result of the issuance of series 01/21/03 of $7,500,000, which was partially offset by the maturity and redemption of a portion of series 11/10/98 with a principal balance of $1,400,000. Debenture interest payable increased to $11,255,000 at June 30, 2003, from $10,751,000 at December 31, 2002, primarily as a result of the accrual of interest on the debentures outstanding, which was partially offset by the payment of $570,000 of accrued interest on the debentures that were redeemed at maturity.

Mortgage escrow funds increased to $938,000 at June 30, 2003, an increase of $278,000 from the December 31, 2002 balance of $660,000. This increase was primarily due to new escrow funds resulting from the increase in mortgage loans receivable. Mortgage escrow funds payable represent advance payments made by the borrowers for taxes, insurance and other charges remitted by the Company to third parties.

Stockholder's equity increased to $14,183,000 at June 30, 2003, from $11,413,000 at year-end 2002. The increase was due to capital contributions aggregating $2,001,000 from the Parent Company and net income of $769,000 for the six-months ended June 30, 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------

The Company recorded net income of $484,000 for the second quarter of 2003, compared to net income of $489,000 for the second quarter of 2002.

Interest income was $2,385,000 for the quarter ended June 30, 2003, compared to $2,294,000 for the same period a year ago. The increase of $91,000 was primarily due to an increase in mortgage loans receivable, which was mostly offset by a decrease in rates on new mortgage loans receivable, repayments of higher-yielding loans and lower rates earned on short-term investments.

Interest expense on debentures was $1,532,000 for the quarter ended June 30, 2003, compared $1,316,000 for the same period of 2002. The increase of $216,000 was primarily due to a $13,850,000 increase in the average balance of debentures outstanding in the second quarter of 2003, compared to the second quarter of 2002. This increase was partially offset by a 50 basis point decrease in interest rates on floating-rate debentures as well as new fixed-rate debentures issued at a lower rate than those that matured.

Amortization of deferred debenture offering costs was $233,000 for the quarter ended June 30, 2003, compared to $202,000 for the same period of 2002. The increase of $31,000 reflected the increased amount of debentures outstanding.

General and administrative expenses increased to $404,000 for the quarter ended June 30, 2003, from $354,000 for the same period of 2002. The increase was primarily the result of an increase in compensation and benefits expense of $45,000, due to additional staff and salary increases, partially offset by a $16,000 increase in direct fee income resulting from increased originations as well as a higher amount recognized per loan.

Income tax expense for the quarter ended June 30, 2003 amounted to $402,000, compared to $410,000 for the quarter ended June 30, 2002. The Company's effective tax rate was approximately 46% for both periods.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2003 AND
------------------------------------------------------------------------------
2002
----

The Company recorded net income of $769,000 for the six-months ended June 30, 2003, compared to net income of $753,000 for the six-months ended June 30, 2002.

Interest income was $4,477,000 for the six-months ended June 30, 2003, compared to $4,275,000 for the same period a year ago. The increase of $202,000 was primarily due to an increase in mortgage loans receivable, which was mostly offset by a decrease in rates on new mortgage loans receivable, repayments of higher-yielding loans and lower rates earned on short-term investments.

Interest expense on debentures was $2,974,000 for the six-months ended June 30, 2003, compared $2,617,000 for the same period of 2002. The increase of $357,000 was primarily due to a $12,400,000 increase in the average balance of debentures outstanding. This increase was partially offset by a 50 basis point decrease in interest rates on floating-rate debentures from June 30, 2002 to June 30, 2003 and a lower rate on new fixed-rate debentures issued in 2003.

Amortization of deferred debenture offering costs was $449,000 for the six-months ended June 30, 2003, compared to $392,000 for the same period of 2002. The increase of $57,000 reflected the increased amount of debentures outstanding.

General and administrative expenses increased to $853,000 for the six-months ended June 30, 2003, from $692,000 for the same period of 2002. The increase primarily reflected an increase in compensation and benefits expense of $101,000 due to additional staff and salary increases, partially offset by a $30,000 increase in SFAS 91 direct fee income resulting from increased originations as well as a higher amount recognized per loan. The increase was also due to an increase in the provision for loan losses of $37,000 due to new loan originations and an increase in occupancy expense of $36,000 due to an increase in rented space and an increase in real estate tax escalation charges.

Income tax expense for the six-months ended June 30, 2003 amounted to $641,000, compared to $636,000 for the six- months ended June 30, 2002. The Company's effective tax rate was approximately 46% for both periods

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

At June 30, 2003, the Company's total commitment to lend aggregated approximately $23,069,000.

During the first six-months of 2003, the Company received capital contributions aggregating $2,001,000 from the Parent Company

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

The Company has filed an offering to issue additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $8,500,000 will be issued in the third quarter of 2003.

ASSET AND LIABILITY MANAGEMENT
------------------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital.

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. The Company's one-year interest rate sensitivity gap was a positive $39,531,000, or 37% of total assets, at June 30, 2003, compared to a positive $27,642,000, or 28%, at December 31, 2002. The increase was primarily due to the origination of new floating-rate loans as well as existing loans migrating into the less than one-year maturity timeframe. The new loans were funded primarily by decreases in short-term investments.

The Company has a "floor," or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. For a further discussion of interest rate risk and gap analysis, including the assumptions used in preparing the gap, see the Company's 2002 Annual Report to Stockholders on Form 10-K, pages 10 and 11.

The  table  that  follows  summarizes  the Company's interest-earning assets and
interest-bearing  liabilities  as  of    June  30,  2003,  that are scheduled to
mature  or  reprice  within  the  periods  shown.

                                       0-3      4-12    Over 1-4     Over 4
($in thousands)                     Months    Months       Years      Years     Total
---------------------------------------------------------------------------------------
Floating- rate loans               $55,975         -           -          -   $ 55,975
Fixed- rate loans                    7,055   $16,130   $   4,914   $  7,910     36,009
---------------------------------------------------------------------------------------
Total loans                         63,030    16,130       4,914      7,910     91,984
Short-term investments              10,563         -           -          -     10,563
---------------------------------------------------------------------------------------
Total rate-sensitive assets        $73,593   $16,130   $   4,914   $  7,910   $102,547
---------------------------------------------------------------------------------------
Debentures payable                 $41,500   $ 1,250   $  16,850   $ 20,500   $ 80,100
Accrued interest on debentures       7,148       294       3,314        499     11,255
---------------------------------------------------------------------------------------
Total rate-sensitive liabilities   $48,648   $ 1,544   $  20,164   $ 20,999   $ 91,355
---------------------------------------------------------------------------------------
GAP (repricing differences)        $24,945   $14,586   $ (15,250)  $(13,089)  $ 11,192
---------------------------------------------------------------------------------------
Cumulative GAP                     $24,945   $39,531   $  24,281   $ 11,192   $ 11,192
---------------------------------------------------------------------------------------
Cumulative GAP to total assets        23.3%     37.0%       22.7%      10.5%      10.5%
---------------------------------------------------------------------------------------

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


     ITEM 4. CONTROLS AND PROCEDURES

a)  Evaluation  of  disclosure  controls and procedures.   The Company maintains
    ---------------------------------------------------
controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Principal
Executive and Principal Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

b)  Changes  in  internal controls.   The Company made no significant changes in
    ------------------------------
its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Principal Executive and Principal Financial Officer.

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

INTERVEST  MORTGAGE  CORPORATION

Date:  Aug 08, 2003           By: /s/  Lowell  S.  Dansker
                                 -----------------------------------------------
                                 Lowell S. Dansker, President (Principal
                                 Executive Officer), Treasurer (Principal
                                 Financial Officer and Principal Accounting
                                 Officer) and Director

Date:  Aug 08, 2003           By: /s/  Lawrence  G.  Bergman
                                 -----------------------------------------------
                                 Lawrence G. Bergman, Vice President, Secretary and Director

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


     /s/  Lowell  S.  Dansker
     ------------------------
     Lowell S. Dansker, President
     (Principal Executive and Financial Officer)

     August 08, 2003