Form 10-Q/A
period 2003-06-30
INTERVEST MORTGAGE CORP
filed 2003-09-02
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                               Amendment Number 1

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

NOTE  4  -  SUBORDINATED  DEBENTURES  PAYABLE

The following table summarizes debentures payable.

                                                                           At June 30,   At December 31,
                                                                           ------------  ----------------
($in thousands)                                                                2003            2002
---------------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004           $      9,000  $          9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004                9,000             9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005                 10,000            10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005                5,500             5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005                8,000             8,000
Series 11/10/98 - interest at 8 1/2% fixed   - due January 1, 2003                    -             1,400
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                2,600             2,600
Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004                   2,000             2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                   2,000             2,000
Series 09/18/00 - interest at 8% fixed       - due January 1, 2004                1,250             1,250
Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006                1,250             1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008                1,250             1,250
Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005                  1,750             1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007                  2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009                  2,750             2,750
Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005                1,250             1,250
Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007                2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009                2,250             2,250
Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006                1,750             1,750
Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008                3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010                3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006                   1,500                 -
Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008                   3,000                 -
Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010                   3,000                 -
---------------------------------------------------------------------------------------------------------
                                                                           $     80,100  $         74,000
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