Form 10-Q
period 2003-09-30
INTERVEST MORTGAGE CORP
filed 2003-11-12
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                               ------------------

                         Commission File No. 33-22976-NY
                                             -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


              New York                                   13-3415815
------------------------------------    ----------------------------------------
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
YES   X    NO    .
     ---      ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  rule  12b-2  of  the  Exchange  Act):  YES      NO  X .
                                                        ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                  Shares Outstanding:
--------------------                  -------------------

Common Stock, no par value per share  100 shares outstanding at October 31, 2003
------------------------------------  ------------------------------------------


================================================================================

                INTERVEST MORTGAGE CORPORATION  AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                             Page
                                                                                          ----
    ITEM 1.    FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets
           as of September 30, 2003 (Unaudited) and December 31, 2002. . . . . . . . . .     2

        Condensed Consolidated Statements of Operations (Unaudited)
           for the Quarters and Nine-Months Ended September 30, 2003 and 2002. . . . . .     3

        Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
           for the Nine-Months Ended September 30, 2003 and 2002   . . . . . . . . . . .     4

        Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Nine-Months Ended September 30, 2003 and 2002  .. . . . . . . . . . .     5

        Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . .     6

        Review by Independent Certified Public Accountants . . . . . . . . . . . . . . .    10

        Review Report of  Independent Certified Public Accountants . . . . . . . . . . .    11

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .    12

    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . .    16

    ITEM 4.    CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . .    16

    PART II. OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

    ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . . . . .    17

    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . .    17

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .    17

    ITEM 5.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . .    17

    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17



PRIVATE  SECURITIES  LITIGATION  REFORM  ACT  SAFE  HARBOR  STATEMENT
---------------------------------------------------------------------
The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions, the development of an interest rate environment that may adversely affect the Company's net interest income, other income or cash flow anticipated from the Company's operations, investment and lending activities; and changes in laws and regulations affecting the Company.

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

                                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    (Unaudited)
                                                                                   SEPTEMBER 30,   DECEMBER 31,
($in thousands)                                                                         2003           2002
----------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                            $        1,253  $       3,225
Commercial paper and other short-term investments                                          15,717         14,721
                                                                                   --------------  -------------
    Total cash and cash equivalents                                                        16,970         17,946
Time deposits with banks                                                                        -          2,000
Mortgage loans receivable (net of unearned fees and discounts and allowance for
    loan losses -notes 2 and 3)                                                            96,911         73,398
Accrued interest receivable                                                                   637            583
Fixed assets, net                                                                              52             67
Deferred debenture offering costs, net (note 4)                                             3,033          2,556
Other assets                                                                                1,146            761
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $      118,749  $      97,311
================================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                      $        1,358  $         660
Subordinated debentures payable (note 5)                                                   88,600         74,000
Debenture interest payable at maturity  (note 5)                                           11,791         10,751
Other liabilities                                                                             308            487
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         102,057         85,898
----------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and
    outstanding)                                                                            2,100          2,100
Class B common stock (no par value, 100 shares authorized, none issued)                         -              -
Additional paid-in-capital                                                                  7,510          3,509
Retained earnings                                                                           7,082          5,804
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                 16,692         11,413
---------------------------------------------------------------------------------  --------------  -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $      118,749  $      97,311
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                         INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                       QUARTER ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                    --------------------------------------------
($in thousands)                                       2003       2002        2003        2002
------------------------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                $  2,409  $    2,046  $    6,778  $    6,207
Interest income on short-term investments                 33          68         141         183
                                                    --------------------------------------------
    Total interest and fee income                      2,442       2,114       6,919       6,390
Service agreement income - related party (note 6)        615         473       1,599       1,145
Gain on early repayment of mortgages                      47         152         180         235
Other income                                              44          37         136          97
------------------------------------------------------------------------------------------------
TOTAL REVENUES                                         3,148       2,776       8,834       7,867
------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                 1,568       1,384       4,543       4,001
Amortization of deferred debenture offering costs        243         200         691         592
General and administrative                               401         347       1,254       1,040
------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                         2,212       1,931       6,488       5,633
------------------------------------------------------------------------------------------------

Income before income taxes                               936         845       2,346       2,234
Provision for income taxes                               427         325       1,068         961
------------------------------------------------------------------------------------------------
NET INCOME                                          $    509  $      520  $    1,278  $    1,273
================================================================================================

See accompanying notes to condensed consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (Unaudited)


                                                NINE-MONTHS ENDED
                                                  SEPTEMBER 30,
                                              ---------------------
($in thousands)                                 2003        2002
-------------------------------------------------------------------

COMMON STOCK
-------------------------------------------------------------------
Balance at beginning and end of period        $   2,100  $    2,100
-------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL, COMMON
-------------------------------------------------------------------
Balance at beginning of period                    3,509       3,509
Contribution from Parent Company                  4,001           -
-------------------------------------------------------------------
Balance at end of period                          7,510       3,509
-------------------------------------------------------------------

RETAINED EARNINGS
-------------------------------------------------------------------
Balance at beginning of period                    5,804       4,238
Net income for the period                         1,278       1,273
-------------------------------------------------------------------
Balance at end of period                          7,082       5,511
-------------------------------------------------------------------

-------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF PERIOD   $  16,692  $   11,120
===================================================================

See accompanying notes to condensed consolidated financial statements.

                   INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                 NINE-MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
($in thousands)                                                  2003        2002
-------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                    $   1,278   $    1,273
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation                                                       24           20
  Amortization of deferred debenture offering costs                 691          592
  Amortization of premiums, fees and discounts, net                (652)        (491)
  Gain on early repayment of mortgage loans receivable             (180)        (235)
  Increase in mortgage escrow funds payable                         698           94
  Increase in debenture interest payable at maturity              1,040          972
  Change in all other assets and liabilities, net                   727          623
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         3,626        2,848
-------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                44,013       21,794
Originations of mortgage loans receivable                       (68,039)     (26,390)
Decrease in interest-earning time deposits                        2,000            -
Purchases of fixed asset, net                                        (9)         (25)
-------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           (22,035)      (4,621)
-------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs      14,832       12,499
Principal repayments of debentures                               (1,400)      (2,500)
Capital contribution from Parent Company                          4,001            -
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        17,433        9,999
-------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents               (976)       8,226
Cash and cash equivalents at beginning of period                 17,946       16,752
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  16,970   $   24,978
=====================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                    $   3,502   $    3,029
  Income taxes                                                    1,372          970
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

The Company is 100% owned by Intervest Bancshares Corporation (the "Parent Company"). Executive Officers of the Company are also shareholders and officers of the Parent Company and serve on the Board of Directors of both companies.

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

NOTE 2 - MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable are summarized as follows:

                                                        At September 30, 2003       At December 31, 2002
                                                      -------------------------  ---------------------------
($in thousands)                                        #of loans      Amount     # of  loans      Amount
------------------------------------------------------------------------------------------------------------
Mortgage loans receivable                                      79  $    98,331            61  $      74,305
Deferred loan fees and unamortized discount                             (1,202)                        (806)
------------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net of fees and discount                     97,129                       73,499
------------------------------------------------------------------------------------------------------------
Allowance for loan losses                                                 (218)                        (101)
------------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net                                     $    96,911                $      73,398
------------------------------------------------------------------------------------------------------------

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

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 2 - MORTGAGE LOANS RECEIVABLE, CONTINUED

The allowance for mortgage loans receivable losses is netted against mortgage loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the mortgage loans receivable portfolio, overall portfolio quality, mortgage loans receivable concentrations, specific problem mortgage loans receivable and commitments and estimates of fair value thereof, historical chargeoffs and recoveries, adverse situations which may affect the borrowers' ability to repay, and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for mortgage loans receivable losses is computed related to certain mortgage loans receivable that are impaired. A mortgage loan receivable is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired mortgage loans receivable normally consist of mortgage loans receivable on nonaccrual status. Interest income on impaired mortgage loans receivable is recognized on a cash basis. Impairment for commercial real estate and residential mortgage loans receivable is measured based on the present value of expected future cash flows, discounted at the mortgage loan receivable's effective interest rate, or the observable market price of the mortgage loan receivable or the estimated fair value of the mortgage loan receivable's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the mortgage loan receivable, this deficiency is recognized as a valuation allowance and a charge through the provision for loan losses. The Company normally charges off any portion of the recorded investment in the mortgage loan receivable that exceeds the fair value of the collateral.

NOTE 3 - ALLOWANCE FOR LOAN LOSS RESERVES

Activity in the allowance for loan loss reserves for the periods indicated is summarized as follows:

                                       Quarter Ended      Nine-Months Ended
                                       September 30,        September 30,
                                    ------------------  ---------------------
($in thousands)                       2003      2002       2003       2002
-----------------------------------------------------------------------------
Balance at beginning of period      $    194  $     74  $      101  $      18
Provision charged to operations           24        10         117         66
Recoveries of previous chargeoffs          -         -           -          -
Chargeoffs                                 -         -           -          -
-----------------------------------------------------------------------------
Balance at end of period            $    218  $     84  $      218  $      84
-----------------------------------------------------------------------------


At September 30, 2003, two real estate loans with an aggregate principal balance of $1,057,000 were on nonaccrual status. These loans are considered impaired under the criteria of SFAS No.114. Both loans are second mortgages where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in these loans totaled $1,058,000. The Company has commenced foreclosure proceedings against the borrowers and currently believes the estimated fair value of each of the underlying properties is sufficient to provide for repayment of its recorded investment. As a result, the Company believes that no specific valuation allowance is required. Interest income that was not recorded on the nonaccrual loans under their contractual terms amounted to $29,000 for the three months and nine months ended September 30, 2003. The average balance of impaired loans for the quarter and nine-months ended September 30, 2003 was approximately $1,058,000 and $343,000, respectively. At September 30, 2003 and December 31, 2002, there were no other impaired loans or loans which were ninety days past due and still accruing interest.

NOTE 4 - DEFERRED DEBENTURE OFFERING COSTS

Costs related to offerings of debentures are deferred and amortized over the respective terms of the debentures. Deferred debenture offering costs consist primarily of underwriter's commissions. At September 30, 2003, deferred debenture offering costs, net of accumulated amortization of $4,096,000, amounted to $3,033,000. At December 31, 2002, deferred debenture offering costs, net of accumulated amortization of $3,488,000, amounted to $2,556,000.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 5 - SUBORDINATED DEBENTURES PAYABLE

The  following  table  summarizes  debentures  payable.

                                                                           At September 30,   At December 31,
                                                                           -----------------  ----------------
($in thousands)                                                                  2003               2002
--------------------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004           $           9,000  $          9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004                     9,000             9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005                      10,000            10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005                     5,500             5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005                     8,000             8,000
Series 11/10/98 - interest at 8 1/2% fixed   - due January 1, 2003                         -             1,400
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                     2,600             2,600
Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004                        2,000             2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                        2,000             2,000
Series 09/18/00 - interest at 8% fixed       - due January 1, 2004                     1,250             1,250
Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006                     1,250             1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008                     1,250             1,250
Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005                       1,750             1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007                       2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009                       2,750             2,750
Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005                     1,250             1,250
Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007                     2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009                     2,250             2,250
Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006                     1,750             1,750
Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008                     3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010                     3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006                        1,500                 -
Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008                        3,000                 -
Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010                        3,000                 -
Series 07/25/03 - interest at 6 1/2% fixed   - due October 1, 2006                     2,500                 -
Series 07/25/03 - interest at 6 3/4% fixed   - due October 1, 2008                     3,000                 -
Series 07/25/03 - interest at 7 % fixed      - due October 1, 2010                     3,000                 -
--------------------------------------------------------------------------------------------------------------
                                                                           $          88,600  $         74,000
--------------------------------------------------------------------------------------------------------------

The "prime" in the preceding table refers to the prime rate of JP Morgan Chase Bank, which was 4.00% at September 30, 2003 and 4.25% at December 31, 2002.

In September of 2003, the Company issued its Series 07/25/03 debentures in the principal amount of $8,500,000. Net proceeds, after deferred offering costs, amounted to $7, 891,000. This series accrues and pays interest quarterly.

In March of 2003, the Company issued its Series 01/21/03 debentures in the principal amount of $7,500,000. Net proceeds, after deferred offering costs, amounted to $6, 935,000. This series accrues and pays interest quarterly.

The  Series  5/12/95,  10/19/95, 5/10/96, 10/15/96 and 4/30/97 debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,330,000 of these debentures at September 30, 2003 is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

The  Series  11/10/98,  6/28/99, 9/18/00, $770,000 of Series 8/1/01, $270,000 of
Series 1/17/02 and $1,520,000 of Series 8/5/02 debentures accrue and compound interest quarterly, with such interest due and payable at maturity.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 5 - SUBORDINATED DEBENTURES PAYABLE, CONTINUED

Interest is paid quarterly on the remaining debentures in Series 8/1/01, 1/17/02 and 8/5/02. The holders of Series 11/10/98, 6/28/99, 9/18/00, 1/17/02, 8/5/02,
1/21/03 and 7/25/03 debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year (beginning January 1, 2004 for Series 9/18/00, October 1, 2005 for Series 1/17/02, January 1, 2006 for Series 8/5/02, July 1, 2006 for Series 1/21/03 and October 1, 2006 for Series 7/25/03) provided, however, that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each Series of debentures, on a non-cumulative basis.

All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for Series 01/21/03 and Series 7/25/03 debentures. The Series 01/21/03 debentures would be redeemable at a premium of 1% if the redemption were prior to April 1, 2004. The Series 07/25/03 debentures would be redeemable at a premium of 1% if the redemption were prior to July 1, 2004. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to the debenture.

The Company has notified holders of Series 9/18/00 debentures due to mature on January 1, 2004 that these debentures would be redeemed on November 1, 2003. At that time, $1,250,000 of principal and $335,000 of accrued interest through October 31, 2003 will be paid to the holders of these debentures.

The Company has filed an offering to issue additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $10,000,000 will be issued.

Scheduled contractual maturities of debentures as of September 30, 2003 are summarized as follows:

       ($in thousands)                                Principal   Accrued Interest
       ----------------------------------------------------------------------------
       For the three-months ended December 31, 2003   $    1,250  $           1,372
       For the year ended December 31, 2004               20,000              5,351
       For the year ended December 31, 2005               29,100              3,183
       For the year ended December 31, 2006                9,000              1,275
       For the year ended December 31, 2007                5,000                 58
       Thereafter                                         24,250                552
       ----------------------------------------------------------------------------
                                                      $   88,600  $          11,791
       ----------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has a service agreement, which renews each January 1, unless terminated by either party, with Intervest National Bank (another wholly owned subsidiary of the Parent Company) with respect to mortgage loan originations and servicing for them. The Company earned $615,000 and $1,599,000 from Intervest National Bank for the quarter and nine-months ended September 30, 2003, respectively and $473,000 and $1,145,000 for the quarter and nine-months ended September 30, 2002, respectively, in connection with this service agreement.

The Company participates with Intervest National Bank in certain mortgage loans receivable. The aggregate balance of the Company's participation in these mortgages was $5,560,000 and $6,224,000 at September 30, 2003 and December 31, 2002, respectively.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $12,466,000 at September 30, 2003 and $4,255,000 at December 31, 2002. The Company received interest income of $27,000 and $51,000 from Intervest National Bank for the quarter and nine-months ended September 30, 2003, respectively and $8,000 and $45,000 for the quarter and nine-months ended September 30, 2002, respectively, in connection with such deposits. These amounts are included in interest income in the statement of operations.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Eisner LLP, the Company's independent certified public accountants, have made a limited review of the condensed consolidated financial statements as of September 30, 2003, and for the three- and nine-month periods ended September
30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of September 30, 2003, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated January 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ Eisner LLP
--------------
New York, New York
October 22, 2003

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

In 2000, Intervest Bancshares Corporation (hereafter referred to as the "Parent Company") acquired all the outstanding capital stock of the Company in exchange for shares of the Parent Company's Class A common stock. As a result of the acquisition, the Company became a wholly owned subsidiary of the Parent Company, which is a financial holding company. Former shareholders of the Company are officers and directors of both the Company and the Parent Company. The Parent Company also owns Intervest National Bank and Intervest Securities Corporation. Intervest National Bank is a national bank with its headquarters and full-service banking office located in New York, New York, four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida. Intervest Securities Corporation is a broker/dealer who participates as a selected dealer from time to time in offerings of debt securities for the Company.

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

COMPARISON  OF  FINANCIAL  CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
--------------------------------------------------------------------------------

Total assets at September 30, 2003 increased to $118,749,000, from $97,311,000 at December 31, 2002. The increase is primarily due to new mortgage loans of $68,039,000, offset by $44,013,000 of payoffs and amortization, funded by a net increase in subordinated debentures and accrued interest payable of $15,640,000, a decrease in time deposits of $2,000,000, capital contributions totaling $4,001,000 from the Parent Company and $1,278,000 of income for the nine months of 2003.

Cash and cash equivalents amounted to $16,970,000 at September 30, 2003, compared to $17,946,000 at December 31, 2002. The decrease was reflected in a lower level of short term investments in the form of commercial paper which was mostly offset by an increase in balances maintained in money market accounts. The decrease was used to fund a portion of the additional mortgage loans receivable originated in the first nine months of 2003.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $96,911,000 at September 30, 2003, compared to $73,398,000 at December 31, 2002. The increase was due to new originations exceeding repayments during the period. At September 30, 2003 the Company had two loans totaling $1,057,000 classified as nonaccrual. See note 3 to the condensed consolidated financial statements in this report for further discussion.

Deferred debenture offering costs, net of accumulated amortization, increased to $3,033,000 at September 30, 2003, from $2,556,000 at December 31, 2002. The increase was primarily due to the incremental costs associated with the issuance of Series 1/21/03 and 7/25/03 subordinated debentures, which was partially offset by normal amortization.

Total liabilities at September 30, 2003 increased to $102,057,000, from $85,898,000 at December 31, 2002. The increase was primarily due to the issuance of subordinated debentures with a principal amount of $16,000,000, partially offset by the maturity and redemption of subordinated debentures with a principal balance of $1,400,000. Also contributing to this increase was an increase in accrued interest payable on debentures and a higher level of mortgage escrow funds payable.

Subordinated debentures outstanding at September 30, 2003 increased to $88,600,000, from $74,000,000 at December 31, 2002 as a result of the issuance of $7,500,000 of series 01/21/03 and $8,500,000 of series 7/25/03 debentures.
These new issues were partially offset by the maturity and redemption of a portion of series 11/10/98 with a principal balance of $1,400,000. Debenture interest payable increased to $11,791,000 at September 30, 2003, from $10,751,000 at December 31, 2002, primarily as a result of the accrual of interest on the debentures outstanding, which was partially offset by the payment of $570,000 of accrued interest on the debentures that were redeemed at maturity.

Mortgage escrow funds increased to $1,358,000 at September 30, 2003, an increase of $698,000 from the December 31, 2002 balance of $660,000. This increase was primarily due to new escrow funds resulting from the increase in mortgage loans receivable. Mortgage escrow funds payable represent advance payments made by the borrowers for taxes, insurance and other charges remitted by the Company to third parties.

Stockholder's equity increased to $16,692,000 at September 30, 2003, from $11,413,000 at year-end 2002. The increase was due to capital contributions aggregating $4,001,000 from the Parent Company and net income of $1,278,000 for the nine-months ended September 30, 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 AND
--------------------------------------------------------------------------------
2002
----

The Company recorded net income of $509,000 for the third quarter of 2003, compared to net income of $520,000 for the third quarter of 2002.

Interest income was $2,442,000 for the quarter ended September 30, 2003, compared to $2,114,000 for the same period a year ago. The increase of $328,000 was primarily due to an increase in the average balance of mortgage loans receivable of $26,800,000 ($99,000,000 in the third quarter of 2003 verses $72,200,000 in the third quarter of 2002), which was partially offset by a decrease in rates on new mortgage loans receivable, repayments of higher-yielding loans and lower rates earned on short-term investments.

Service agreement income was $615,000 for the third quarter of 2003, compared to $473,000 in the same period of 2002. The increase of $142,000 was the result of increased lending activity.

Interest expense on debentures was $1,568,000 for the quarter ended September 30, 2003, compared to $1,384,000 for the same period of 2002. The increase of $184,000 was primarily due to a $14,400,000 increase in the average balance of debentures outstanding in the third quarter of 2003 ($83,400,000), compared to the third quarter of 2002 ($69,000,000). This increase was partially offset by a 75 basis point decrease in interest rates on floating-rate debentures as well as new fixed-rate debentures issued at a lower rate than those that matured.

Amortization of deferred debenture offering costs was $243,000 for the quarter ended September 30, 2003, compared to $200,000 for the same period of 2002. The increase of $43,000 reflected the increased amount of debentures outstanding.

General and administrative expenses increased to $401,000 for the quarter ended September 30, 2003, from $347,000 for the same period of 2002. The increase was primarily the result of an increase in: directors fees of $17,000, a provision for loan losses of $15,000 and occupancy expenses of $14,000 .

The provision for income taxes for the quarter ended September 30, 2003 amounted to $427,000, compared to $325,000 for the quarter ended September 30, 2002. The Company's effective tax rate was approximately 46% for the third quarter of 2003 verses 37% in the third quarter of 2002. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company. In the third quarter of 2002, a favorable adjustment of $61,000 resulting from the finalization of the 2001 tax returns and allocation of taxable income between the Parent Company and it's subsidiaries reduced the Company's tax expense.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
AND  2002
---------

The Company recorded net income of $1,278,000 for the nine-months September 30, 2003, compared to net income of $1,273,000 for the nine-months ended September 30, 2002.

Interest income was $6,919,000 for the nine-months ended September 30, 2003, compared to $6,390,000 for the same period a year ago. The increase of $529,000 was primarily due to an increase in average balance of mortgage loans receivable of $16,800,000 ($88,600,000 for the first nine months of 2003 verses $71,800,000 for the first nine months of 2002), which was partially offset by a decrease in rates on new mortgage loans receivable, repayments of higher-yielding loans and lower rates earned on short-term investments.

Service agreement income was $1,599,000 for the first nine months of 2003 compared to $1,145,000 in the same period of 2002. The increase of $472,000 was the result of increased lending activity.

Interest expense on debentures was $4,543,000 for the nine-months ended September 30, 2003, compared $4,001,000 for the same period of 2002. The increase of $542,000 was primarily due to a $12,800,000 increase in the average balance of debentures outstanding from $66,900,000 in for the first nine months of 2002 verses $79,700,000 for the first nine months of 2003. This increase was partially offset by a 75 basis point decrease in interest rates on floating-rate debentures from September 30, 2002 to September 30, 2003 and a lower rate on new fixed-rate debentures issued in 2003.

Amortization of deferred debenture offering costs was $691,000 for the nine-months ended September 30, 2003, compared to $592,000 for the same period of 2002. The increase of $99,000 reflected the increased amount of debentures outstanding.

General and administrative expenses increased to $1,254,000 for the nine-months ended September 30, 2003, from $1,040,000 for the same period of 2002. The increase primarily reflected an increase in compensation and benefits expense of $127,000 due to additional staff and salary increases, partially offset by a $49,000 increase in SFAS 91 direct fee income resulting from increased originations as well as a higher amount recognized per loan. The increase was also due to an increase in the provision for loan losses of $51,000 due to new loan originations and an increase in occupancy expense of $49,000 due to an increase in rented space and an increase in real estate tax escalation charges.

Income tax expense for the nine-months ended September 30, 2003 amounted to $1,068,000, compared to $961,000 for the nine- months ended September 30, 2002. The Company's effective tax rate was approximately 46% for the nine-months ended September 30, 2003 and 43% for the same period of 2002. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company. In the third quarter of 2002, a favorable adjustment of $61,000 resulting from the finalization of the 2001 tax returns and allocation of taxable income between the Parent Company and it's subsidiaries reduced the Company's tax expense.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

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

At September 30, 2003, the Company's has committed to lend approximately $4,753,000.

During the first nine-months of 2003, the Company received capital contributions aggregating $4,001,000 from the Parent Company.

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities. For the 15 months ending December 31, 2004, the Company is required to pay $21,250,000 principal and $5,676,000 of accrued interest on maturing subordinated debentures. The company expects to repay these debentures and related accrued interest from working capital and / or the proceeds from maturing loans.

The Company has notified holders of Series 9/18/00 debentures due to mature on January 1, 2004 that these debentures would be redeemed on November 1, 2003. On November 1, 2003, $1,250,000 of principal and $335,000 of accrued interest through October 31, 2003 was paid to the holders of these debentures.

The Company has filed a registration statement related to its proposed issuance of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $10,000,000 will be issued.

ASSET AND LIABILITY MANAGEMENT
------------------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital.

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. The Company's one-year interest rate sensitivity gap was a positive $43,115,000, or 36% of total assets, at September 30, 2003, compared to a positive $27,642,000, or 28%, at December 31, 2002. The increase was primarily due to the origination of new floating-rate loans as well as existing loans migrating into the less than one-year maturity timeframe. The new loans were funded by debentures with terms of greater than one year.

The Company has a "floor," or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. For a further discussion of interest rate risk and gap analysis, including the assumptions used in preparing the gap, see the Company's 2002 Annual Report on Form 10-K, pages 10 and 11.

The  table  that  follows  summarizes  the Company's interest-earning assets and
interest-bearing  liabilities as of    September 30, 2003, that are scheduled to
mature  or  reprice  within  the  periods  shown.

                                     0-3       4-12     Over 1-4    Over 4
($in thousands)                     Months    Months     Years       Years      Total
---------------------------------------------------------------------------------------
Floating- rate loans               $61,617         -           -          -   $ 61,617
Fixed- rate loans                    7,929   $11,084   $   4,327   $ 13,374     36,714
---------------------------------------------------------------------------------------
Total loans                         69,546    11,084       4,327     13,374     98,331
Short-term investments              15,717         -           -          -     15,717
---------------------------------------------------------------------------------------
Total rate-sensitive assets        $85,263   $11,084   $   4,327   $ 13,374   $114,048
---------------------------------------------------------------------------------------

Debentures payable                 $42,750   $ 2,000   $  17,350   $ 26,500   $ 88,600
Accrued interest on debentures       7,644       838       2,737        572     11,791
---------------------------------------------------------------------------------------
Total rate-sensitive liabilities   $50,394   $ 2,838   $  20,087   $ 27,072   $100,391
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
GAP (repricing differences)        $34,869   $ 8,246   $ (15,760)  $(13,698)  $ 13,657
---------------------------------------------------------------------------------------
Cumulative GAP                     $34,869   $43,115   $  27,355   $ 13,657   $ 13,657
---------------------------------------------------------------------------------------
Cumulative GAP to total assets        29.4%     36.3%       23.0%      11.5%      11.5%
---------------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture-selling activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2002 and 2001, which reflect changes in market prices and rates, can be found in note 12 of the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2002.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
(a)  Not Applicable
(b)  Not Applicable
(c)  Not Applicable
(d)  Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Not Applicable
(b)  Not Applicable
(c)  Not Applicable
(d)  Not Applicable

ITEM 5.  OTHER INFORMATION
     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  The following exhibits are filed as part of this report:
          31   -    Certification  of  the  principal  executive  and  financial officer  pursuant  to Section 302 of the Sarbanes- Oxley Act of  2002.
          32  -     Certification  of  the  principal  executive  and  financial officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
(b) No reports on Form 8-K were filed during the reporting period covered by this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST MORTGAGE CORPORATION

Date:  November 12, 2003          By: /s/ Lowell S. Dansker
                                      -------------------------
                                  Lowell S. Dansker, President (Principal
                                  Executive Officer),  Treasurer (Principal
                                  Financial Officer and Principal Accounting
                                  Officer) and Director

Date:  November 12, 2003          By: /s/ Lawrence G. Bergman
                                      -------------------------
                                  Lawrence G. Bergman, Vice President, Secretary
                                  and Director