Form 10-K
period 2003-12-31
INTERVEST MORTGAGE CORP
filed 2004-03-22
CIK 835955

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                             -----------------

                       Commission File Number 33-22976-NY
                                              -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                     13-3415815
       ----------------------------                ---------------------------
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

                                      None
                                ----------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days:  Yes  XX  No    .
                           --      --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act):  Yes    No  XX.
                                                         --    --

As of February 1, 2004, there were 100 shares of the registrant's common stock outstanding, all of which are held by its Parent Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None


================================================================================

                         INTERVEST MORTGAGE CORPORATION

                         2003 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART  I

                                                                             PAGE

ITEM 1      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

ITEM 2      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

ITEM 3      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    5

ITEM 4      Submission of Matters to Vote of Security Holders. . . . . . . .    5

PART II

ITEM 5      Market for Common Equity and Related Stockholder Matters . . . .    6

ITEM 6      Selected Financial Data. . . . . . . . . . . . . . . . . . . . .    6

ITEM 7      Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . . .    7

ITEM 7A     Quantitative and Qualitative Disclosures about Market Risk . . .   13

ITEM 8      Financial Statements and Supplementary Data. . . . . . . . . . .   13

ITEM 9      Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure. . . . . . . . . . . . . .   32

ITEM 9A     Controls and Procedures. . . . . . . . . . . . . . . . . . . . .   32

PART III

ITEM 10     Directors and Executive Officers of the Registrant . . . . . . .   32

ITEM 11     Executive Compensation . . . . . . . . . . . . . . . . . . . . .   34

ITEM 12     Security Ownership of Certain Beneficial Owners and Management .   34

ITEM 13     Certain Relationships and Related Transactions . . . . . . . . .   34

ITEM 14     Principal Accountant Fees and Services . . . . . . . . . . . . .   35

PART IV

ITEM 15     Exhibits, Financial Statement Schedules and Reports on Form 8-K.   35

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   39

                                     PART I

ITEM  1.  BUSINESS
------------------

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

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the "Parent Company") owns 100% of the capital stock of the Company. The Company's executive officers are directors of the Company and are also officers, directors and principal shareholders of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Center, New York, and four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida) and Intervest Securities Corporation (a broker/dealer that is an NASD and SIPC member firm also located in Rockefeller Center, New York). Intervest Securities Corporation participates as a selected dealer from time to time in the Company's offerings of debentures.

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

LENDING  ACTIVITIES

The Company's lending activities include both long-term and short-term mortgage loans on properties, such as multifamily residential apartment buildings, office buildings and commercial properties. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages.

At December 31, 2003, the Company's loan portfolio amounted to $90,417,000, compared to $74,305,000 at December 31, 2002. At December 31, 2003, $41,063,000,
or thirty-eight (38) mortgage loans receivable, were collateralized by multi-family apartment buildings located in the City of New York. These loans represent approximately 45% of the principal balance of the Company's portfolio.

Mortgage loans originated and acquired are solicited directly by the Company's officers, from existing borrowers, through advertising and from broker referrals. The Company has in the past and may in the future participate in mortgages originated by its affiliates, including Intervest National Bank.

The Company's mortgage loans typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgages owned by the Company provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. Seventy-two (72) of the mortgage loans in the Company's portfolio, representing approximately 88% of the principal balance of the Company's portfolio, have balloon payments due at the time of their maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage, or if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage. To the extent that the aggregate net revenues from the Company's mortgage investments are insufficient to provide funds equal to the payments due under the Company's debt obligations, then the Company would be required to utilize its working capital for such purposes or otherwise obtain the necessary funds from outside sources. No assurance can be given that such funds would be available to the Company. The Company's mortgage loans are generally not personal obligations of the borrower and are not insured or guaranteed by governmental agencies.

In determining whether to make mortgage loans, the Company analyzes relevant real property and financial factors, which may include factors such as: the condition and use of the subject property; the property's income-producing capacity; and the quality, experience and creditworthiness of the property's owner. The Company requires that all mortgaged properties be covered by property insurance in amounts deemed adequate in the opinion of management. In addition, representatives of the Company, as part of the approval process, make physical inspections of properties being considered for mortgage loans.

The Company's mortgage loans include first mortgage loans and junior mortgage loans. The Company owns Forty-five (45) junior mortgages. These mortgages are subordinate in right of payment to senior mortgages on the various properties. In all cases, in the opinion of management, the current value of the underlying property collateralizing the mortgage loan is in excess of the stated amount of its junior mortgage loan plus the senior loan. Therefore, in the opinion of management of the Company, each property on which a mortgage owned by the Company is a lien constitutes adequate collateral for the related mortgage loan. Accordingly, in the event the owner of a property fails to make required debt service payments, management believes that, based upon current value, upon a foreclosure of the mortgage and sale of the property, the Company would recover its entire investment. However, there can be no assurance that the current value of the underlying property will be maintained.

The Company does not have a formal policy regarding the percentage of its assets that may be invested in any single mortgage, or in any type of mortgage investment, or regarding the geographic location of properties collateralizing the mortgages owned by the Company.

The majority of the Company's mortgages are non-recourse. It is expected that most mortgages that the Company acquires in the future will be non-recourse mortgages as well. Under the terms of non-recourse mortgages, the owner of the property subject to the mortgage has no personal obligation to pay the mortgage note which the mortgage secures. Therefore, in the event of default, the Company's ability to recover its investment is solely dependent upon the value of the mortgaged property and balances of any loans secured by mortgages and liens that are senior in right to the Company, which must be paid from the net proceeds of any foreclosure proceeding. Any loss the Company may incur as a result of the foregoing factors may have a material adverse effect on the Company's business, financial condition and results of operations. At December 31, 2003: four of the mortgages in the Company's portfolio (representing approximately 8% of the principal balance in the Company's portfolio) allowed recourse against the mortgagor only with respect to liabilities related to tenant security deposits; forty-six (46) of the mortgages (representing approximately 55% of the principal balance in the Company's portfolio) allowed recourse against the mortgagor only with respect to liabilities relating to tenant security deposits, proceeds from insurance policies, losses arising under environmental laws and losses resulting from waste or acts of malfeasance; twenty six (26) loans (representing approximately 36% of the portfolio), are full recourse; two(2) loans (representing approximately 1% of the portfolio), are full recourse loans currently in default; and four loans were without recourse. In addition, at December 31, 2003, twenty-five (25) of the Company's mortgages were guaranteed by third parties.

REAL  ESTATE  INVESTING  ACTIVITIES

The Company periodically may purchase equity interests in real property or it may acquire such an equity interest pursuant to a foreclosure upon a mortgage in the normal course of business. With respect to such equity interests in real estate, the Company may acquire and retain title to properties either directly or through a subsidiary. While no such transactions are presently pending, the Company would, in appropriate circumstances, consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities. While the Company has not previously made acquisitions of real property, its management has had substantial experience in the acquisition and management of properties.

TEMPORARY  INVESTMENT  ACTIVITIES

The Company has historically invested its excess cash (after meeting its lending commitments) in commercial paper and certificate of deposits issued by large commercial banks and U.S. government securities. The level of such investments fluctuates based on various factors, including liquidity needs, loan demand and scheduled repayments of debentures. Cash and short-term investments at December 31, 2003 amounted to $25,772,000, compared to $17,946,000 at December 31, 2002.

LOAN  LOSS  EXPERIENCE

For financial reporting purposes, the Company considers a loan as delinquent or non-performing when it is contractually past due 90 days or more as to principal or interest payments. The Company evaluates its portfolio of mortgage loans based on various factors to determine the need for an allowance for loan losses. At December 31, 2003, the allowance was $191,000, compared to $101,000 at December 31, 2002. At December 31, 2003, two real estate loans with an aggregate principal balance of $1,058,000 were on nonaccrual status. These loans were considered impaired under the criteria of SFAS No. 114. The company believes the estimated fair value of each of the underlying properties (which are located in New York City ) is greater than its recorded investment. As a result, there was no specific valuation allowance maintained. During March 2004, one of the aforementioned loans was repaid in full and the other was brought current and returned to accrual status. At December 31, 2003 and 2002, there were no other impaired loans or loans ninety days past due and still accruing interest.

SOURCES  OF  FUNDS

The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations. Subordinated debentures outstanding at December 31, 2003 totaled $87,350,000, compared to $74,000,000 at December 31, 2002.

EMPLOYEES

At December 31, 2003, the Company employed sixteen 16 full-time employees. The Company provides a health care insurance benefit plan and a 401K plan to its employees. The employees are not covered by a collective bargaining agreement and the Company believes its employee relations are good.

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

INVESTMENT  IN  SUBSIDIARIES

The following table provides information regarding Intervest Mortgage Corporation's subsidiaries:

                                                At December, 31 2003
                                         -----------------------------------          Subsidiaries
($in thousands)                            % of                   Equity in      Earnings (Loss) for the
                                          Voting       Total     Underlying        Year Ended Dec. 31,
Subsidiary                                 Stock    Investment   Net Assets     2003      2002      2001
---------------------------------------  ---------  -----------  -----------  --------  --------  --------
Intervest Distribution Corporation            100%  $        31  $        31  $    (1)  $    (1)  $    (1)
Intervest Realty Servicing Corporation        100%  $       692  $       692  $     3   $     6   $    11

There were no dividends paid to the Company by its subsidiaries in 2003, 2002 or 2001.

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

ITEM 2.  PROPERTIES
         ----------

The Company's office is located in leased premises (approximately 6,000 square feet) on the tenth floor of 10 Rockefeller Plaza, New York, N.Y, 10020, which it shares with its Parent company. In October 2003, the Parent Company leased the entire fourth floor of One Rockefeller Plaza in New York City (approximately 21,400 square feet) through March 2014. The Company expects to be moving from its present location to a portion of the recently leased space in the second quarter of 2004. The current lease for the tenth floor of 10 Rockefeller Plaza will expire in September 2004, or earlier if such space is rented by the landlord prior thereto.

ITEM 3.  LEGAL  PROCEEDINGS
         ------------------

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------

None

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
          ---------------------------------------------------------------

The Company is a wholly owned subsidiary of the Parent Company. The payment of dividends by the Company to the Parent Company is subject to restrictions. The Company cannot declare or pay any dividend or make any distribution on its capital stock (other than dividends or distributions payable in capital stock), or purchase, redeem or otherwise acquire or retire for value, or permit any subsidiary to purchase or otherwise acquire for value, capital stock of the Company, if at the time of such payment, the Company is not in compliance with the indentures under which the Company's debentures were issued. The payment of dividends is determined by the Company's Board of Directors and in addition to the restrictions noted above, is dependent upon results of operations and financial condition of the Company, and tax considerations of both the Company and the Parent Company. The Company paid a $3,000,000 dividend to the Parent Company in 2000. The actual amount, if any, and timing of future dividends will depend on such factors.

ITEM  6.   SELECTED  FINANCIAL  DATA
           -------------------------

The table below presents selected consolidated financial data. This data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

                                                              At or For The Year Ended December 31,
                                                          ---------------------------------------------
($in thousands)                                             2003     2002     2001      2000     1999
-------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION DATA:
Total assets                                              $119,578  $97,311  $83,083  $74,860   $98,740
Cash and short-term investments                             25,772   17,946   16,752   19,476    30,754
Mortgage loans receivable, net of deferred fees             89,307   73,499   62,665   51,992    63,290
Subordinated debentures and related interest payable (1)    99,402   84,751   72,113   64,347    84,600
Stockholder's equity                                        18,173   11,413    9,847    9,269    12,140
Allowance for mortgage loan losses                             191      101       18        -         -
-------------------------------------------------------------------------------------------------------
OPERATIONS DATA:
Interest income                                           $  9,269  $ 8,420  $ 7,625  $ 8,519   $10,552
Service fee income                                           2,343    1,597      463      285       223
Gain on early repayment of mortgages receivable                260      334      582      340       369
Other income                                                   196      125      106      130        75
-------------------------------------------------------------------------------------------------------
Total revenues                                              12,068   10,476    8,776    9,274    11,219
-------------------------------------------------------------------------------------------------------

Interest expense                                             6,187    5,483    5,849    6,922     8,150
Amortization of deferred debenture offering costs              953      805      662      714       899
General and administrative expenses                          1,673    1,415    1,192    1,015     1,118
-------------------------------------------------------------------------------------------------------
Total expenses                                               8,813    7,703    7,703    8,651    10,167
-------------------------------------------------------------------------------------------------------
Earnings before income taxes and extraordinary item          3,255    2,773    1,073      623     1,052
Provision for income taxes                                   1,496    1,207      495      288       480
-------------------------------------------------------------------------------------------------------
Income before extraordinary item                             1,759    1,566      578      335       572
Extraordinary item, net of taxes (2)                             -        -        -     (206)        -
-------------------------------------------------------------------------------------------------------
Net income                                                $  1,759  $ 1,566  $   578  $   129   $   572
-------------------------------------------------------------------------------------------------------
RATIOS AND OTHER DATA
Ratio of earnings to fixed charges (3)                        1.5x     1.4x     1.2x     1.1x      1.1x
Dividends paid to Parent Company                          $      -  $     -  $     -  $ 3,000   $     -
-------------------------------------------------------------------------------------------------------

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

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         ---------------------------------------------------------------------
         RESULTS  OF  OPERATIONS
         -----------------------

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

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the "Parent Company") owns 100% of the capital stock of the Company. The Company's executive officers are directors of the Company and are also officers, directors and principal shareholders of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Center, New York, and four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida) and Intervest Securities Corporation (a broker/dealer that is an NASD and SIPC member firm also located in Rockefeller Center, New York). Intervest Securities Corporation participates as a selected dealer from time to time in the Company's offerings of debentures.

The Company has historically invested primarily in short-term real estate mortgage loans secured by income producing real property that mature within approximately five years. The properties to be mortgaged are inspected by representatives of the Company and mortgage loans are made only on those type of properties where management is knowledgeable as to operating income and expense. The Company generally relies upon management in connection with the valuation of properties. From time to time, however, it may engage independent appraisers and other agents to assist in determining the value of income-producing properties underlying mortgages, in which case the costs associated with such services are generally paid by the mortgagor. The Company does not finance new construction. While the Company has not previously made acquisitions of real property, it may also, from time to time, acquire interests in real property, including fee interests.

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

The prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely. Of the eighty-two (82) mortgages in the portfolio: six allow prepayment without penalty; four prohibit prepayment; thirty-eight (38) permit prepayment only after passage of a specific period; and thirty-four (34) permit prepayment after payment of penalties ranging from 0.5% up to 5% of the principal balance.

The Company's profitability depends on its net interest income, which is the difference between interest income generated from its mortgage loans and the interest expense, inclusive of amortization of offering costs, incurred on its debentures. The Company's profitability is also affected by its noninterest income and expenses, provision for loan losses and effective income tax rate. Noninterest income consists of fee income from providing mortgage loan origination and other services to Intervest National Bank as well as loan service charges and prepayment income generated from the Company's loan portfolio. Noninterest expense consists mainly of compensation and benefits expense, occupancy expenses, professional fees, insurance expense and other operating expenses.

The Company's profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic conditions in that area also have an impact on the Company's operations. Additionally, terrorist acts, such as those that occurred on September 11, 2001, and armed conflicts, such as the recent Gulf War, may have an adverse impact on economic conditions.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND DECEMBER 31, 2002

Total assets at December 31, 2003 increased to $119,578,000, from $97,311,000 at December 31, 2002. The increase is primarily reflected in new loan originations.

Cash and cash equivalents increased to $25,772,000 at December 31, 2003, from $17,946,000 at December 31, 2002.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $89,116,000 at December 31, 2003, compared to $73,398,000 at December 31, 2002. At December 31, 2003, two real estate loans with an aggregate principal balance of $1,058,000 were on nonaccrual status. These loans were considered impaired under the criteria of SFAS No.114. The company believes the estimated fair value of each of the underlying properties (which are located in New York City ) is greater than its recorded investment. As a result, there was no specific valuation allowance maintained. During March 2004, one of the aforementioned loans was repaid in full and the other was brought current and returned to accrual status. At December 31, 2003 and 2002, there were no other impaired loans or loans ninety days past due and still accruing interest.

Management's periodic evaluation of the need for or adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on any impaired loans that may be susceptible to significant change. The allowance for loan losses amounted to $191,000 at December 31, 2003 and $101,000 at December 31, 2002. An allowance was not maintained at any time during 2000. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions, or other factors, differ from those assumed.

Deferred debenture offering costs, net of accumulated amortization, increased to $2,851,000 at December 31, 2003, from $2,556,000 at December 31, 2002. The increase was primarily due to $1,248,000 of additional deferred costs associated with the issuance of new debentures, partially offset by normal amortization.

Total liabilities at December 31, 2003 increased to $101,405,000, from $85,898,000 at December 31, 2002. The increase primarily reflected an increase in debentures to $87,350,000 at year-end 2003, from $74,000,000 at December 31, 2002. The increase was due to the issuance of Series 1/21/03 and 7/25/03 debentures totaling $16,000,000 in principal amount. The sales, after underwriter's commissions and other issuance costs, resulted in net proceeds of $14,826,000. The new debentures were offset by Series 11/10/98 debentures that matured and were retired on January 1, 2003 (principal of $1,400,000 and accrued interest of $570,000) and Series 9/18/00 debentures (maturing on January 1,
2004) that were redeemed on November 1, 2003 (principal of $1,250,000 and accrued interest of $335,000).

At December 31, 2003, debenture interest payable at maturity amounted to $12,052,000, compared to $10,751,000 at year-end 2002. The increase was due to accruals during the year less the repayment of interest resulting from the maturity or early redemption of debentures. Nearly all of the accrued interest payable at December 31, 2003 is due and payable at the maturity of various debentures.

Stockholder's equity increased to $18,173,000 at December 31, 2003, from $11,413,000 at December 31, 2002 due to net income of $1,759,000 and capital contributions from the Parent Company of $5,001,000.

COMPARISON  OF  RESULTS  OF  OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 AND
2002

The Company's net income increased $193,000 to $1,759,000 in 2003 from $1,566,000 in 2002. The increase was primarily due to a $746,000 increase in service fee income received from Intervest National Bank, partially offset by a $289,000 increase in income tax expense and a $258,000 increase in general and administrative expenses.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2003 and 2002. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                           For the Year Ended December 31,
                                             ------------------------------------------------------------
                                                         2003                           2002
                                             -----------------------------  -----------------------------
                                             Average    Interest   Yield/   Average    Interest   Yield/
($in thousands)                              Balance   Inc./Exp.    Rate    Balance   Inc./Exp.    Rate
---------------------------------------------------------------------------------------------------------
                  Assets
Mortgage loans receivable (1)                $ 91,123  $    9,066    9.95%  $ 71,346  $    8,131   11.40%
Short-term investments                         13,502         203    1.50     15,473         289    1.87
---------------------------------------------------------------------------------------------------------
Total interest-earning assets                 104,625  $    9,269    8.86%    86,819  $    8,420    9.70%
---------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      3,659                          3,000
---------------------------------------------------------------------------------------------------------
Total assets                                 $108,284                       $ 89,819
---------------------------------------------------------------------------------------------------------

      Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 92,172  $    7,140    7.75%  $ 77,742  $    6,288    8.09%
Noninterest-bearing liabilities                 1,858                          1,488
Stockholders' equity                           14,254                         10,589
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $108,284                       $ 89,819
---------------------------------------------------------------------------------------------------------
Net interest income                                    $    2,129                     $    2,132
---------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 12,453                2.03%  $  9,077                2.46%
---------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.13x                          1.12x
---------------------------------------------------------------------------------------------------------

     (1)  Mortgage loans receivable include non-performing loans.

Net interest income amounted to $2,129,000 in 2003, compared to $2,132,000 in 2002. The growth in average interest-earning assets was offset by the Company's yield on interest-earning assets decreasing at a faster pace than its cost of debentures. The growth in average assets consisted of net new mortgage loans of $19,777,000 funded primarily by new debentures of $14,430,000 and a $3,665,000 increase in average stockholders' equity.

The yield on interest-earning assets decreased 84 basis points (bp) to 8.86% in 2003 due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on short-term investments. The cost of debentures decreased 34 bp to 7.75% in 2003 largely due to lower rates paid on $41,500,000 of floating-rate debentures. These debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 25 bp from December 2002.

Service agreement income from Intervest National Bank increased to $2,343,000 in 2003, from $1,597,000 in 2002. The increase of $746,000 was due to increased loan origination services provided to the bank.

General and administrative expenses aggregated $1,673,000 in 2003, compared to $1,415,000 in 2002. The increase of $258,000 was primarily the result of an increase in salary expense of $149,000 (resulting from additional staff, salary increases and a higher cost of benefits) and a $45,000 increase in occupancy expense, primarily due to additional rented space and higher escalation costs under the lease.

The provision for income taxes amounted to $1,496,000 and $1,207,000 in 2003 and 2002, respectively. The provision represented 46% and 44% of pretax income for 2003 and 2002, respectively.

COMPARISON  OF  RESULTS  OF  OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 AND
2001

The Company's net income increased $988,000 to $1,566,000 in 2002 from $578,000 in 2001. The increase was primarily due to a $1,134,000 increase in service fee income received from Intervest National Bank and an increase in net interest income of $1,018,000. These increases were partially offset by a $248,000 decrease in gains from early repayment of mortgages, a $712,000 increase in income tax expense and a $223,000 increase in general and administrative expenses.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2002 and 2001. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                             For the Year Ended December 31,
                                             ------------------------------------------------------------
                                                          2002                           2001
                                             -----------------------------  -----------------------------
                                             Average    Interest   Yield/   Average    Interest   Yield/
($in thousands)                              Balance   Inc./Exp.    Rate    Balance   Inc./Exp.    Rate
---------------------------------------------------------------------------------------------------------
                  Assets
Mortgage loans receivable                    $ 71,346  $    8,131   11.40%  $ 59,183  $    7,009   11.84
Short-term investments                         15,473         289    1.87     14,837         616    4.15
---------------------------------------------------------------------------------------------------------
Total interest-earning assets                  86,819  $    8,420    9.70%    74,020  $    7,625   10.30%
---------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      3,000                          2,485
---------------------------------------------------------------------------------------------------------
Total assets                                 $ 89,819                       $ 76,505
---------------------------------------------------------------------------------------------------------

     Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 77,742  $    6,288    8.09%  $ 65,664  $    6,511    9.92%
Noninterest-bearing liabilities                 1,488                          1,472
Stockholders' equity                           10,589                          9,369
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $ 89,819                       $ 76,505
---------------------------------------------------------------------------------------------------------
Net interest income                                    $    2,132                     $    1,114
---------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $  9,077                2.46%  $  8,356                1.50%
---------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.12x                          1.13x
---------------------------------------------------------------------------------------------------------

Net interest income increased to $2,132,000 in 2002 from $1,114,000 in 2001 due to growth in average interest-earning assets an increase in the net interest margin. The growth in average assets consisted of net new mortgage loans of $12,163,000 funded by new debentures of $12,078,000 and a $1,220,000 increase in average stockholders' equity.

The yield on interest-earning assets decreased 60 basis points (bp) to 9.70% in 2002 due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on short-term investments. The cost of debentures decreased at a faster pace, or 183 bp, to 8.09% in 2002 largely due to lower rates paid on $41,500,000 of floating-rate debentures. These debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased a total of 525 basis points from January 1, 2001 to December 31, 2002.

Service agreement income from Intervest National Bank was $1,597,000 in 2002, compared to $463,000 in 2001. The increase of $1,134,000 was due to increased loan origination services provided to the bank.

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

The provision for income taxes amounted to $1,207,000 and $495,000 in 2002 and 2001, respectively. The provision represented 44% and 46% of pretax income for 2002 and 2001, respectively.

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

On April 1, 2002, $2,500,000 of principal and $586,000 of accrued interest was repaid on Series 6/28/99 debentures due July 1, 2002. On January 1, 2003, $1,400,000 of principal and $570,000 of accrued interest was repaid on Series 11/10/98 debentures due January 1, 2003. On November 1, 2003, $1,250,000 of principal and $335,000 of accrued interest was repaid on Series 9/18/00 debentures due January 1, 2004.

In February of 2002, August of 2002, February 2003, August 2003 and January 2004, the Company completed the sale of debentures in the principal amounts of $5,750,000 $7,750,000, $7,500,000, $8,500,000 and $10,000,000, respectively, which resulted in net proceeds of approximately $5,299,000, $7,172,000, $6,953,000, $7,909,000 and $9,280,000, respectively, after underwriter's commissions  and  other  issuance  costs.

The Company intends to file an offering to issue additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $11,500,000 will be issued in the second quarter of 2004.

OFF-BALANCE  SHEET  COMMITMENTS

At  December  31,  2003,  the  Company's  total  commitments  to lend aggregated
$14,435,000, all of which will either close or expire in 2004. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

CONTRACTUAL  OBLIGATIONS

The following table summarizes the Company's payments due for specific contractual obligations at December 31, 2003.

                                                                         Due In
                                                        ----------------------------------------
                                                                 2005 and   2007 and   2009 and
($in thousands)                                Total     2004      2006       2008       Later
------------------------------------------------------------------------------------------------
Subordinated debentures payable               $ 87,350  $20,000  $  38,100  $  15,250  $  14,000
Debenture interest payable                      12,052    6,656      4,707        532        157
Operating lease payments due third party           177      177          -          -          -
Operating lease payments due Parent Company      4,271      297        792        824      2,358
------------------------------------------------------------------------------------------------
                                              $103,850  $27,130  $  43,599  $  16,606  $  16,515
------------------------------------------------------------------------------------------------

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

The Company has a "floor," or minimum rate, on many of its floating-rate loans. The floor for each specific loan is determined in relation to the prevailing market rates on the date of origination and most adjust upwards in the event of increases in the prevailing rate. This feature reduces the effect on interest income in a falling rate environment.

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2003, that are scheduled to mature or reprice within the periods shown. Floating-rate loans and debentures, which are subject to adjustment at any time, are included in the 0-3 month period rather than in the period in which they mature. Fixed-rate loans and debentures are scheduled according to their contractual maturities.

                                     0-3       4-12     Over 1-4    Over 4
($in thousands)                     Months    Months     Years       Years      Total
---------------------------------------------------------------------------------------
Floating- rate loans               $57,644   $     -   $       -   $      -   $ 57,644
Fixed- rate loans                    7,530     6,392       5,600     13,251     32,773
---------------------------------------------------------------------------------------
Total Loans                         65,174     6,392       5,600     13,251     90,417
Short-term investments              24,393         -           -          -     24,393
---------------------------------------------------------------------------------------
Total rate-sensitive assets        $89,567   $ 6,392   $   5,600   $ 13,251   $114,810
---------------------------------------------------------------------------------------

Debentures payable                 $41,500   $ 2,000   $  19,600   $ 24,250   $ 87,350
Accrued interest on debentures       7,565       898       2,966        623     12,052
---------------------------------------------------------------------------------------
Total rate-sensitive liabilities   $49,065   $ 2,898   $  22,566   $ 24,873   $ 99,402
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
GAP (repricing differences)        $40,502   $ 3,494   $ (16,966)  $(11,622)  $ 15,408
---------------------------------------------------------------------------------------
Cumulative GAP                     $40,502   $43,996   $  27,030   $ 15,408   $ 15,408
---------------------------------------------------------------------------------------
Cumulative GAP to total assets        33.9%     36.8%       22.6%      12.9%      12.9%
---------------------------------------------------------------------------------------

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
           ----------------------------------------------------------------

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture-selling activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2003 and 2002, which reflect changes in market prices and rates, can be found in note 13 of the notes to consolidated financial statements.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the section "Asset and Liability Management."

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
          -----------------------------------------------

FINANCIAL  STATEMENTS

The following consolidated financial statements of the Company are included herein:

-  Independent  Auditors'  Report  (PAGE  14)
---------------------------------
-  Consolidated  Balance  Sheets  at  December  31,  2003  and  2002  (PAGE  15)
--------------------------------------------------------------------
-  Consolidated  Statements of Operations for the Years Ended December 31, 2003,
--------------------------------------------------------------------------------
   2002  and  2001  (PAGE  16)
   ---------------
-  Consolidated  Statements  of  Changes  in  Stockholders' Equity for the Years
--------------------------------------------------------------------------------
   Ended December  31,  2003,  2002  and  2001  (PAGE  17)
   -------------------------------------------
-  Consolidated  Statements of Cash Flows for the Years Ended December 31, 2003,
--------------------------------------------------------------------------------
   2002  and  2001  (PAGE  18)
   ---------------
-  Notes  to  the  Consolidated  Financial  Statements  (PAGES  19  TO  29)
------------------------------------------------------
-  Schedule  IV  -  Mortgage  Loans  on  Real  Estate  (PAGES  30  AND  31)
-----------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Intervest Mortgage Corporation and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2003. Our audit also included Schedule IV - mortgage loans on real estate as of December 31, 2003. These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the related schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intervest Mortgage Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/  Eisner LLP
---------------
New York, New York
February 3, 2004

With respect to note 3
March 16, 2004

                             INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS


                                                                                        AT DECEMBER 31,
                                                                                      -------------------
($in thousands)                                                                         2003      2002
---------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                               $  1,379  $   3,225
Short-term investments (note 2)                                                         24,393     14,721
                                                                                      -------------------
    Total cash and cash equivalents                                                     25,772     17,946
Time deposits with banks                                                                     -      2,000
Mortgage loans receivable                                                               89,116     73,398
  (net of unearned fees and discounts and allowance for loan losses, notes 3 and 4)
Accrued interest receivable                                                                642        583
Fixed assets, net (note 5)                                                                  86         67
Deferred debenture offering costs, net (note 6)                                          2,851      2,556
Other assets                                                                             1,111        761
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $119,578  $  97,311
=========================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                         $  1,671  $     660
Subordinated debentures payable (note 7)                                                87,350     74,000
Debenture interest payable at maturity (note 7)                                         12,052     10,751
Other liabilities                                                                          332        487
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                      101,405     85,898
---------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 5 and 12)

STOCKHOLDER'S EQUITY
Class A common stock                                                                     2,100      2,100
  (no par value, 200 shares authorized, 100 issued and outstanding)
Class B common stock ( no par value, 100 shares authorized, none issued )                    -          -
Additional paid-in-capital                                                               8,510      3,509
Retained earnings (note 8)                                                               7,563      5,804
---------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                              18,173     11,413
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                            $119,578  $  97,311
=========================================================================================================
See accompanying notes to consolidated financial statements.

                           INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            YEAR ENDED DECEMBER 31,
                                                                            ------------------------
($in thousands)                                                              2003     2002     2001
----------------------------------------------------------------------------------------------------

REVENUES
Interest and fee income on mortgages                                        $ 9,066  $ 8,131  $7,009
Interest income on short-term investments                                       203      289     616
                                                                            -------  -------  ------
     Total interest and fee income                                            9,269    8,420   7,625
Service agreement income - related party (note 10)                            2,343    1,597     463
Gain on early repayment of mortgages                                            260      334     582
Other income                                                                    196      125     106
----------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                               12,068   10,476   8,776
----------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                                        6,187    5,483   5,849
Amortization of deferred debenture offering costs                               953      805     662
General and administrative                                                    1,673    1,415   1,192
----------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                                8,813    7,703   7,703
----------------------------------------------------------------------------------------------------

Income before provision income taxes                                          3,255    2,773   1,073
Provision for income taxes (note 11)                                          1,496    1,207     495
----------------------------------------------------------------------------------------------------
NET INCOME                                                                  $ 1,759  $ 1,566  $  578
====================================================================================================

See accompanying notes to consolidated financial statements.

                      INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                   YEAR ENDED DECEMBER 31,
                                                                   ------------------------
($in thousands)                                                     2003     2002     2001
-------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
-------------------------------------------------------------------------------------------
Balance at beginning and end of year                               $ 2,100  $ 2,100  $2,100
-------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
-------------------------------------------------------------------------------------------
Balance at beginning and end of year                                     -        -       -
-------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of year                                         3,509    3,509   3,509
Contribution from Parent Company                                     5,001        -       -
-------------------------------------------------------------------------------------------
Balance at end of year                                               8,510    3,509   3,509
-------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                                         5,804    4,238   3,660
Net income                                                           1,759    1,566     578
-------------------------------------------------------------------------------------------
Balance at end of year                                               7,563    5,804   4,238
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF YEAR                          $18,173  $11,413  $9,847
===========================================================================================
See accompanying notes to consolidated financial statements.

                          INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
($in thousands)                                                      2003       2002       2001
--------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                         $  1,759   $  1,566   $    578
Adjustments to reconcile net income to net cash provided by
   operating activities:
  Depreciation                                                           33         28         24
  Amortization of deferred debenture offering costs                     953        805        662
  Amortization of premiums, fees and discounts, net                    (878)      (640)      (608)
  Gain on early repayment of mortgage loans                            (260)      (334)      (582)
  Increase (decrease) in mortgage escrow funds payable                1,011          2       (170)
  Increase in debenture interest payable at maturity                  1,301      1,638      1,917
  Change in all other assets and liabilities, net                       968        883      1,023
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             4,887      3,948      2,844
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                    62,209     25,494     38,294
Originations and purchases of mortgage loans receivable             (78,321)   (36,205)   (49,088)
Decrease (increase) in interest-earning time deposits                 2,000     (2,000)         -
Purchases of fixed assets                                               (52)       (31)       (10)
--------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                               (14,164)   (12,742)   (10,804)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs          14,752     12,488      6,636
Principal repayments of debentures                                   (2,650)    (2,500)    (1,400)
Capital contribution from Parent Company                              5,001          -          -
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            17,103      9,988      5,236
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  7,826      1,194     (2,724)

Cash and cash equivalents at beginning of year                       17,946     16,752     19,476

--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 25,772   $ 17,946   $ 16,752
==================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest                                                           $  4,886   $  3,845   $  3,933
Income taxes                                                          1,817      1,214        490
--------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1.   DESCRIPTION  OF  BUSINESS  AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION  OF  BUSINESS

     Intervest Mortgage Corporation and Subsidiaries (the "Company") is engaged in the real estate business, including the origination and purchase of real estate mortgage loans on income producing properties. The Company is a wholly owned subsidiary of Intervest Bancshares Corporation (the "Parent Company"). Officers of the Company are Directors of the Company and are officers, principal shareholders and Directors of the Parent Company.

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

     USE  OF  ESTIMATES

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and estimated fair values of the company's financial instruments.

     CASH  EQUIVALENTS

     For purposes of the statements of cash flows, cash equivalents include short-term investments that have maturities of three months or less when purchased.

     MORTGAGE  LOANS  RECEIVABLE

     Mortgage loans receivable are stated at their outstanding principal balances, net of any deferred fees or costs on originated mortgage loans receivable, unamortized discounts on purchased mortgage loans receivable and the allowance for loan losses. Purchased mortgage loans receivable, all of which have been made from affiliated companies, are recorded at cost, which is equivalent to the carrying amount of the seller. The purchase price is deemed equivalent to the fair value of the mortgage loans receivable based on their interest rates. Interest income is accrued on the unpaid principal balance. Discounts are amortized to income over the life of the related mortgage loans receivable using the constant interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield of the related mortgage loans receivable. When a loan is paid off or sold, or if a commitment expires unexercised, any unamortized net deferred amount is credited or charged to earnings accordingly.

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

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     ALLOWANCE  FOR  MORTGAGE  LOANS  LOSSES

     The allowance for mortgage loan losses is netted against mortgage loans receivable and is increased by provisions charged to operations and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem mortgage loans receivable and commitments and estimates of fair value thereof; historical chargeoffs and recoveries, adverse situations which may affect the borrowers' ability to repay, and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial
     Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan losses is computed related to certain mortgage loans receivable that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired mortgage loans receivable normally consist of mortgage loans receivable on nonaccrual status. Interest income on impaired mortgage loans receivable is recognized on a cash basis. Impairment for commercial real estate and residential mortgage loans receivable is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the observable market price of the loan or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance, and a charge to the provision for loan losses. The Company will charge off any portion of a recorded investment in a loan that exceeds its fair value of the collateral.

     FIXED  ASSETS

     Fixed assets are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Maintenance, repairs and minor improvements are charged to operating expenses as incurred.

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

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force's Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this statement had no impact on the Company's consolidated financial statements.

     ACCOUNTING FOR GUARANTEES. On January 1, 2003, the Company adopted FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The adoption of FIN 45 had no impact on the Company's consolidated financial statements.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES. In January 2003, the FASB released Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46, as revised in December 2003, changes the method of determining whether certain variable interest entities should be included in the Company's financial statementsThe Company adopted FIN 46 in December 2003 and it had no impact on the Company's consolidated financial statements since the Company it does not have any such entities.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on
     Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS 149 had no impact on the Company's consolidated financial statements.

     ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatorily redeemable noncontrolling interests has been deferred indefinitely by the FASB, pending further Board action. The adoption of SFAS 150 had no impact on the Company's consolidated financial statements.

2.   SHORT-TERM  INVESTMENTS

     At December 31, 2003 and 2002, short-term investments was comprised of bank commercial paper, money market and savings accounts with banks.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

3.   MORTGAGE  LOANS  RECEIVABLE

     Mortgage  loans  receivable  are  summarized  as  follows:

                                                     At December 31, 2003   At December 31, 2002
                                                     --------------------   --------------------
($in thousands)                                       # of loans   Amount   # of loans   Amount
------------------------------------------------------------------------------------------------
Residential multifamily mortgage loans receivable             47  $48,039           39  $45,590
Commercial real estate mortgage loans receivable              32   30,596           22   28,715
Land and land development loans receivable                     3   11,782            -        -
------------------------------------------------------------------------------------------------
Mortgage loans receivable                                     82   90,417           61   74,305
------------------------------------------------------------------------------------------------
Deferred loan fees and unamortized discount                        (1,110)                 (806)
------------------------------------------------------------------------------------------------
Mortgage loans receivable, net of fees and discount                89,307                73,499
------------------------------------------------------------------------------------------------
Allowance for mortgage loan losses                                   (191)                 (101)
------------------------------------------------------------------------------------------------
Mortgage loans receivable, net                                    $89,116               $73,398
------------------------------------------------------------------------------------------------

     At December 31, 2003, the loan portfolio consisted of $61,869,000 and $28,548,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $32,773,000 of fixed-rate loans and $57,644,000 of adjustable-rate loans. At December 31, 2002, the loan portfolio consisted of $50,419,000 and $23,886,000 of first mortgage loans and junior mortgage loans receivable, respectively. These loans were comprised of $23,020,000 of fixed-rate mortgage loans receivable and $51,285,000 of adjustable-rate mortgage loans receivable.

     At December 31, 2003, effective interest rates on mortgages ranged from 5.08% to 17.19%, compared to 6.98% to 14.03% at December 31, 2002. Many of the mortgage loans receivable have an interest rate floor which resets upward along with any increase in the loan's interest rate. This feature reduces the loan's interest rate exposure in periods of declining interest rates.

     During 2003, 2002 and 2001, certain mortgages were repaid in full prior to their maturity date. The prepayments resulted in the recognition of unearned fees and discounts associated with such mortgage loans receivable, as well as the receipt of prepayment penalties in certain cases. For 2003, 2002 and 2001, income associated with the prepayments of mortgages was $260,000, $334,000 and $582,000, respectively.

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

     The geographic distribution of the properties that collateralize the loan portfolio is summarized as follows:

                 At December 31, 2003  At December 31, 2002
                 --------------------  --------------------
($in thousands)  Amount   % of Total   Amount   % of Total
-----------------------------------------------------------
New York         $80,130        88.6%  $59,694        80.3%
Florida            5,200         5.8     3,462         4.7
Pennsylvania       2,156         2.4     1,940         2.6
New Jersey         1,309         1.4     8,331        11.2
Connecticut          793         0.9         -           -
All other            829         0.9       878         1.2
-----------------------------------------------------------
                 $90,417       100.0%  $74,305       100.0%
-----------------------------------------------------------

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

3.   MORTGAGE  LOANS  RECEIVABLE,  CONTINUED

     The following table shows scheduled contractual principal repayments of the loan portfolio at December 31, 2003:

($in thousands)
--------------------------------------
Year ended December 31, 2004   $22,477
Year ended December 31, 2005    33,551
Year ended December 31, 2006    11,913
Year ended December 31, 2007     1,749
Year ended December 31, 2008     7,720
Thereafter                      13,007
--------------------------------------
                               $90,417
--------------------------------------

     At December 31, 2003, $49,089,000 of mortgage loans receivable with adjustable rates and $18,851,000 of mortgage loans receivable with fixed rates were due after one year. At December 31, 2003, two real estate loans with an aggregate principal balance of $1,057,000 were on nonaccrual status. These loans are considered impaired under the criteria of SFAS No.114. Both loans are second mortgages where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in these loans totaled $1,058,000. The Company has commenced foreclosure proceedings against the borrowers and currently believes the estimated fair value of each of the underlying properties is sufficient to provide for repayment of its recorded investment. As a result, the Company believes that no specific valuation allowance is required. In March 2004, one of the aforementioned loans was repaid in full and the other was brought current and returned to accrual status. Interest income that was not recorded on the nonaccrual loans under their contractual terms amounted to $58,000 for the year ended December 31, 2003. The average balance of impaired loans for the year ended December 31, 2003 was approximately $610,000. At December 31, 2003 and 2002, there were no other impaired loans or loans which were ninety days past due and still accruing interest.

4.   ALLOWANCE  FOR  MORTGAGE  LOAN  LOSSES

     Activity in the allowance for mortgage loan losses for is summarized as follows:

                                           For the Year Ended
                                               December 31,
                                  -------------------------------------
($in thousands)                      2003         2002         2001
-----------------------------------------------------------------------
Balance at beginning of year      $       101  $        18  $         -
Provision charged to operations            90           83           18
-----------------------------------------------------------------------
Balance at end of year            $       191  $       101  $        18
-----------------------------------------------------------------------

5.   FIXED  ASSETS,  LEASE  COMMITMENTS  AND  RENTAL  EXPENSE

     Fixed  assets  are  summarized  as  follows:

                                    At December 31,
                                   -----------------
($in thousands)                      2003     2002
----------------------------------------------------
Furniture, fixtures and equipment   $   99  $    85
Automobiles                             43       58
----------------------------------------------------
Total cost                             142      143
----------------------------------------------------
Less accumulated deprecation           (56)     (76)
----------------------------------------------------
Fixed assets, net                   $   86   $   67
----------------------------------------------------

The Company occupies its office space under a lease which terminates on September 30, 2004. In addition to minimum rents, the Company is required to pay its proportionate share of increases in the building's real estate taxes and costs of operation and maintenance as additional rent.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

5.   FIXED  ASSETS,  LEASE  COMMITMENTS  AND  RENTAL  EXPENSE,  CONTINUED

     Rent  expense  amounted to $242,000 in 2003, $218,000 in 2002, and $183,000 in 2001. The Company shares its rented space with affiliates who were charged rent of $1,000 in 2003, 2002 and 2001. The Company's future minimum annual lease payments under this operating lease from January 1, 2004 to September 30, 2004 aggregate $177,000. In October 2003, the Parent Company leased the entire fourth floor of One Rockefeller Plaza in New York City through March 2014. The Company will be moving from its present New York location to the fourth floor upon completion of renovations and is expected to occupy approximately one-half of such space. The current lease for the tenth floor of 10 Rockefeller Plaza will expire in September 2004, or earlier if such space is rented by the landlord prior thereto. The Company will reimburse the Parent Company for the new leased space as follows:
     $297,000  in  2004;  $396,000  in 2005; $396,000 in 2006; $396,000 in 2007;
     $428,000 in 2008; and $2,358,000 thereafter for an aggregate amount of $4,271,000.

6.   DEFERRED  DEBENTURE  OFFERING  COSTS

     Deferred debenture offering costs are summarized as follows:

                                           At December 31,
                                        --------------------
($in thousands)                            2003      2002
------------------------------------------------------------
Deferred debenture offering costs        $ 7,209   $  6,044
Less accumulated amortization             (4,358)    (3,488)
------------------------------------------------------------
Deferred debenture offering costs, net   $ 2,851   $  2,556
------------------------------------------------------------

7.   SUBORDINATED  DEBENTURES  PAYABLE

     The  following  table  summarizes  debenture  payable.

                                                                          At December 31,
                                                                      ---------------------
($in thousands)                                                             2003     2002
-------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004           $ 9,000  $ 9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004           9,000    9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005            10,000   10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005           5,500    5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005           8,000    8,000
Series 11/10/98 - interest at 8 1/2% fixed   - due January 1, 2003               -    1,400
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005           2,600    2,600
Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004              2,000    2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006              2,000    2,000
Series 09/18/00 - interest at 8% fixed       - due January 1, 2004               -    1,250
Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006           1,250    1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008           1,250    1,250
Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005             1,750    1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007             2,750    2,750
Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009             2,750    2,750
Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005           1,250    1,250
Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007           2,250    2,250
Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009           2,250    2,250
Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006           1,750    1,750
Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008           3,000    3,000
Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010           3,000    3,000
Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006              1,500        -
Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008              3,000        -
Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010              3,000        -
Series 07/25/03 - interest at 6 1/2% fixed   - due October 1, 2006           2,500        -
Series 07/25/03 - interest at 6 3/4% fixed   - due October 1, 2008           3,000        -
Series 07/25/03 - interest at 7 % fixed      - due October 1, 2010           3,000        -
-------------------------------------------------------------------------------------------
                                                                            87,350   74,000
-------------------------------------------------------------------------------------------

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

7.   SUBORDINATED  DEBENTURES  PAYABLE,  CONTINUED

     The "Prime" in the preceding table refers to the prime rate of JPMorgan Chase Bank, which was 4.00% on December 31, 2003 and 4.25% at December 31, 2002.

     In January of 2004, the Company issued its Series 11/28/03 debentures in the principal amount of $10,000,000 of which $8,250,000 accrue and pay interest quarterly and $1,750,000 accrue and compound interest quarterly until maturity. Net proceeds, after deferred offering costs, amounted to $9,358,000

     In September of 2003, the Company issued its Series 07/25/03 debentures in the principal amount of $8,500,000. Net proceeds, after deferred offering costs, amounted to $7,891,000. This series accrues and pays interest quarterly.

     In March of 2003, the Company issued its Series 01/21/03 debentures in the principal amount of $7,500,000. Net proceeds, after deferred offering costs, amounted to $6,935,000. This series accrues and pays interest quarterly.

     The Company's Series 09/18/00 debentures due January 1, 2004 were redeemed on November 1, 2003. On such date, those debentures were redeemed for a total of $1,585,000, which was comprised of $1,250,000 of principal and $335,000 of accrued interest.

     On January 1, 2003, series 11/10/98 debentures totaling $1,400,000 in principal plus accrued interest of $570,000 matured and were repaid.

     The  Series  5/12/95, 10/19/95, 5/10/96, 10/15/96 and 4/30/97 floating-rate debentures have a maximum interest rate of 12%. Interest on an aggregate of $6,330,000 of these debentures is accrued and compounded quarterly, and is due and payable at maturity. The payment of interest on the remaining debentures is made quarterly. Any debenture holder in the aforementioned Series whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

     The  Series 11/10/98, 6/28/99, 9/18/00, $770,000 of Series 8/1/01, $270,000
     of Series 1/17/02 and $1,520,000 of Series 8/5/02 debentures accrue and compound interest quarterly, with such interest due and payable at maturity. Interest is paid quarterly on the remaining debentures in series 8/1/01, 1/17/02 and 8/5/02. The holders of Series 11/10/98, 6/28/99,
     9/18/00,  1/17/02  8/5/02,  1/21/03,  7/25/03  and  11/28/03 debentures can require the Company to repurchase the debentures for face amount plus accrued interest each year (beginning October 1, 2005 for Series 1/17/02, January 1, 2006 for Series 8/5/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03 and January 1, 2007 for Series 11/28/03) provided, however, that in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis

     All the debentures may be redeemed, in whole or in part, at any time at the option of the Company, for face value, except for Series 1/21/03, Series 7/25/03 and Series 11/28/03 debentures. The Series 1/21/03 debentures would be redeemable at a premium of 1% if the redemption were prior to April 1, 2004. The Series 7/25/03 debentures would be redeemable at a premium of 1% if the redemption were prior to July 1, 2004. The Series 11/28/03 debentures would be redeemable at a premium of 1% if the redemption were prior to January 1, 2005. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to the debenture.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

7.   SUBORDINATED  DEBENTURES  PAYABLE,  CONTINUED

     Scheduled contractual maturities of debentures as of December 31, 2003 are summarized as follows:

($in thousands)                Principal   Accrued Interest
------------------------------------------------------------
Year ended December 31, 2004   $   20,000  $           6,656
Year ended December 31, 2005       29,100              3,325
Year ended December 31, 2006        9,000              1,382
Year ended December 31, 2007        5,000                 66
Year ended December 31, 2008       10,250                466
Thereafter                         14,000                157
------------------------------------------------------------
                               $   87,350  $          12,052
------------------------------------------------------------

8.   DIVIDEND  RESTRICTION

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

9.   PROFIT  SHARING  PLAN

     The Company maintains a tax-qualified, profit sharing plan and trust in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a period of time. Total cash contributions to the plan for 2003, 2002 and 2001 were $13,000, $13,000 and $7,000, respectively.

10.  RELATED  PARTY  TRANSACTIONS

     The Company participates with Intervest National Bank (a wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The balances of the Company's participation in these mortgages were $5,533,000 and $6,224,000 at December 31, 2003 and 2002, respectively.

     The Company has a service agreement, which renews each January 1 unless terminated by either party, with Intervest National Bank with respect to providing mortgage loan origination and other services to Intervest National Bank. The Company earned $2,343,000, $1,597,000 and $463,000 from Intervest National Bank for 2003, 2002 and 2001, respectively, in connection with this service agreement.

     The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $18,869,000 at December 31, 2003 and $4,255,000 at December 31, 2002. The Company received interest income of $102,000, $81,000 and $41,000, in 2003, 2002 and 2001, respectively, in connection with such deposits. These amounts are included in interest income in the consolidated statements of operations.

     Intervest Securities Corporation, an affiliate, received commissions and fees aggregating $77,100, $58,000 and $0 in 2003, 2002 and 2001 in
     connection  with  the  placement of subordinated debentures of the Company.

     The Company paid fees of approximately $199,000 in 2003, $115,000 in 2002 and $140,000 in 2001 for legal services rendered by a law firm, a principal of which is a director of the Company. The Company paid commissions and fees in connection with the placement of debentures aggregating $531,000 in 2003, $515,000 in 2002 and $301,000 in 2001 to a broker/dealer, a principal of which is a director of the Company.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

11.  INCOME  TAXES

     The Company files consolidated federal and combined New York State and City income tax returns with its Parent Company on a calendar year basis. Income taxes are provided as if the Company filed a separate consolidated tax return with its subsidiaries.

     At December 31, 2003 and 2002, the Company's net deferred tax asset was $317,000 and $201,000, respectively, which is included in other assets on the balance sheet. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance was not maintained at any time in 2003, 2002 or 2001.

     Allocation of federal, state and local income taxes between current and deferred portions is as follows:

($in thousands)                 Current    Deferred   Total
------------------------------------------------------------
Year Ended December 31, 2003:
-----------------------------
   Federal                      $  1,007  $     (88)  $  919
   State and Local                   605        (28)     577
------------------------------------------------------------
                                $  1,612  $    (116)  $1,496
------------------------------------------------------------
Year Ended December 31, 2002:
-----------------------------
   Federal                      $    736  $     (24)  $  712
   State and Local                   501         (6)     495
------------------------------------------------------------
                                $  1,237  $     (30)  $1,207
------------------------------------------------------------
Year Ended December 31, 2001:
-----------------------------
   Federal                      $    406  $    (119)  $  287
   State and Local                   250        (42)     208
------------------------------------------------------------
                                $    656  $    (161)  $  495
------------------------------------------------------------

     The components of the deferred tax benefit are summarized as follows:

                                    For the Year Ended December 31,
                                  ----------------------------------
($in thousands)                       2003       2002       2001
--------------------------------------------------------------------
Deferred loan fees and discount   $     (76)  $      13   $    (148)
Allowance for loan losses               (40)        (38)         (9)
Depreciation                              -          (5)         (4)
--------------------------------------------------------------------
                                  $    (116)  $     (30)  $    (161)
--------------------------------------------------------------------

     The tax effects of the temporary differences that give rise to the deferred tax asset are summarized as follows:

                                                        At December 31,
                                                      --------------------
($in thousands)                                         2003       2002
--------------------------------------------------------------------------
Attributable to: Deferred loan fees and discount      $     219  $     144
                 Allowance for loan losses                   87         46
                 Depreciation                                11         11
--------------------------------------------------------------------------
                                                      $     317  $     201
--------------------------------------------------------------------------

A reconciliation between the statutory federal income tax rate and the Company's effective tax rate follows:

                                                       For the Year Ended December 31,
                                                       -------------------------------
($in thousands)                                          2003       2002       2001
--------------------------------------------------------------------------------------
Tax provision at statutory rate                            34.0%      34.0%      34.0%
Increase in taxes resulting from:
  State and local income taxes, net of federal benefit     11.9        9.4       12.0
  All other                                                 0.1        0.1        0.2
--------------------------------------------------------------------------------------
                                                           46.0%      43.5%      46.2%
--------------------------------------------------------------------------------------

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

12.  COMMITMENTS  AND  CONTINGENCIES

     The Company has an employment agreement with Jerome Dansker, Chairman of the Board and Executive Vice President, that expires June 30, 2005. The agreement provides for an annual salary in the present amount of $199,231, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for monthly expense payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of this amount which otherwise would have been paid to Mr. Dansker will continue until the longer of (i) the balance of the term of employment, or (ii) three years. The agreement also provides for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000. For 2003, Mr. Dansker received $4,000 of such additional compensation. No additional compensation has been paid for the years ended December 31, 2002 or 2001.

     The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to extend credit amounted to $14,435,000 at December 31, 2003, all of which will either close or expire in 2004.

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

13.  ESTIMATED  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

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

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

13.  ESTIMATED  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS,  CONTINUED

     The carrying and estimated fair values of the Company's financial instruments are as follows:

                                             At December 31, 2003   At December 31, 2002
                                             -------------------------------------------
                                             Carrying     Fair      Carrying    Fair
($in thousands)                                Value     Value        Value     Value
----------------------------------------------------------------------------------------
Financial Assets:
  Cash and cash equivalents                  $  25,772  $ 25,772  $  17,946  $  17,946
  Time deposits with banks                           -         -      2,000      2,000
  Mortgage loans receivable, net                89,116    94,035     73,398     75,270
  Accrued interest receivable                      642       642        583        583
Financial Liabilities:
  Debentures payable plus accrued interest      99,402   101,240     84,751     86,070
Off balance sheet instruments:
  Commitments to lend                              115       115         41         41
----------------------------------------------------------------------------------------

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

                                  INTERVEST MORTGAGE CORPORATION
                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                     As of DECEMBER 31, 2003

                                                                                                           Principal
                                   Stated     Final                             Face     Carrying       amount subject
                                  Interest   Maturity  Payment     Prior     Amount of   Amount of       to delinquent
                                    Rate       Date     Terms      Liens      Mortgage    Mortgage   Principal or Interest
                                  ---------  --------  -------  -----------  ----------  ----------  ---------------------
COMMERCIAL FIRST MORTGAGES
  Office Buildings
    New City, New York              6.20%    12/08/10     Y         $-        $134,000    $106,000
    New York, New York              6.75%    04/01/08     M                  2,503,000   2,503,000

    New York, New York              5.00%    04/01/09     M                  1,298,000   1,298,000
    New York, New York              8.50%    04/01/05     M                  1,191,000   1,178,000
    New York, New York              6.50%    09/01/04     M                  1,795,000   1,772,000

  Restaurants
    Decatur and
      Jonesboro, Georgia            8.50%    04/01/13     M          -         359,000     300,000
    Manassas, Virginia              6.50%    12/01/05     Y          -          52,000      46,000
    Irondequoint, New York          7.20%    12/01/12     Y          -         181,000     147,000

  Hotel
    New York, New York              9.00%    02/01/04     M          -       2,631,000   2,630,000

  Warehouse
    Brooklyn, New York              8.00%    03/01/08     M                  3,697,000   3,647,000

    Brooklyn, New York              6.38%    04/01/06     M                  1,477,000   1,457,000

  Garage
    New York, New York              8.50%    11/01/03     M                  2,163,000   2,158,000

  Retail
    Brooklyn, New York              5.25%    08/01/08     M                    545,000     537,000

    New Smyrna Beach, Florida       6.00%    12/31/12     M                  1,732,000   1,732,000
    New York, New York              7.00%    12/01/05     M                    250,000     213,000

LAND ACQUISITION FIRST MORTGAGES
  Land
    New York, New York              6.75%    06/01/06     M                  2,977,000   2,928,000

    Brooklyn, New York              6.00%    01/01/05     M                  6,455,000   6,391,000
    Brooklyn, New York              5.00%    07/01/04     M                  2,350,000   2,308,000

RESIDENTIAL FIRST MORTGAGES
  Rental Apartments Buildings
    Bronx, New York                12.75%    01/01/11     M          -         847,000     847,000
    Bronx, New York                12.00%    06/01/13     M          -       1,723,000   1,634,000
    Bronx, New York                13.50%    11/01/13     M          -       4,159,000   4,159,000
    New York, New York              7.00%    02/01/04     M                  2,736,000   2,731,000
    Brooklyn, New York              8.00%    09/01/04     M                    522,000     519,000
    New York, New York              8.00%    06/01/04     M                  2,449,000   2,424,000
    Philadelphia, Pennsylvania      7.00%    03/01/05     M                  1,868,000   1,847,000
    St. Petersburg, Florida        10.00%    03/01/05     M                    880,000     870,000
    Waterbury, Connecticut          7.50%    03/01/04     M                    793,000     791,000
    New York, New York              7.50%    03/01/06     M                  1,352,000   1,334,000
    Brooklyn, New York              7.35%    04/01/05     M                    639,000     633,000
    New York, New York              5.50%    06/01/05     M                  3,354,000   3,308,000
    New York, New York              6.50%    08/01/05     M                    895,000     883,000
    Brooklyn, New York              5.50%    08/01/18     M                  2,572,000   2,538,000
    New York, New York              6.85%    09/01/05     M                  1,120,000   1,103,000
    New York, New York              7.50%    10/01/05     M                  1,647,000   1,620,000
    Newark, New Jersey              5.50%    10/01/08     M                    398,000     389,000
    New York, New York              8.00%    05/01/06     M                  1,382,000   1,357,000
    Utica, New York                 0.55%    07/01/04     M                    742,000     735,000

COMMERCIAL JUNIOR MORTGAGES
  Office Buildings
    Tampa, Florida                 10.50%    07/01/09     M      4,964,000     464,000     462,000
    Wall township, New Jersey       9.00%    10/01/04     M      3,440,000     378,000     374,000
    New York, New York             11.00%    07/01/05     M      6,453,000     740,000     732,000           741,000
    Bronx, New York                12.00%    03/01/04     M        784,000     197,000     197,000
    New York, New York              6.00%    02/01/05     M      6,198,000     450,000     448,000
    Bronx, New York                 7.50%    09/01/04     M      2,042,000     298,000     297,000

  Retail
    Vorhees, New Jersey            11.00%    08/01/04     M      2,153,000     233,000     232,000
    Tuckerton, New Jersey          10.00%    04/01/04     M      2,170,000     300,000     297,000
    New York, New York             10.00%    05/01/06     M      5,951,000   1,987,000   1,958,000
    New Smyrna Beach, Florida       9.00%    09/01/04     M      2,790,000     198,000     196,000
    New York, New York              9.00%    09/01/05     M      3,989,000     499,000     483,000


    White Plains, New York          8.50%    04/01/07     M     10,452,000    997,000     981,000


                                                Prepayment Penalty/
                                                     Other Fees
                                  ------------------------------------------------
COMMERCIAL FIRST MORTGAGES
  Office Buildings
    New City, New York            none
    New York, New York            4% prior to 4/1/04, 3% prior to 4/1/05
                                  2% prior to 4/1/06 then 1%
    New York, New York            None
    New York, New York            1%
    New York, New York            not prepayable until 5/1/04, then greater  of
                                  1% or 31 days interest on original principal
  Restaurants
    Decatur and
      Jonesboro, Georgia          none
    Manassas, Virginia            0.50%
    Irondequoint, New York        1%

  Hotel
    New York, New York            1%

  Warehouse
    Brooklyn, New York            5% until 2/29/04, 4% until  2/28/05 3%
                                  until 2/28/06, 2% until 2/28/07, then 1%
    Brooklyn, New York            1/2% of original principal plus interest
                                  through  7/1/04
  Garage
    New York, New York            1%

  Retail
    Brooklyn, New York            5% till 8/1/04, 4% till 8/1/05, 3% till 8/1/06,
                                  2% till 8/1/07, 1% till maturity
    New Smyrna Beach, Florida     None
    New York, New York            not prepayable until 6/1/05, greater of 1%

LAND ACQUISITION FIRST MORTGAGES  or 31 days interest on $2 Million
  Land
    New York, New York            not prepayable until 7/1/04,  2% untill 7/1/05,
                                  then 1% thereafter
    Brooklyn, New York            not prepayable until 4/1/04, then 1/2%
    Brooklyn, New York            not prepayable until 4/1/04, then 1%

RESIDENTIAL FIRST MORTGAGES
  Rental Apartments Buildings
    Bronx, New York               no prepayment permitted
    Bronx, New York               no prepayment permitted
    Bronx, New York               no prepayment permitted
    New York, New York            1%
    Brooklyn, New York            1%
    New York, New York            1%
    Philadelphia, Pennsylvania    not prepayable until 9/1/04, then 1%
    St. Petersburg, Florida       not prepayable until 9/1/04, then 1%
    Waterbury, Connecticut        1%
    New York, New York            not prepayable until 6/1/05, then 1%
    Brooklyn, New York            not prepayable until 10/1/04, then 1%
    New York, New York            not prepayable until 12/1/04, then 1%
    New York, New York            not prepayable until 11/1/04, then 1%
    Brooklyn, New York            2%
    New York, New York            not prepayable until 3/1/05, then 1%
    New York, New York            1%
    Newark, New Jersey            2%
    New York, New York            not prepayable until 9/15/05, then 1%
    Utica, New York               not prepayable until 4/1/04, then 1%

COMMERCIAL JUNIOR MORTGAGES
  Office Buildings
    Tampa, Florida                1%
    Wall township, New Jersey     1%
    New York, New York            none until 10/1/04, then 1%
    Bronx, New York               1%
    New York, New York            None
    Bronx, New York               not prepayable until 3/1/04, then 1/2% of
                                  original principal
  Retail
    Vorhees, New Jersey           not prepayable until 7/1/04, then 1%
    Tuckerton, New Jersey         1%
    New York, New York            not prepayable until 6/1/05, then 1%
    New Smyrna Beach, Florida     1%
    New York, New York            not prepayable until 3/1/05, then greater
                                  of 1% or 31 days interest on original
                                  principal
    White Plains, New York        not prepayable until 1/1/06, then greater
                                  of 1% or 31 days interest on original
                                  principal

                                  INTERVEST MORTGAGE CORPORATION
                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                     As of DECEMBER 31, 2003

      REAL ESTATE -       continued

  Storage
    Lakeland, Florida              11.00%    04/01/07     M       6,989,000       436,000      432,000

  Supermarket
    New York, New York             12.00%    06/01/05     M       3,667,000       591,000      586,000

  Warehouse
    Long Island City, New York     12.00%    01/01/06     M       6,784,000     1,823,000    1,798,000

    Brooklyn, New York             12.00%    05/01/04     M       3,682,000       398,000      396,000
    New York, New York             10.00%    07/01/04     M       1,989,000       597,000      592,000

RESIDENTIAL JUNIOR MORTGAGES
  Rental Apartments Buildings
    New York, New York             10.00%    12/01/05     M        3,101,000      294,000      293,000
    New York, New York             11.00%    01/01/05     M          405,000    1,165,000    1,157,000
    Bronx, New York                11.00%    02/01/08     M        1,723,000      228,000      228,000
    New York, New York             11.00%    02/01/05     M        3,277,000    1,724,000    1,712,000
    New York, New York             11.00%    03/01/07     M          964,000      316,000      312,000           316,000
    Philadelphia, Pennsylvania     11.00%    03/01/05     M        1,595,000      288,000      286,000
    Bronx, New York                10.00%    07/01/04     M        2,299,000      168,000      170,000
    Baltimore, Maryland            12.00%    08/01/05     M        3,972,000      419,000      415,000
    New York, New York             12.00%    03/01/06     M        1,677,000      120,000      119,000
    New York, New York             12.00%    10/01/05     M          697,000      113,000      112,000
    Brooklyn, New York             10.00%    10/01/04     M          403,000       74,000       74,000
    New York, New York             12.00%    09/01/06     M        2,209,000      396,000      392,000
    New York, New York             12.00%    12/01/05     M        2,381,000      322,000      319,000
    New York, New York             12.00%    06/01/05     M        1,321,000      594,000      588,000
    New York, New York             12.00%    11/01/05     M        6,000,000    1,242,000    1,225,000

    Bronx, New York                 8.50%    05/01/05     M          790,000      198,000      197,000


    New York, New York             12.00%    05/01/05     M        9,411,000    1,292,000    1,276,000
    Brooklyn, New York              7.00%    04/17/04     M          947,000      499,000      497,000
    New York, New York             11.00%    07/01/04     M        8,890,000    2,492,000    2,464,000

    New York, New York              8.50%    09/01/08     M        1,591,000      348,000      343,000
    Hempstead, New York            12.00%    04/01/05     M        5,093,000      100,000       99,000

    New York, New York             12.00%    11/01/05     M        6,361,000      499,000      491,000
    Brooklyn, New York             12.00%    06/01/06     M        1,275,000      100,000       99,000

    New York, New York              9.00%    12/01/05     M        3,200,000      300,000      296,000


    New York, New York              9.00%    12/01/06     M        2,200,000      300,000      296,000

    Bronx, New York                12.00%    06/01/05     M       10,122,000    1,192,000    1,177,000
    Tampa, Florida                 10.00%    06/01/05     M        5,439,000    1,490,000    1,470,000
    Bronx, New York                10.00%    07/01/05     M        5,976,000    1,690,000    1,666,000
                                                                ------------  -----------  -----------  ----------------------
                                    TOTAL                       $167,816,000  $90,417,000  $89,307,000        $1,057,000
                                                                ============  ===========  ===========  ======================


  Storage
    Lakeland, Florida              4% until 4/1/04, 3% until 4/1/05

  Supermarket                      2% until 4/1/06, then 1%
    New York, New York             none until 9/1/04, then 31 days  interest

  Warehouse
    Long Island City, New York     2% until 1/1/04, 1.5% until 4/1/05,
                                   then 1% of outstanding balance
    Brooklyn, New York             31 days interest on original balance
    New York, New York             not prepayable until 4/1/04, then 1%

RESIDENTIAL JUNIOR MORTGAGES
  Rental Apartments Buildings
    New York, New York             1%
    New York, New York             not prepayable until 4/1/04, then 1%
    Bronx, New York                no prepayment permitted
    New York, New York             not prepayable until 5/1/04, then 1%
    New York, New York             not prepayable until 12/1/05, then 1%
    Philadelphia, Pennsylvania     1%
    Bronx, New York                none
    Baltimore, Maryland            not prepayable until 11/1/04, then 1%
    New York, New York             not prepayable until 3/1/05, then 1%
    New York, New York             not prepayable until 1/1/05, then 1%
    Brooklyn, New York             1%
    New York, New York             3% prior to 10/1/04 , then 1%
    New York, New York             2% until 12/1/04 then 1%
    New York, New York             not prepayable until 9/1/04, then 1%
    New York, New York             not prepayable until 5/16/05, then 31days
                                   interest on original balance
    Bronx, New York                not prepayable until 11/1/04, then the
                                   greater of  31 days interest or 1% of
                                   original principal
    New York, New York             2% until 5/1/04 then 1%
    Brooklyn, New York             not prepayable until 2/16/04, then 1%
    New York, New York             Interest until 3/1/04, greater of 1% or 31
                                   days interest on original amount
    New York, New York             2% until 9/1/04, then 1% thereafter
    Hempstead, New York            not prepayable until 10/1/04, 31 days
                                   interest thereafter
    New York, New York             2% until 11/1/04, 31 days interest thereafter
    Brooklyn, New York             not prepayable until 9/15/05, then 31 days
                                   interest
    New York, New York             not prepayable until 6/1/05, then greater
                                   of 1% or 31 days interest on original
                                   principal
    New York, New York             not prepayable until 3/1/06, then greater of
                                   1% or 31 days interest on original principal
    Bronx, New York                2% till 6/1/04, 1% thereafter
    Tampa, Florida                 not prepayable until 12/1/04, then 1%
    Bronx, New York                not prepayable until 1/1/05, then 1%

     Notes:
     (Y)        Yearly  principal  and  interest  payments
     (M)        Monthly  principal  and  interest  payments

The following summary reconciles mortgages receivable at their carrying value

                                                                        Year Ended December 31,
                                                               -------------------------------------------
                                                                   2003           2002           2001
                                                               -------------  -------------  -------------
Balance at beginning of period                                 $ 73,398,000   $ 62,647,000   $ 51,992,000
  Additions during period
    Mortgages originated and acquired                            78,321,000     36,205,000     49,088,000

  Deductions during period
    Collections of principal, net of amortization of fees and   (62,513,000)   (25,371,000)   (38,415,000)
      discounts

  Change in allowance for loan losses                               (90,000)       (83,000)       (18,000)
                                                               -------------  -------------  -------------
Balance at end of period                                       $ 89,116,000   $ 73,398,000   $ 62,647,000
                                                               =============  =============  =============

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         ----------------------------------------------------------------------
         FINANCIAL  DISCLOSURE
         ---------------------

None

ITEM  9A.  CONTROLS  AND  PROCEDURES
           -------------------------

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

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
           --------------------------------------------------------

The  current  Directors  and  Executive  Officers of the Company are as follows:

     LAWRENCE  G.  BERGMAN,  age  59,  serves  as a Director, Vice President and
Secretary of the Company and has served in such capacities since 1987. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman is also a Director, Vice-President and Secretary of Intervest Bancshares
Corporation, the Parent Company, and a Director and a member of the Loan Committee of Intervest National Bank and a Director and Vice President of Intervest Securities Corporation, wholly owned subsidiaries of Intervest Bancshares Corporation.

     MICHAEL A. CALLEN, age 63, serves as a Director of the Company, and has served in such capacity since October 1992. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Mr. Callen is President of Avalon Argus Associates, a financial consulting firm. Previously, Mr. Callen had been Senior Advisor, The National Commercial Bank, Jeddah, Kingdom of Saudi Arabia and was a Director and Sector Executive at Citicorp/Citibank , responsible for corporate banking activities in North America, Europe and Japan. Mr. Callen is a Director of Intervest Bancshares Corporation and Intervest National Bank, and also serves as a Director of AMBAC, Inc.

     JEROME DANSKER, age 85, serves as Chairman of the Board of Directors and as Executive Vice President of the Company, and has served in such capacities since June 1996 and November 1993, respectively. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker is a Director, Chairman of the Board and Executive Vice President of Intervest Bancshares Corporation, the Parent Company. He is also Chairman of the Board of Directors and Chairman of the Loan Committee of Intervest National Bank and Chairman of the Board of Directors of Intervest Securities Corporation, wholly owned subsidiaries of Intervest Bancshares Corporation.

     LOWELL S. DANSKER, age 53, serves as Vice Chairman of the Board of Directors and as President and Treasurer of the Company, and has served in such capacities since 2003 and 1987, respectively. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also Vice Chairman, President and Treasurer of Intervest Bancshares Corporation, the Parent Company, and he is the Chief Executive Officer, Director and a member of the Loan Committee of Intervest National Bank and a Director and Chief Executive Officer of Intervest Securities Corporation, wholly owned subsidiaries of Intervest Bancshares Corporation.

     PAUL DEROSA, age 62, serves as a Director of the Company, and has served in such capacity since February, 2003. Mr. DeRosa is a graduate of Columbia University with a Ph.D in Economics. Mr. DeRosa has been a principal of Mt. Lucas Management Corporation, an investment firm, since 1998. He was an Officer of Eastbridge Holdings Inc., an investment firm, from 1988 to 1998 and served as its Chief Executive Officer from 1995 to 1998. Mr. DeRosa is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     STEPHEN A. HELMAN, age 65, serves as a Director of the Company and has served in such capacity since December, 2003. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman is a lawyer in private practice in New York, New York. Mr. Helman is also a director of Intervest Bancshares Corporation. And Intervest National Bank.

     WAYNE F. HOLLY, age 47, serves as a Director of the Company and has served in such capacity since June, 1999. Mr. Holly received a Bachelor of Science degree in Economics from Alfred University. Mr. Holly is President of Sage, Rutty & Co., Inc., a member of the Boston Stock Exchange, with offices in Rochester, New York and Canandaigua, New York, and is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     LAWTON SWAN, III, age 61, serves as a Director of the Company, and has served in such capacity since February, 2000. Mr. Swan received a Bachelor of Science degree from Florida State University in Business Administration and
Insurance. Mr. Swan is President of Interisk Corporation, a consulting firm specializing in risk management and employee benefit plans, which he founded in 1978. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     THOMAS E. WILLETT, age 56, serves as a Director of the Company, and has served in such capacity since March, 1999. Mr. Willett received a Bachelor of Science Degree from the United States Air Force Academy and a law degree from Cornell University School of Law. Mr. Willett has been a partner of Harris Beach LLP, a law firm in Rochester, New York, for more than five years and is a Director of Intervest Bancshares Corporation and Intervest National Bank.

     DAVID J. WILLMOTT, age 65, serves as a Director of the Company, and has served in such capacity since June, 1989. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 25 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     WESLEY T. WOOD, age 61, serves as a Director of the Company, and has served in such capacity since April, 1992. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank, a Director of the Center of Direct Marketing at New York University, a member of the Marketing Committee at Fairfield University in Connecticut, and a Trustee of St. Dominics in Oyster Bay, New York.

All of the Directors of the Company have been elected to serve as Directors until the next annual meeting of the Company's shareholders. Each of the officers of the Company has been elected to serve as an officer until the next annual meeting of the Company's Directors.

Jerome Dansker is the father of Lowell S. Dansker.

ITEM  11.  EXECUTIVE  COMPENSATION
           -----------------------

The Chairman and Vice Chairman each receive a fee of $3,500 for each meeting of the Board he attends and the other directors receives a fee of $750 for each meeting attended. The Chairman of a Committee of the Board receives $750 for each Committee meeting attended, and other members of such Committees receive $500 per meeting attended.

Intervest Mortgage Corporation has an employment agreement with Jerome Dansker that expires June 30, 2005. The agreement provides for an annual salary in the present amount of $199,231, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for monthly expense payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of the amount which otherwise would have been paid to Mr. Dansker will continue to be paid to his legal representative until the longer of
(i) the balance of the term of employment, or (ii) three years. The agreement also provides for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000. For 2003, Mr. Dansker received $4,000 of such additional compensation. No additional compensation has been paid for the years ended December 31, 2002 or 2001.

The following table sets forth information concerning total compensation paid during the last three years to Intervest's Chairman and Executive Vice President and its Vice Chairman and President. No other executive officer of the Company received annual compensation in excess of $100,000.

                                         SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                                    Annual Compensation                      Long-Term
                                                                                           Compensation
                                           ----------------------------------------------------------------
                                                                         Other Annual
    Name and Principal Position            Year  Salary(1)   Bonuses   Compensation(2)   Awards   Pay-Outs
-----------------------------------------------------------------------------------------------------------
Jerome Dansker,
  Chairman and Executive Vice President    2003  $  224,564  $      -  $         14,600  $     -  $       -
                                           2002  $  209,424  $      -  $          2,400  $     -  $       -
                                           2001  $  214,057  $      -  $          1,700  $     -  $       -
Lowell S Dansker,
  Vice Chairman,  President and Treasurer  2003  $    5,460  $      -  $         14,250  $     -  $       -
                                           2002  $    5,460  $      -  $          2,250  $     -  $       -
                                           2001  $    5,586  $      -  $          1,525  $     -  $       -
Lawrence G. Bergman,
  Vice President and Secretary             2003  $   92,500  $  7,500  $          4,250  $     -  $       -
                                           2002  $   77,500  $      -  $          2,250  $     -  $       -
                                           2001  $   29,969  $      -  $          1,525  $     -  $       -

(1)  Includes  unused  vacation  and medical expense reimbursement paid by the Company for Jerome Dansker.

(2)  Represents  director  and  committee  fees.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
           ---------------------------------------------------------------------

Intervest Bancshares Corporation located at 10 Rockefeller Plaza, Suite 1015 New York, New York owns 100% of the outstanding stock of the Company.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
           --------------------------------------------------

Mr. Wayne F. Holly, who is a director of the Company, also serves as President of Sage, Rutty & Co., Inc., which firm has acted as an underwriter/placement agent in connection with the Company's offerings of debentures, including the offering of debentures conducted during fiscal 2003, 2002 and 2001. Sage, Rutty and Co., Inc. received fees and commissions of $531,000 in 2003, $515,000 in 2002 and $306,000 in 2001.

Mr. Thomas E. Willett, who is a director of the Company, also is a partner in the law firm of Harris Beach LLP, which firm has provided legal services to the Company and the Parent Company in 2003, 2002 and 2001. Harris Beach LLP, received fees of $199,000 in 2003, $115,000 in 2002, and $140,000 in 2001.

Intervest Securities Corporation, an affiliate, received commissions and fees aggregating $77,100 in 2003 and $58,000 in 2002 in connection with the placement of the Company's subordinated debentures.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
           ------------------------------------------

AUDIT FEES. The Company was billed $29,600 and $27,200 for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed during 2003 and 2002.

AUDIT-RELATED FEES. The Company was billed $22,800 and $8,000 for non-audit services from the Company's principal accountant during the year ended December 31, 2003 and 2002 in connection with the review of the Company's registration statements related to the issuance of subordinated debentures and the delivery of consents related thereto.

TAX FEES. The Company was not billed for and did not receive any tax compliance, tax advise or tax planning services from the Company's principal accountants in the last two fiscal years.

OTHER MATTERS. The Audit Committee of the Board of Directors has considered whether the provision of non-audit services as described above is compatible with maintaining the independence of the Company's principal accountant.

Of the time expended by the Company's principal accountant to audit the Company's financial statements for the fiscal year ended December 31, 2003, less than 50% of such time involved work performed by persons other than the principal accountant's full-time, permanent employees.


                                     PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K
           ---------------------------------------------------------------------

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

EXHIBIT  NO.      DESCRIPTION  OF  EXHIBIT
------------     -------------------------

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

     4.13 Form  of  Indenture  between  the Company and the Bank of New York, as trustee, dated as of July 1, 1999, incorporated by reference to the Company's Registration statement in Form S-11 (File No. 333-78135), declared  effective  on  June  28,  1999

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

EXHIBIT  NO.      DESCRIPTION  OF  EXHIBIT
------------     -------------------------

     4.21 Indenture between the Company and the Bank of New York, as trustee, dated August 1, 2003, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-105199), declared effective July 25, 2003.

     4.22 Indenture between the Company and the Bank of New York, as trustee, dated December 1, 2003, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-109128), declared effective November 28, 2003.

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

     10.2 Mortgage Servicing Agreement dated April 1, 2002, between the Company and Intervest National Bank.

     31 Certification of the principal executive and financial officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

     32 Certification of the principal executive and financial officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST  MORTGAGE  CORPORATION
(Registrant)

By:  /s/  Lowell  S.  Dansker             Date:  February 26, 2004
     -------------------------                   -----------------
     Lowell S. Dansker, Vice Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

CHAIRMAN  AND  EXECUTIVE  VICE  PRESIDENT:

By:  /s/  Jerome  Dansker                 Date:  February 26, 2004
     -------------------------                   -----------------
     Jerome  Dansker

VICE CHAIRMAN, PRESIDENT AND TREASURER:
(PRINCIPAL EXECUTIVE, FINANCIAL AND ACCOUNTING OFFICER):

By:  /s/  Lowell  S.  Dansker             Date:  February  26, 2004
     -------------------------                   ------------------
     Lowell S. Dansker

VICE PRESIDENT, SECRETARY AND DIRECTOR:

By:  /s/  Lawrence G. Bergman             Date:  February 26, 2004
     -------------------------                   -----------------
     Lawrence  G.  Bergman

DIRECTORS:

By:  /s/  Michael  A. Callen              Date:  February 26, 2004
     -------------------------                   -----------------
     Michael  A. Callen

By:  /s/  Paul  DeRosa                    Date:  February 26, 2004
     -------------------------                   -----------------
     Paul  DeRosa

By:  /s/  Stephen  A.  Helman             Date:  February 26, 2004
     -------------------------                   -----------------
     Stephen  A.  Helman

By:  /s/  Wayne  F. Holly                 Date:  February 26, 2004
     -------------------------                   -----------------
     Wayne  F.  Holly

By:  /s/ Lawton Swan, III                 Date:  February 26, 2004
     -------------------------                   -----------------
     Lawton  Swan,  III

By:  /s/  Thomas  E.  Willett             Date:  February 26, 2004
     -------------------------                   -----------------
     Thomas  E.  Willett

By:  /s/  David  J.  Willmott             Date:  February 26,  2004
     -------------------------                   ------------------
     David  J.  Willmott

By:  /s/  Wesley  T. Wood                 Date:  February 26, 2004
     ---------------------------                 -----------------
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