Form 10-Q
period 2004-03-31
INTERVEST MORTGAGE CORP
filed 2004-05-14
CIK 835955

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                                 --------------

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
YES  X    NO     .
    ---      ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  rule  12b-2  of  the  Exchange  Act):  YES       NO  X .
                                                        ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                    Shares Outstanding:
--------------------                    -------------------

Common Stock, no par value per share    100 shares outstanding at April 30, 2004
------------------------------------    ----------------------------------------


================================================================================

                INTERVEST MORTGAGE CORPORATION  AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2004
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

     ITEM 1.  FINANCIAL  STATEMENTS

       Condensed Consolidated Balance Sheets
         as of March 31, 2004 (Unaudited) and December 31, 2003 . . . . . . .  2

       Condensed Consolidated Statements of Operations (Unaudited)
         for the Three-Months Ended March 31, 2004 and 2003 . . . . . . . . .  3

       Condensed Consolidated Statements of Changes in Stockholder's
         Equity (Unaudited) for the Three-Months Ended
         March 31, 2004 and 2003  . . . . . . . . . . . . . . . . . . . . . .  4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Three-Months Ended March 31, 2004 and 2003 . . . . . . . . .  5

       Notes to Condensed Consolidated Financial Statements (Unaudited) . . .  6

       Review by Independent Certified Public Accountants . . . . . . . . . . 10

       Review Report of  Independent Certified Public Accountants . . . . . . 11

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . 12

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . 16

     ITEM 4. CONTROLS AND PROCEDURES  . . . . . . . . . . . . . . . . . . . . 16

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . 17

     ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
               EQUITY SECURITIES. . . . . . . . . . . . . . . . . . . . . . . 17

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . 17

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . 17

     ITEM 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . 17

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 17

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

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,    DECEMBER 31,
($ in thousands)                                                                       2004          2003
--------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
ASSETS
Cash and due from banks                                                            $      2,247  $       1,379
Short-term investments                                                                   21,173         24,393
                                                                                   ---------------------------
  Total cash and cash equivalents                                                        23,420         25,772
Mortgage loans receivable (net of unearned fees and discounts and allowance for
    loan losses of $231 and $191, respectively-notes 2 and 3)                            92,114         89,116
Accrued interest receivable                                                                 635            642
Fixed assets, net                                                                            77             86
Deferred debenture offering costs, net (note 4)                                           3,227          2,851
Other assets                                                                              1,187          1,111
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $    120,660  $     119,578
==============================================================================================================


LIABILITIES
Mortgage escrow funds payable                                                      $      2,053  $       1,671
Subordinated debentures payable (note 5)                                                 88,350         87,350
Debenture interest payable at maturity  (note 5)                                          9,899         12,052
Other liabilities                                                                           672            332
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       100,974        101,405
--------------------------------------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and
  outstanding)                                                                            2,100          2,100
Class B common stock (no par value, 100 shares authorized, none issued)                       -              -
Additional paid-in-capital                                                                9,510          8,510
Retained earnings                                                                         8,076          7,563
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                               19,686         18,173
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $    120,660  $     119,578
==============================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       THREE-MONTHS ENDED
                                                           MARCH 31,
                                                    ----------------------
($ in thousands)                                       2004        2003
--------------------------------------------------------------------------

REVENUES
Interest and fee income on mortgages                $    2,250  $    2,019
Interest income on short-term investments                   86          73
                                                    ----------  ----------
    Total interest and fee income                        2,336       2,092
Service agreement income - related party (note 6)          842         487
Gain on early repayment of mortgages                       233           8
Other income                                                65          44
--------------------------------------------------------------------------
TOTAL REVENUES                                           3,476       2,631
--------------------------------------------------------------------------

EXPENSES
Interest on debentures                                   1,731       1,442
Amortization of deferred debenture offering costs          289         216
Provision for loan losses                                   40          57
General and administrative                                 461         392
--------------------------------------------------------------------------
TOTAL EXPENSES                                           2,521       2,107
--------------------------------------------------------------------------

Income before income taxes                                 955         524
Provision for income taxes                                 442         239
--------------------------------------------------------------------------
NET INCOME                                          $      513  $      285
==========================================================================

     See accompanying notes to condensed consolidated financial statements.

               INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (Unaudited)


                                                 THREE-MONTHS ENDED
                                                     MARCH 31,
                                              ----------------------
($in thousands)                                  2004        2003
--------------------------------------------------------------------

COMMON STOCK
--------------------------------------------------------------------
Balance at beginning and end of period        $    2,100  $    2,100
--------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of period                     8,510       3,509
Contribution from Parent Company                   1,000       1,001
--------------------------------------------------------------------
Balance at end of period                           9,510       4,510
--------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                     7,563       5,804
Net income for the period                            513         285
--------------------------------------------------------------------
Balance at end of period                           8,076       6,089
--------------------------------------------------------------------

--------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF PERIOD   $   19,686  $   12,699
====================================================================

     See accompanying notes to condensed consolidated financial statements.

                    INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                                 THREE-MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
($ in thousands)                                                 2004         2003
---------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                    $       513  $       285
Adjustments to reconcile net income to net cash provided by
   operating activities:
  Depreciation                                                          9            8
  Provision for loan losses                                            40           57
  Amortization of deferred debenture offering costs                   289          216
  Amortization of premiums, fees and discounts, net                 ( 225)       ( 181)
  Gain on early repayment of mortgage loans receivable              ( 233)         ( 8)
  Increase in mortgage escrow funds payable                           382          363
  Decrease in debenture interest payable at maturity              ( 2,153)        ( 96)
  Change in all other assets and liabilities, net                     725          116
---------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                    ( 653)         760
---------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                  14,263       12,081
Originations of mortgage loans receivable                        ( 17,297)    ( 24,375)
---------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                             ( 3,034)    ( 12,294)
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs         9,335        6,946
Principal repayments of debentures                                ( 9,000)     ( 1,400)
Capital contribution from Parent Company                            1,000        1,001
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,335        6,547
---------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                         ( 2,352)     ( 4,987)

Cash and cash equivalents at beginning of period                   25,772       17,946
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    23,420  $    12,959
=======================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                  $     3,884  $     1,540
    Income taxes                                                      240          450
---------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
NOTE  1  -  GENERAL

The condensed consolidated financial statements of Intervest Mortgage Corporation and Subsidiaries (the "Company") in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 2003. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The condensed consolidated financial statements include the accounts of Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage loans and junior mortgage loans. The Company's investment policy emphasizes the investment in mortgage loans on income producing properties.

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

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  2  -  MORTGAGE  LOANS  RECEIVABLE

Mortgage loans receivable are summarized as follows:

                                                       At March 31, 2004    At December 31, 2003
($in thousands)                                       # of loans   Amount   # of loans   Amount
------------------------------------------------------------------------------------------------
Residential multifamily mortgage loans receivable             52  $50,446           47  $48,039
Commercial real estate mortgage loans receivable              38   31,277           32   30,596
Land and land development loans receivable                     3   11,727            3   11,782
------------------------------------------------------------------------------------------------
Mortgage loans receivable                                     93   93,450           82   90,417
------------------------------------------------------------------------------------------------
Deferred loan fees and unamortized discount                        (1,105)               (1,110)
------------------------------------------------------------------------------------------------
Mortgage loans receivable, net of fees and discount                92,345                89,307
------------------------------------------------------------------------------------------------
Allowance for mortgage loan losses                                   (231)                 (191)
------------------------------------------------------------------------------------------------
Mortgage loans receivable, net                                    $92,114               $89,116
------------------------------------------------------------------------------------------------

The following table shows scheduled contractual principal repayments of the loan portfolio at March 31, 2004:

              ($in thousands)
              -----------------------------------------------------
              For the nine-months ended December 31, 2004   $16,530
              For the year ended December 31, 2005           42,043
              For the year ended December 31, 2006           14,965
              For the year ended December 31, 2007            3,332
              For the year ended December 31, 2008            3,989
              Thereafter                                     12,591
              -----------------------------------------------------
                                                            $93,450
              -----------------------------------------------------

NOTE  3  -  ALLOWANCE  FOR  LOAN  LOSSES

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                     Three-Months Ended
                                         March 31,
                                  ----------------------
($in thousands)                         2004        2003
--------------------------------------------------------
Balance at beginning of period    $      191  $      101
Provision charged to operations           40          57
--------------------------------------------------------
Balance at end of period          $      231  $      158
--------------------------------------------------------

At March 31, 2004, there were no impaired loans or loans which were ninety days past due and still accruing interest. At December 31, 2003, two real estate loans with an aggregate principal balance of $1,057,000 were on nonaccrual status and impaired. During the quarter ended March 31, 2004, one of these loans was repaid and the other paid all past due interest and was returned to accrual status.

NOTE  4  -  DEFERRED  DEBENTURE  OFFERING  COSTS

Deferred  debenture  offering  costs  are  summarized  as  follows:

                                          At March 31,    At December 31,
($in thousands)                               2004             2003
--------------------------------------------------------------------------
Deferred debenture offering costs        $       7,796   $          7,209
Less accumulated amortization                   (4,569)            (4,358)
--------------------------------------------------------------------------
Deferred debenture offering costs, net   $       3,227   $          2,851
--------------------------------------------------------------------------

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  5  -  SUBORDINATED  DEBENTURES  PAYABLE

The following table summarizes debentures payable.

                                                                           At March 31,   At December 31,
                                                                           -------------------------------
($in thousands)                                                                2004             2003
----------------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004           $           -  $          9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004                 9,000             9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005                  10,000            10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005                 5,500             5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005                 8,000             8,000
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                 2,600             2,600
Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004                    2,000             2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                    2,000             2,000
Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006                 1,250             1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008                 1,250             1,250
Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005                   1,750             1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007                   2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009                   2,750             2,750
Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005                 1,250             1,250
Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007                 2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009                 2,250             2,250
Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006                 1,750             1,750
Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008                 3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010                 3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006                    1,500             1,500
Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008                    3,000             3,000
Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010                    3,000             3,000
Series 07/25/03 - interest at 6 1/2% fixed   - due October 1, 2006                 2,500             2,500
Series 07/25/03 - interest at 6 3/4% fixed   - due October 1, 2008                 3,000             3,000
Series 07/25/03 - interest at 7 % fixed      - due October 1, 2010                 3,000             3,000
Series 11/28/03 - interest at 6 1/4% fixed   - due April 1, 2007                   2,000                 -
Series 11/28/03 - interest at 6 1/2% fixed   - due April 1, 2009                   3,500                 -
Series 11/28/03 - interest at 6 3/4% fixed   - due April 1, 2011                   4,500                 -
----------------------------------------------------------------------------------------------------------
                                                                           $      88,350  $         87,350
----------------------------------------------------------------------------------------------------------

(1) Prime represents prime rate of JPMorganChase Bank, which was 4.00% on March 31, 2004 and December 31,
2003.  The debentures have a maximum interest rate of 12%.

In January of 2004, the Company issued its Series 11/28/03 debentures in the principal amount of $10,000,000. Net proceeds, after deferred offering costs, amounted to $9,252,000. Of the $10,000,000, $8,250,000 accrue and pay interest quarterly and $1,750,000 accrue and compound interest quarterly until maturity. On March 1, 2004, Intervest Mortgage Corporation's Series 5/12/95 debentures due April 1, 2004 were redeemed for $9,000,000 of principal and $2,749,000 of accrued interest.

Interest is paid quarterly on the Company's debentures except for the following:
$1,950,000  of  Series  10/19/95; $1,980,000 of Series 5/10/96; all of 11/10/98,
6/28/99,  9/18/00;  $770,000  of  Series  8/01/01;  $270,000  of Series 1/17/02;
$1,520,000  of  Series  8/05/02;  and  $1,750,000 of Series 11/28/03 debentures, which accrue and compound interest quarterly, with such interest due and payable at maturity. Any debenture holder of Series 10/19/95 and 5/10/96 whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

The holders of Series 11/10/98 thru 9/18/00 and 1/17/02 thru 11/28/03 debentures can require the Company repurchase the debentures for face amount plus accrued interest each year (beginning October 1, 2005 for Series 01/17/02, January 1, 2006 for Series 08/05/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for
Series 7/25/03 and January 1, 2007 for Series 11/28/03) provided, however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  5  -  SUBORDINATED  DEBENTURES  PAYABLE,  CONTINUED

The Company's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 7/25/03 and 11/28/03. Redemptions would be at a premium of 1% if they occurred prior to July 1, 2004 for Series 07/25/03 and January 1, 2005 for Series 11/28/03. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

The Company has notified holders of Series 6/28/99 debentures due to mature on July 1, 2004 that these debentures will be redeemed on May 1, 2004. At that time, $2,000,000 of principal and $980,000 accrued interest through April 30, 2004 will be paid to the holders of these debentures.

The Company has filed a registration statement related to the offering of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $11,500,000 will be issued in the second quarter of 2004.

Scheduled contractual maturities of debentures as of March 31, 2004 are summarized as follows:

($in thousands)                               Principal   Accrued Interest
---------------------------------------------------------------------------
For the nine-months ended December 31, 2004   $   11,000  $           4,144
For the year ended December 31, 2005              29,100              3,469
For the year ended December 31, 2006               9,000              1,491
For the year ended December 31, 2007               7,000                 80
For the year ended December 31, 2008              10,250                515
Thereafter                                        22,000                200
---------------------------------------------------------------------------
                                              $   88,350  $           9,899
---------------------------------------------------------------------------

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

The Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The aggregate balance of the Company's participations in these mortgages was $4,032,000 and $5,533,000 at March 31, 2004 and December 31, 2003, respectively.

The Company has a service agreement, which renews each January 1, unless terminated by either party, with Intervest National Bank with respect to mortgage loan originations and servicing for them. The Company earned $842,000 from Intervest National Bank for the three-months ended March 31, 2004, and $487,000 for the three-months ended March 31, 2003, in connection with this service agreement.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $20,144,000 at March 31, 2004 and $18,869,000 at December 31, 2003. The Company received interest income of $45,000 from Intervest National Bank for the three-months ended March 31, 2004, and $17,000 for the three-months ended March 31, 2003, respectively, in connection with such deposits. These amounts are included in interest income in the condensed consolidated statement of operations.

Intervest Securities Corporation (another wholly owned subsidiary of the Parent Company) received commissions and fees aggregating $56,000 and $39,000 for the three-months ended March 31, 2004 and 2003, respectively in connection with the placement of subordinated debentures of the Company.

The Company paid fees of approximately $10,000 and $55,000 for the three-months ended March 31, 2004 and 2003, respectively for legal services rendered by a law firm, a principal of which is a director of the Company. The Company paid commissions and fees in connection with the placement of debentures aggregating $315,000 and $274,000 for the three-months ended March 31, 2004 and 2003, respectively to a broker/dealer, a principal of which is a director of the Company.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Eisner LLP, the Company's independent certified public accountants, have made a limited review of the condensed consolidated financial statements as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

     We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of March 31, 2004, and the related condensed consolidated statements of operations, changes in stockholder's equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated February 3, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/  Eisner LLP
---------------
New York, New York
April 19, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation (hereafter referred to as the "Company" on a consolidated basis), are engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage and junior mortgage.

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the "Parent Company") owns 100% of the capital stock of the Company. The Company's executive officers are directors of the Company and are also officers, directors and principal shareholders of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns Intervest National Bank (a national bank with it headquarters and full-service banking office in Rockefeller Center, New York, and four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida) and Intervest Securities Corporation (a broker/dealer that is an NASD and SIPC member firm also located in Rockefeller Center, New York). Intervest Securities Corporation participates as a selected dealer from time to time in the Company's offerings of debentures.

The Company has historically invested primarily in short-term real estate mortgage loans that mature within approximately five years and are secured by income producing real property. The properties to be mortgaged are inspected by representatives of the Company and mortgage loans are made only on those type of properties where management is knowledgeable as to operating income and expense. The Company generally relies upon management in connection with the valuation of properties. From time to time, however, it may engage independent appraisers and other agents to assist in determining the value of income-producing properties underlying mortgages, in which case the costs associated with such services are generally paid by the mortgagor. The Company does not finance new construction. While the Company has not previously made acquisitions of real property, it may also, from time to time, acquire interests in real property, including fee interests.

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

The prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely

The Company's profitability depends on its net interest income, which is the difference between interest income generated from its mortgage loans and the interest expense, inclusive of amortization of offering costs, incurred on its debentures. The Company's profitability is also affected by its noninterest income and expenses, provision for loan losses and income taxes. Noninterest income consists of fee income from providing mortgage loan origination and other services to Intervest National Bank as well as loan service charges and prepayment income generated from the Company's loan portfolio. Noninterest expense consists mainly of compensation and benefits expense, occupancy expenses, professional fees, insurance expense and other operating expenses.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003
-------------------------------------------------------------------------

Total assets at March 31, 2004 increased to $120,660,000, from $119,578,000 at December 31, 2003. The increase is primarily due to new mortgage loans of $17,297,000, offset by $14,263,000 of payoffs and amortization. This increase was also offset by a $2,352,000 decrease in cash and cash equivalents. The increase in total assets was primarily funded by a capital contribution of $1,000,000 from the Parent Company and $513,000 of income for the first three months of 2004.

Cash and cash equivalents amounted to $23,420,000 at March 31, 2004, compared to $25,772,000 at December 31, 2003. The decrease was reflected in a lower level of short term investments in the form of commercial paper which was partially offset by an increase in balances maintained in money market accounts. The decrease was the result of funding of additional mortgage loans.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $92,114,000 at March 31, 2004, compared to $89,116,000 at December 31, 2003. The increase was due to new originations exceeding repayments during the period.

Deferred debenture offering costs, net of accumulated amortization, increased to $3,227,000 at March 31, 2004, from $2,851,000 at December 31, 2003. The increase was primarily due to the incremental costs associated with the issuance of Series 11/28/03 subordinated debentures, which was partially offset by normal amortization.

Total liabilities at March 31, 2004 decreased to $100,974,000, from $101,405,000 at December 31, 2003. The decrease was primarily due to the redemption of Series 5/12/95 debentures in the principal amount of $9,000,000 plus accrued interest of $2,749,000 on those debentures. This decrease was mostly offset by the issuance of subordinated debentures with a principal amount of $10,000,000, a higher level of mortgage escrow funds payable and an increase in income taxes payable.

Subordinated debentures outstanding at March 31, 2004 increased to $88,350,000, from $87,350,000 at December 31, 2003 as a result of the issuance of $10,000,000 of Series 11/28/03 debentures primarily offset by the redemption of Series 5/12/95 debentures with a principal balance of $9,000,000. Debenture interest payable decreased to $9,899,000 at March 31, 2004, from $12,052,000 at December 31, 2003, primarily due to the payment of $2,749,000 of accrued interest on the debentures that were redeemed which was partially offset by the accrual of interest on the balance of the debentures outstanding.

Mortgage escrow funds increased to $2,053,000 at March 31, 2004, an increase of $382,000 from the December 31, 2003 balance of $1,671,000. This increase was primarily due to new escrow funds resulting from the increase in mortgage loans receivable. Mortgage escrow funds payable represent advance payments made by the borrowers for taxes, insurance and other charges remitted by the Company to third parties.

Stockholder's equity increased to $19,686,000 at March 31, 2004, from $18,173,000 at year-end 2003. The increase was due to a capital contribution of $1,000,000 from the Parent Company and net income of $513,000 for the three-months ended March 31, 2004.


COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 AND
----------------------------------------------------------------------------
2003
----

The Company recorded net income of $513,000 for the first quarter of 2004, compared to net income of $285,000 for the first quarter of 2003.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the first quarter of 2004 and 2003. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each quarter.

Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each quarter.

                                                           For the Quarter Ended March 31,
                                                           -------------------------------
                                                           2004                       2003
                                             ------------------------------------------------------------
                                             Average    Interest   Yield/   Average    Interest   Yield/
($in thousands)                              Balance   Inc./Exp.    Rate    Balance   Inc./Exp.    Rate
---------------------------------------------------------------------------------------------------------
                       Assets
Mortgage loans receivable                    $ 90,518  $    2,250   10.00%  $ 75,292  $    2,019   10.88%
Short-term investments                         27,461          86    1.26     19,500          73    1.52
---------------------------------------------------------------------------------------------------------
Total interest-earning assets                 117,979  $    2,336    7.96%    94,792  $    2,092    8.95%
---------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      6,624                          3,610
---------------------------------------------------------------------------------------------------------
Total assets                                 $124,603                       $ 98,402
---------------------------------------------------------------------------------------------------------

     Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $103,554  $    2,020    7.84%  $ 85,127  $    1,658    7.90%
Noninterest-bearing liabilities                 2,271                          1,454
Stockholders' equity                           18,778                         11,821
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $124,603                       $ 98,402
---------------------------------------------------------------------------------------------------------
Net interest income                                    $      316                     $      434
---------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 14,425                1.08%  $  9,665                1.86%
---------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.14x                          1.11x
---------------------------------------------------------------------------------------------------------

Net interest income amounted to $316,000 in the first quarter of 2004, compared to $434,000 in the first quarter of 2003. The growth in average interest-earning assets was more than offset by the Company's yield on interest-earning assets decreasing at a faster pace than its cost of debentures. The growth in average assets consisted of net new mortgage loans of $15,226,000 and a $7,961,000 increase in short-term investments which were funded primarily by new debentures of $18,427,000 and a $6,957,000 increase in average stockholders' equity.

During the first quarter of 2004, the Company continued to operate in a refinancing environment where higher rate loans were paid off and lower rate loans were added to our portfolio. This contributed to a reduction in the net interest income, the effects of which were offset by an increase in gain on early repayment of loans. In addition, a debenture offering closed in January 2004 increasing our interest expense. As mortgages close and those funds are utilized, the interest expense of the debentures will be offset by the increased interest income.

The yield on interest-earning assets decreased 99 basis points (bp) to 7.96% due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on short-term investments. The cost of debentures decreased 6 bp to 7.84%, largely due to lower rates paid on floating-rate debentures. These debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 25 bp from the first quarter of 2003.

Service agreement income was $842,000 for the first quarter of 2004, compared to $487,000 in the same period of 2003. The increase of $355,000 was the result of increased loan origination services provided to Intervest National Bank.

Gain on early repayment of mortgages increased to $233,000 for the quarter ended March 31, 2004 from $8,000 for the quarter ended March 31, 2003. The increase of $225,000 was mostly due to additional penalty interest collected on three loans that were repaid prior to maturity.

The provision for loan losses was $40,000 for the first quarter of 2004, compared to $57,000 in the same period of 2003. The decrease was primarily due to a lower level of new loan originations in the first quarter of 2004 compared to the first quarter of 2003.

General and administrative expenses increased to $461,000 for the quarter ended March 31, 2004, from $392,000 for the same period of 2003. The increase was primarily the result of an increase in salaries and employee benefits of $51,000, and an increase in director fees of $17,000.

The provision for income taxes for the quarter ended March 31, 2004 amounted to $442,000, compared to $239,000 for the quarter ended March 31, 2003. The Company's effective tax rate was approximately 46% for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

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

At March 31, 2004, the Company has issued commitments to lend approximately $42,375,000. If all these commitments were to close, they would be funded by the combination of cash on hand, the proceeds from the sale of additional debentures and the proceeds from the scheduled maturities of existing loans.

During the first three-months of 2004, the Company received a capital contributions of $1,000,000 from the Parent Company.

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities. For the nine months ending December 31, 2004, the Company is required to pay $11,000,000 principal and $4,144,000 of accrued interest on maturing subordinated debentures. The company expects to repay these debentures and related accrued interest from working capital and / or the proceeds from maturing mortgage loans.

The Company has notified holders of Series 6/28/99 debentures due to mature on July 1, 2004 that these debentures will be redeemed on May 1, 2004.

The Company has filed a registration statement related to its proposed issuance of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $11,500,000 will be issued during the three months ending June 30, 2004.

ASSET AND LIABILITY MANAGEMENT
------------------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital.

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. The Company's one-year interest rate sensitivity gap was a positive $53,011,000, or 44% of total assets, at March 31, 2004, compared to a positive $43,996,000, or 37%, at December 31, 2003. The increase was primarily due to the origination of new floating-rate loans as well as existing loans migrating into the less than one-year maturity time frame. The new loans were funded by debentures with terms of greater than one year.

The Company has a "floor," or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. For a further discussion of interest rate risk and gap analysis, including the assumptions used in preparing the gap table, see the Company's 2003 Annual Report on Form 10-K, pages 10 and 11.

The  table  that  follows  summarizes  the Company's interest-earning assets and
interest-bearing  liabilities  as  of    March  31,  2004, that are scheduled to
mature  or  reprice  within  the  periods  shown.

                                     0-3       4-12     Over 1-4    Over 4
($in thousands)                     Months    Months     Years       Years      Total
---------------------------------------------------------------------------------------
Floating- rate loans               $63,174         -           -          -   $ 63,174
Fixed- rate loans                    5,311   $ 8,023   $   9,158   $  7,784     30,276
---------------------------------------------------------------------------------------
Total loans                         68,485     8,023       9,158      7,784     93,450
Short-term investments              21,173         -           -          -     21,173
---------------------------------------------------------------------------------------
Total rate-sensitive assets        $89,658   $ 8,023   $   9,158   $  7,784   $114,623
---------------------------------------------------------------------------------------

Debentures payable                 $34,500   $ 2,600   $  23,250   $ 28,000   $ 88,350
Accrued interest on debentures       5,999     1,571       2,129        200      9,899
---------------------------------------------------------------------------------------
Total rate-sensitive liabilities   $40,499   $ 4,171   $  25,379   $ 28,200   $ 98,249
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
GAP (repricing differences)        $49,159   $ 3,852   $ (16,221)  $(20,416)  $ 16,374
---------------------------------------------------------------------------------------
Cumulative GAP                     $49,159   $53,011   $  36,790   $ 16,374   $ 16,374
---------------------------------------------------------------------------------------
Cumulative GAP to total assets       40.74%    43.93%      30.49%     13.57%     13.57%
---------------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture-issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2003 and 2002, which reflect changes in market prices and rates, can be found in note 12 of the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2003.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS
        Not Applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)     Not Applicable
(b)     Not Applicable
(c)     Not Applicable
(d)     Not Applicable
(e)     Not Applicable

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES
        Not pplicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a)     Not Applicable
(b)     Not Applicable
(c)     Not Applicable
(d)     Not Applicable

ITEM 5.  OTHER  INFORMATION
        Not Applicable


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
(a)  The following exhibits are filed as part of this report:
               31 - Certification of the principal executive and financial officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2003.
               32 - Certification of the principal executive and financial officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2003.
(b) No reports on Form 8-K were filed during the reporting period covered by this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST  MORTGAGE  CORPORATION

Date:  May 12, 2004           By: /s/ Lowell  S.  Dansker
                                      ---------------------------
                                      Lowell S. Dansker, President (Principal
                                      Executive Officer), Treasurer (Principal
                                      Financial Officer and Principal Accounting
                                      Officer) and Director

Date:  May 12, 2004           By: /s/ Lawrence  G.  Bergman
                                      ---------------------
                                      Lawrence G. Bergman, Vice President,
                                      Secretary and Director