Form 10-Q
period 2004-06-30
INTERVEST MORTGAGE CORP
filed 2004-08-12
CIK 835955

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                                 -------------

                         Commission File No. 33-22976-NY
                                             -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                 New York                              13-3415815
    ----------------------------------      --------------------------------
       (State or other jurisdiction                 (I.R.S. employer
             of incorporation)                     identification no.)

                         1 ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 218-2800
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES  X  NO    .
    ---    ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  rule  12b-2  of  the  Exchange  Act):  YES     NO  X .
                                                        ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                    Shares Outstanding:
--------------------                    -------------------

Common Stock, no par value per share     100 shares outstanding at July 30, 2004
------------------------------------     ---------------------------------------

                      INTERVEST MORTGAGE CORPORATION  AND SUBSIDIARIES
                                          FORM 10-Q
                                        JUNE 30, 2004
                                      TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                           Page
                                                                                        ----
ITEM 1.   FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
         as of June 30, 2004 (Unaudited) and December 31, 2003 . . . . . . . . . . . .     2

      Condensed Consolidated Statements of Operations (Unaudited)
         for the Quarters and Six-Months Ended June 30, 2004 and 2003. . . . . . . . .     3

      Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
         for the Six-Months Ended June 30, 2004 and 2003 . . . . . . . . . . . . . . .     4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Six-Months Ended June 30, 2004 and 2003 . . . . . . . . . . . . . . .     5

      Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . .     6

      Review by Independent Registered Public Accounting Firm. . . . . . . . . . . . .    10

      Review Report of  Independent Registered Public Accounting Firm. . . . . . . . .    11

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .    12

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . .    19

   ITEM 4.   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . .    19

PART II. OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

   ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
                SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . .    19

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .    19

   ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . .    19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19


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

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------
                                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,    DECEMBER 31,
($in thousands)                                                                        2004          2003
--------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
ASSETS
Cash and due from banks                                                            $      1,382  $       1,379
Short-term investments                                                                    5,826         24,393
                                                                                   ---------------------------
   Total cash and cash equivalents                                                        7,208         25,772
Mortgage loans receivable (net of unearned fees and discounts and allowance for
      loan losses of $326 and $191, respectively-notes 2 and 3)                         107,164         89,116
Accrued interest receivable                                                                 643            642
Fixed assets, net                                                                            79             86
Deferred debenture offering costs, net (note 4)                                           3,023          2,851
Other assets                                                                              1,392          1,111
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $    119,509  $     119,578
==============================================================================================================


LIABILITIES
Mortgage escrow funds payable                                                      $      2,164  $       1,671
Subordinated debentures payable (note 5)                                                 86,350         87,350
Debenture interest payable at maturity  (note 5)                                          9,378         12,052
Other liabilities                                                                           429            332
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        98,321        101,405
--------------------------------------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and          2,100          2,100
   outstanding)
Class B common stock (no par value, 100 shares authorized, none issued)                       -              -
Additional paid-in-capital                                                               10,510          8,510
Retained earnings                                                                         8,578          7,563
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                               21,188         18,173
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $    119,509  $     119,578
==============================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                      INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                      QUARTER ENDED     SIX-MONTHS ENDED
                                                         JUNE 30,          JUNE 30,
                                                    --------------------------------------
($in thousands)                                       2004     2003     2004       2003
------------------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                $  2,317  $2,350  $  4,567  $    4,369
Interest income on short-term investments                 41      35       127         108
                                                    --------------------------------------
      Total interest and fee income                    2,358   2,385     4,694       4,477
Service agreement income - related party (note 6)      1,014     497     1,856         984
Gain on early repayment of mortgages                      56     124       289         132
Other income                                              68      49       133          93
------------------------------------------------------------------------------------------
TOTAL REVENUES                                         3,496   3,055     6,972       5,686
------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                 1,612   1,532     3,343       2,974
Amortization of deferred debenture offering costs        273     233       562         449
Provision for loan losses                                 95      36       135          93
General and administrative                               583     368     1,044         760
------------------------------------------------------------------------------------------
TOTAL EXPENSES                                         2,563   2,169     5,084       4,276
------------------------------------------------------------------------------------------

Income before income taxes                               933     886     1,888       1,410
Provision for income taxes                               431     402       873         641
------------------------------------------------------------------------------------------
NET INCOME                                          $    502  $  484  $  1,015  $      769
==========================================================================================

   See accompanying notes to condensed consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (Unaudited)

                                                SIX-MONTHS ENDED
                                                    JUNE 30,
                                              --------------------
($in thousands)                                 2004       2003
------------------------------------------------------------------

COMMON STOCK
------------------------------------------------------------------
Balance at beginning and end of period        $   2,100  $   2,100
------------------------------------------------------------------


ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of period                    8,510      3,509
Contribution from Parent Company                  2,000      2,001
------------------------------------------------------------------
Balance at end of period                         10,510      5,510
------------------------------------------------------------------


RETAINED EARNINGS
Balance at beginning of period                    7,563      5,804
Net income for the period                         1,015        769
------------------------------------------------------------------
Balance at end of period                          8,578      6,573
------------------------------------------------------------------

------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF PERIOD   $  21,188  $  14,183
==================================================================

   See accompanying notes to condensed consolidated financial statements.

                      INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                       SIX-MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
($in thousands)                                                       2004         2003
-------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                         $    1,015   $      769
Adjustments to reconcile net income to net cash provided by
      operating activities:
   Depreciation                                                            16           16
   Provision for loan losses                                              135           93
   Amortization of deferred debenture offering costs                      562          449
   Amortization of premiums, fees and discounts, net                     (491)        (418)
   Gain on early repayment of mortgage loans receivable                  (289)        (132)
   Increase in mortgage escrow funds payable                              493          278
   (Decrease) increase in debenture interest payable at maturity       (2,674)         504
   Change in all other assets and liabilities, net                        781          393
-------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (452)       1,952
-------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                      31,642       23,671
Originations of mortgage loans receivable                             (50,011)     (41,350)
Decrease in interest-earning time deposits                                  -        2,000
Purchases of net fixed assets                                            ( 9 )          (5)
-------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (18,378)   ( 15,684 )
-------------------------------------------------------------------------------------------


FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs             9,266        6,893
Principal repayments of debentures                                  ( 11,000 )    ( 1,400 )
Capital contribution from Parent Company                                2,000        2,001
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 266        7,494
-------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                            ( 18,564)    ( 6,238 )
Cash and cash equivalents at beginning of period                       25,772       17,946
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    7,208   $   11,708
===========================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
   Interest                                                        $    6,017   $    2,470
   Income taxes                                                           970          961
-------------------------------------------------------------------------------------------

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


NOTE 2 - MORTGAGE LOANS RECEIVABLE


Mortgage loans receivable are summarized as follows:

                                                         At June 30, 2004        At December 31, 2003
                                                      ----------------------  --------------------------
($in thousands)                                       # of loans    Amount    # of loans      Amount
--------------------------------------------------------------------------------------------------------
Residential multifamily mortgage loans receivable             58  $  57,378           47        $48,039
Commercial real estate mortgage loans receivable              40     37,537           32         30,596
Land and land development loans receivable                     4     13,871            3         11,782
--------------------------------------------------------------------------------------------------------
Mortgage loans receivable                                    102    108,786           82         90,417
--------------------------------------------------------------------------------------------------------
Deferred loan fees and unamortized discount                          (1,296)                     (1,110)
--------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net of fees and discount                 107,490                      89,307
--------------------------------------------------------------------------------------------------------
Allowance for mortgage loan losses                                     (326)                       (191)
--------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net                                    $ 107,164               $      89,116
--------------------------------------------------------------------------------------------------------

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - MORTGAGE LOANS RECEIVABLE, CONTINUED

The following table shows scheduled contractual principal repayments of the loan portfolio at June 30, 2004:

          ($in thousands)
          ----------------------------------------------------------
          For the six-months ended December 31, 2004   $      11,734
          For the year ended December 31, 2005                52,424
          For the year ended December 31, 2006                20,164
          For the year ended December 31, 2007                11,510
          For the year ended December 31, 2008                 1,478
          Thereafter                                          11,476
          ----------------------------------------------------------
                                                       $     108,786
          ----------------------------------------------------------


NOTE 3 - ALLOWANCE FOR MORTGAGE LOAN LOSSES

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

                                         Quarter Ended     Six-Months Ended
                                            June 30,           June 30,
                                       --------------------------------------
     ($in thousands)                       2004    2003       2004       2003
     ------------------------------------------------------------------------
     Balance at beginning of period    $    231  $  158  $     191  $     101
     Provision charged to operations         95      36        135         93
     ------------------------------------------------------------------------
     Balance at end of period          $    326  $  194  $     326  $     194
     ------------------------------------------------------------------------

At June 30, 2004, there were no impaired loans or loans which were ninety days past due and still accruing interest. At December 31, 2003, two real estate loans with an aggregate principal balance of $1,057,000 were on nonaccrual status and impaired. During the quarter ended March 31, 2004, one of these loans was repaid and the other was brought current and returned to accrual status. During August 2004, one real estate loan with a principal balance of $179,000 will most likely become ninety days past due and will be placed on nonaccrual status. This loan will be considered impaired under the criteria of SFAS No.114. This loan is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in this loan will total $181,000. The Company has commenced foreclosure proceedings against the borrowers and currently believes the estimated fair value of the underlying properties is sufficient to provide for repayment of its recorded investment. As a result, the Company believes that no specific valuation allowance is required. Interest income that will be reversed on this nonaccrual loan under their contractual terms will amount to $5,000.

NOTE 4 - DEFERRED DEBENTURE OFFERING COSTS

Deferred debenture offering costs are summarized as follows:

                                          At June 30,    At December 31,
($in thousands)                              2004             2003
-------------------------------------------------------------------------
Deferred debenture offering costs        $      7,035   $          7,209
Less accumulated amortization                  (4,012)            (4,358)
-------------------------------------------------------------------------
Deferred debenture offering costs, net   $      3,023   $          2,851
-------------------------------------------------------------------------

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - SUBORDINATED DEBENTURES PAYABLE

The following table summarizes debentures payable.

                                                                     At June 30,   At December 31,
                                                                     ------------  ----------------
($in thousands)                                                          2004            2003
---------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004     $          -  $          9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004          9,000             9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005           10,000            10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005          5,500             5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005          8,000             8,000
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005          2,600             2,600
Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004                 -             2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006             2,000             2,000
Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006          1,250             1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008          1,250             1,250
Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005            1,750             1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007            2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009            2,750             2,750
Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005          1,250             1,250
Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007          2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009          2,250             2,250
Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006          1,750             1,750
Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008          3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010          3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006             1,500             1,500
Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008             3,000             3,000
Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010             3,000             3,000
Series 07/25/03 - interest at 6 1/2% fixed   - due October 1, 2006          2,500             2,500
Series 07/25/03 - interest at 6 3/4% fixed   - due October 1, 2008          3,000             3,000
Series 07/25/03 - interest at 7 % fixed      - due October 1, 2010          3,000             3,000
Series 11/28/03 - interest at 6 1/4 % fixed  - due April 1, 2007            2,000                 -
Series 11/28/03 - interest at 6 1/2% fixed   - due April 1, 2009            3,500                 -
Series 11/28/03 - interest at 6 3/4 % fixed  - due April 1, 2011            4,500                 -
---------------------------------------------------------------------------------------------------
                                                                     $     86,350  $         87,350
---------------------------------------------------------------------------------------------------

In the table above, prime represents the prime rate of JPMorganChase Bank, which was 4.25% on June 30, 2004 and 4.00% on December 31, 2003. The floating rate debentures have a maximum interest rate of 12%.

In July of 2004, the Company issued its Series 6/7/04 debentures in the principal amount of $11,500,000. Net proceeds, after deferred offering costs, amounted to approximately $10,730,000. Of the $11,500,000, $9,590,000 will accrue and pay interest quarterly and approximately $1,910,000 will accrue and compound interest quarterly until maturity. In January of 2004, the Company issued its Series 11/28/03 debentures in the principal amount of $10,000,000. Net proceeds, after deferred offering costs, amounted to $9,252,000. On March 1, 2004, Intervest Mortgage Corporation's Series 5/12/95 debentures due April 1, 2004 were redeemed for $9,000,000 of principal and $2,749,000 of accrued interest. On May 1, 2004, Intervest mortgage Corporation's Series 6/28/99 debentures due July 1, 2004 were redeemed for $2,000,000 of principal and $980,000 of accrued interest.

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

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - SUBORDINATED DEBENTURES PAYABLE, CONTINUED

The holders of Series 11/10/98 thru 9/18/00 and 1/17/02 thru 11/28/03 debentures can require the Company repurchase the debentures for face amount plus accrued interest each year (beginning October 1, 2005 for Series 1/17/02, January 1, 2006 for Series 8/05/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03 and January 1, 2007 for Series 11/28/03) provided, however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

The Company's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 11/28/03 and Series 6/7/04. Redemptions would be at a premium of 1% if they occurred prior to January 1, 2005 for the Series 11/28/03 debentures and prior to July 1, 2005 for the Series 6/7/04 debentures . All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities of debentures as of June 30, 2004 are summarized as follows:

($in thousands)                               Principal    Accrued Interest
----------------------------------------------------------------------------
For the six-months ended December 31, 2004   $      9,000  $           3,252
For the year ended December 31, 2005               29,100              3,616
For the year ended December 31, 2006                9,000              1,603
For the year ended December 31, 2007                7,000                 96
For the year ended December 31, 2008               10,250                565
Thereafter                                         22,000                246
----------------------------------------------------------------------------
                                             $     86,350  $           9,378
----------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had no participations with Intervest National Bank at June 30, 2004. The aggregate balance of the Company's participations in these mortgages was $5,533,000 at December 31, 2003.

The Company has a service agreement, which renews each January 1, unless terminated by either party, with Intervest National Bank with respect to mortgage loan originations and servicing for them. The Company earned $1,014,000 and $1,856,000 from Intervest National Bank for the quarter and six-months ended June 30, 2004, and $497,000 and $984,000 for the quarter and six-months ended
June  30,  2003,  in  connection  with  this  service  agreement.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $4,068,000 at June 30, 2004 and $18,869,000 at December 31, 2003. The Company received interest income of $29,000 and $74,000 from Intervest National Bank for the quarter and six-months ended June 30, 2004, and $7,000 and $24,000 for the quarter and six-months ended June 30, 2003, respectively, in connection with such deposits. These amounts are included in interest income in the condensed consolidated statements of operations.

Intervest Securities Corporation (another wholly owned subsidiary of the Parent Company) did not receive commissions during the quarters ending June 30, 2004 and 2003. Commissions and fees aggregating $56,000 and $39,000 were received for the six-months ended June 30, 2004 and 2003 in connection with the placement of subordinated debentures of the Company.

The Company paid fees of approximately $55,000 and $65,000 for the quarter and six-months ended June 30, 2004 respectively, and $56,000 and $111,000 for the quarter and six-months ended June 30, 2003, respectively, for legal services rendered by a law firm, a partner of which is a director of the Company. The Company did not pay commissions and fees in connection with the placement of debentures to a broker/dealer, a principal of which is a director of the Company during the quarters ending June 30, 2004 and 2003. The Company paid such commission and fees aggregating $315,000 and $274,000 for the six-months ended June 30, 2004 and 2003, respectively.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Eisner LLP, the Company's independent registered public accounting firm, has made a limited review of the condensed consolidated financial statements as of June 30, 2004, and for the three-and six-month periods ended June 30, 2004 and June 30, 2003 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

         REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholder
Intervest  Mortgage  Corporation
New York, New York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of June 30, 2004, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the six months ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated February 3, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/  Eisner  LLP
----------------
New  York,  New  York
July  28,  2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation (hereafter referred to as the "Company" on a consolidated basis), are engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage and junior mortgage loans.

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


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003
------------------------------------------------------------------------

Total assets at June 30, 2004 decreased to $119,509,000, from $119,578,000 at December 31, 2003. The decrease is reflective of a reduction in debenture interest payable and debentures outstanding which was mostly offset by an increase in paid-in-capital and retained earnings. While total assets decreased slightly, cash and cash equivalents decreased by $18,564,000, which was almost entirely offset by an increase in net new mortgage loans of $18,369,000.

Cash and cash equivalents amounted to $7,208,000 at June 30, 2004, compared to $25,772,000 at December 31, 2003. The decrease was reflected in a lower level of balances maintained in money market accounts and short term investments in the form of commercial paper. The decrease in cash and cash equivalents was primarily used to fund additional loans.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $107,164,000 at June 30, 2004, compared to $89,116,000 at December 31, 2003. The increase was due to new originations exceeding repayments during the period.

Deferred debenture offering costs, net of accumulated amortization, increased to $3,023,000 at June 30, 2004, from $2,851,000 at December 31, 2003. The increase was primarily due to the incremental costs associated with the issuance of Series 11/28/03 subordinated debentures, which was partially offset by normal amortization.

Total liabilities at June 30, 2004 decreased to $98,321,000, from $101,405,000 at December 31, 2003. The decrease was primarily due to the redemption of Series 5/12/95 and Series 6/28/99 debentures in the principal amount of $9,000,000 and $2,000,000, respectively, plus accrued interest of $2,749,000 and $980,000, respectively. This decrease was mostly offset by: the issuance of Series 11/28/03 subordinated debentures with a principal amount of $10,000,000, the accrual of interest on the balance of the debenture portfolio and a higher level of mortgage escrow funds payable.

Subordinated debentures outstanding at June 30, 2004 decreased to $86,350,000, from $87,350,000 at December 31, 2003 as a result of the redemption of Series 5/12/95 debentures with a principal balance of $9,000,000 and the redemption of Series 6/28/99 due July 1, 2004 with a principal balance of $2,000,000. These decreases were mostly offset by the issuance of $10,000,000 of Series 11/28/03 debentures. Debenture interest payable decreased to $9,378,000 at June 30, 2004, from $12,052,000 at December 31, 2003, primarily due to the payment of accrued interest on the redemption of debentures in the amount of $2,749,000 on the Series 5/12/95 debentures and $980,000 on the Series 6/28/99 debentures. This decrease in accrued interest on debentures was partially offset by the accrual of interest on the balance of the debentures outstanding.

Mortgage escrow funds increased to $2,164,000 at June 30, 2004, from $1,671,000 at December 31, 2003. This increase was primarily due to new escrow funds resulting from the increase in mortgage loans receivable. Mortgage escrow funds payable represent advance payments made by the borrowers for taxes, insurance and other charges remitted by the Company to third parties.

Stockholder's equity increased to $21,188,000 at June 30, 2004, from $18,173,000 at year-end 2003. The increase was due to capital contributions of $2,000,000 from the Parent Company and net income of $1,015,000 for the six-months ended
June  30,  2004.


COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2004 AND
----------------------------------------------------------------------------
2003
----

The Company recorded net income of $502,000 for the second quarter of 2004, compared to net income of $484,000 for the second quarter of 2003. This increase was primarily the result of a higher level of service agreement income which was mostly offset by a higher level of general and administrative expenses as well as an increase in debenture interest and an increase in the provision for loan losses.

The following table provides information on: average assets; liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the second quarter of 2004 and 2003. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each quarter. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each quarter.

                                                             For the Quarter Ended June 30,
                                                             ------------------------------
                                                          2004                           2003
                                             -----------------------------  -----------------------------
                                             Average    Interest   Yield/   Average    Interest   Yield/
($in thousands)                              Balance   Inc./Exp.    Rate    Balance   Inc./Exp.    Rate
---------------------------------------------------------------------------------------------------------
                   Assets
Mortgage loans receivable                    $102,758  $    2,317    9.07%  $ 91,282  $    2,350   10.32%
Short-term investments                         12,086          41    1.36     10,060          35    1.43
---------------------------------------------------------------------------------------------------------
Total interest-earning assets                 114,844  $    2,358    8.26%   101,342  $    2,385    9.44%
---------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      3,667                          3,847
---------------------------------------------------------------------------------------------------------
Total assets                                 $118,511                       $105,189
---------------------------------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 95,660  $    1,885    7.92%  $ 90,350  $    1,765    7.84%
Noninterest-bearing liabilities                 2,857                          1,860
Stockholder's equity                           19,994                         12,979
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $118,511                       $105,189
---------------------------------------------------------------------------------------------------------
Net interest income                                    $      473                     $      620
---------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 19,184                1.66%  $ 10,992                2.45%
---------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities        1.20x                          1.12x
---------------------------------------------------------------------------------------------------------

Net interest income amounted to $473,000 in the second quarter of 2004, compared to $620,000 in the second quarter of 2003. Income related to the growth in average interest-earning assets was more than offset by the Company's yield on interest-earning assets decreasing at a faster pace than its cost of debentures. The growth in average assets consisted of net new mortgage loans of $11,476,000 and a $2,055,000 increase in short-term investments which were funded primarily by new debentures of $5,310,000 and a $7,015,000 increase in average stockholders' equity.

During the second quarter of 2004, the Company continued to operate in a refinancing environment where higher rate loans were paid off and lower rate loans were added to our portfolio. This contributed to a reduction in the net interest income, the effects of which were offset by an increase in gain on early repayment of loans.

The yield on interest-earning assets decreased 118 basis points to 8.26% due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on short-term investments. The cost of debentures increased 8 basis points to 7.92%, primarily due to the repayment of Series 5/12/95 floating rate debentures in the first quarter of 2004 and the issuance of Series 7/25/03 and Series 11/28/03 debentures at slightly higher fixed interest rates. This increase was mostly offset by lower rates paid on floating-rate debentures. These debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 25 basis points from the second quarter of 2003.

Service agreement income was $1,014,000 for the second quarter of 2004, compared to $497,000 in the same period of 2003. The increase of $517,000 was the result of increased loan origination services provided to Intervest National Bank.

Gain on early repayment of mortgages decreased to $56,000 for the quarter ended June 30, 2004 from $124,000 for the quarter ended June 30, 2003. The decrease of $68,000 was mostly due to $70,000 additional penalty interest and fees collected on one loan that was repaid prior to maturity in the second quarter of 2003.

The provision for loan losses was $95,000 for the second quarter of 2004, compared to $36,000 in the same period of 2003. The increase was primarily due to a 5 basis point increase in the amount of allowance maintained on the loan portfolio in the second quarter of 2004 compared to the second quarter of 2003.

General and administrative expenses increased to $583,000 for the quarter ended June 30, 2004, from $368,000 for the same period of 2003. The increase was primarily the result of a $105,000 increase in occupancy expense relating to the payment of rent on the Company's new office space. The lease on the Company's former space expires in September of 2004 and the Company's obligation to pay approximately $22,000 per month on that space will also end in September 2004. Salaries and employee benefits also increased by $82,000 primarily due to an increase in staff and salary increases. Directors fees and other expenses increased by $28,000.

The provision for income taxes for the quarter ended June 30, 2004 amounted to $431,000, compared to $402,000 for the quarter ended June 30, 2003. The Company's effective tax rate was approximately 46% for the quarters ended June 30, 2004 and 2003. The Company files consolidated Federal, New York State and
New  York  City  income  tax  returns  with  its  Parent  Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX- MONTHS ENDED JUNE 30, 2004 AND
-------------------------------------------------------------------------------
2003
----

The Company recorded net income of $1,015,000 for the first six months of 2004, compared to net income of $769,000 for the first six months 2003. This increase was primarily the result of: a higher level of service agreement income, an increase in interest income on mortgage loans and an increase in gain on early repayment of mortgages. These increases were partially offset by an increase in interest on debentures and a higher level of general and administrative expenses.

The following table provides information on: average assets; liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the first six months of 2004 and 2003. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each quarter. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each quarter.

                                                           For the Six-Months Ended June 30,
                                                           ---------------------------------
                                                          2004                           2003
                                             -----------------------------  -----------------------------
                                             Average    Interest   Yield/   Average    Interest   Yield/
($in thousands)                              Balance   Inc./Exp.    Rate    Balance   Inc./Exp.    Rate
---------------------------------------------------------------------------------------------------------
                  Assets
Mortgage loans receivable                    $ 96,638  $    4,567    9.50%  $ 83,331  $    4,369   10.57%
Short-term investments                         19,773         127    1.29     14,768         108    1.47
---------------------------------------------------------------------------------------------------------
Total interest-earning assets                 116,411  $    4,694    8.11%    98,099  $    4,477    9.20%
---------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      5,146                          3,715
---------------------------------------------------------------------------------------------------------
Total assets                                 $121,557                       $101,814
---------------------------------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 99,607  $    3,905    7.88%  $ 87,753  $    3,423    7.87%
Noninterest-bearing liabilities                 2,564                          1,658
Stockholder's equity                           19,386                         12,403
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $121,557                       $101,814
---------------------------------------------------------------------------------------------------------
Net interest income                                    $      789                     $    1,054
---------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 16,804                1.36%  $ 10,346                2.17%
---------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
   to total interest-bearing liabilities        1.17x                          1.12x
---------------------------------------------------------------------------------------------------------

Net interest income amounted to $789,000 in the first six months of 2004, compared to $1,054,000 in the first six months of 2003. Income related to the growth in average interest-earning assets was more than offset by the Company's yield on interest-earning assets decreasing at a faster pace than its cost of debentures. The growth in average assets consisted of net new mortgage loans of $13,307,000 and a $5,005,000 increase in short-term investments, which were funded primarily by new debentures of $11,854,000 and a $6,983,000 increase in average stockholders' equity.

During the first six months of 2004, the Company continued to operate in a refinancing environment where higher rate loans were paid off and lower rate loans were added to our portfolio. This contributed to a reduction in the net interest income, the effects of which were offset by an increase in gain on early repayment of loans. In addition, a debenture offering closed in January 2004 temporarily increasing the Company's short-term investments and our interest expense.

The yield on interest-earning assets decreased 109 basis points to 8.11% due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on short-term investments. The cost of debentures increased 1 basis point to 7.88%, primarily due to the repayment of Series 5/12/95 floating rate debentures in the first quarter of 2004 and the issuance of Series 7/25/03 and Series 11/28/03 debentures at slightly higher fixed interest rates. This increase was mostly offset by lower rates paid on floating-rate debentures. These debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 25 basis points from the first six months of 2003. On June 30, 2004, the prime rate increased to 4.25%, this will result in interest income and expense on floating rate loans and floating rate debentures to increase in the fourth quarter.

Service agreement income was $1,856,000 for the first six months of 2004, compared to $984,000 in the same period of 2003. The increase of $872,000 was the result of increased loan origination services provided to Intervest National Bank.

Gain on early repayment of mortgages increased to $289,000 for the six months ended June 30, 2004, from $132,000 for the six months ended June 30, 2003. The increase of $157,000 was mostly due to additional penalty interest collected on three loans that were repaid prior to maturity in the 2004 period compared to $70,000 additional penalty interest and fees collected on one loan that was repaid prior to maturity in 2003.

The provision for loan losses was $135,000 for the first six months of 2004, compared to $93,000 in the same period of 2003. The increase was primarily due to a 5 basis point increase in the amount of allowance maintained on the loan portfolio in the first six months of 2004 compared to the first six months of 2003

General and administrative expenses increased to $1,044,000 for the six months ended June 30, 2004, from $760,000 for the same period of 2003. The increase was primarily the result of an increase in salaries and employee benefits of $134,000 primarily due to an increase in staff and salary increases, a $105,000 increase in occupancy expense relating to the payment of rent on the Company's new office space. The lease on the Company's former space expires in September of 2004 and the Company's obligation to pay approximately $22,000 per month on that space will also end in September 2004.Director fees and other expenses also increased by $45,000.

The provision for income taxes for the six-months ended June 30, 2004 amounted to $873,000, compared to $641,000 for the six months ended June 30, 2003. The Company's effective tax rate was approximately 46% for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

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

At June 30, 2004, the Company has issued commitments to lend approximately $31,800,000. If all these commitments were to close, they would be funded by the combination of cash on hand, the proceeds from the sale of additional debentures and the proceeds from the scheduled maturities of existing loans.

During the first six-months of 2004, the Company received capital contributions of $2,000,000 from the Parent Company.

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities. For the six months ending December 31, 2004, the Company is required to pay $9,000,000 principal and $3,252,000 of accrued interest on maturing subordinated debentures. The company expects to repay these debentures and related accrued interest from working capital and/or the proceeds from maturing mortgage loans.

In July of 2004, the Company issued its Series 6/7/04 debentures in the principal amount of $11,500,000. Net proceeds, after offering costs, amounted to approximately $10,730,000.

ASSET AND LIABILITY MANAGEMENT
------------------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital.

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. The Company's one-year interest rate sensitivity gap was a positive $56,359,000, or 47% of total assets, at June 30, 2004, compared to a positive $43,996,000, or 37%, at December 31, 2003. The increase was primarily due to the origination of new floating-rate loans as well as existing loans migrating into the less than one-year maturity time frame. The new loans were funded by debentures with terms of greater than one year.

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

The table that follows summarizes the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2004, that are scheduled to mature or reprice within the periods shown.

                                     0-3       4-12     Over 1-4    Over 4
($in thousands)                     Months    Months     Years       Years      Total
---------------------------------------------------------------------------------------
Floating- rate loans               $77,481         -           -          -   $ 77,481
Fixed- rate loans                    5,243   $11,474   $  10,325   $  4,263     31,305
---------------------------------------------------------------------------------------
Total loans                         82,724    11,474      10,325      4,263    108,786
Short-term investments               5,826         -           -          -      5,826
---------------------------------------------------------------------------------------
Total rate-sensitive assets        $88,550   $11,474   $  10,325   $  4,263   $114,612
---------------------------------------------------------------------------------------

Debentures payable                 $32,500   $ 4,350   $  21,500   $ 28,000   $ 86,350
Accrued interest on debentures       5,137     1,707       2,272        262      9,378
---------------------------------------------------------------------------------------
Total rate-sensitive liabilities   $37,637   $ 6,057   $  23,772   $ 28,262   $ 95,728
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
GAP (repricing differences)        $50,913   $ 5,417   $ (13,447)  $(23,999)  $ 18,884
---------------------------------------------------------------------------------------
Cumulative GAP                     $50,913   $56,330   $  42,883   $ 18,884   $ 18,884
---------------------------------------------------------------------------------------
Cumulative GAP to total assets       42.60%    47.13%      35.88%     15.80%     15.80%
---------------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture-issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2003, which reflect changes in market prices and rates, can be found in note 12 of the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that there have been no significant changes in the Company's market risk exposure since December 31, 2003.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not  Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent of Intervest Bancshares Corporation, the sole shareholder of the Company, Dated May 27, 2004, the Company's board of directors was re-elected in its entirety.

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

INTERVEST MORTGAGE CORPORATION

Date:  August 12, 2004               By:   /s/  Lowell S. Dansker
                                                -------------------
                                                Lowell S. Dansker, President
                                                (Principal Executive Officer),
                                                Treasurer (Principal Financial
                                                Officer and Principal Accounting
                                                Officer) and Director

Date:  August 12, 2004               By:   /s/  Lawrence  G.  Bergman
                                                ---------------------
                                                Lawrence G. Bergman, Vice
                                                President, Secretary and
                                                Director