Form 10-Q
period 2004-09-30
INTERVEST MORTGAGE CORP
filed 2004-11-15
CIK 835955

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                               ------------------

                         Commission File No. 33-22976-NY
                                             -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


             New York                                    13-3415815
-------------------------------------       -----------------------------------
    (State or other jurisdiction                      (I.R.S. employer
         of incorporation)                           identification no.)


                         1 ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 218-2800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES [X]  NO [_].

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act):
YES [_]  NO [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Each Class:                  Shares  Outstanding:
-------------------                   --------------------

Common Stock, no par value per share  100 shares outstanding at October 29, 2004
------------------------------------  ------------------------------------------


================================================================================


                  INTERVEST MORTGAGE CORPORATION  AND SUBSIDIARIES
                                      FORM 10-Q
                                 SEPTEMBER 30, 2004
                                  TABLE OF CONTENTS


PART  I.  FINANCIAL INFORMATION                                                     Page
                                                                                    ----
  ITEM 1.  FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets
      as of September 30, 2004 (Unaudited) and December 31,2003. . . . . . . . . . .   2

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three-Months and Nine-Months Ended September 30, 2004 and 2003 . . . .   3

    Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
      for the Nine-Months Ended September 30, 2004 and 2003. . . . . . . . . . . . .   4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine-Months Ended September 30, 2004 and 2003. . . . . . . . . . . . .   5

    Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . .   6

    Review by Independent Registered Public Accounting Firm. . . . . . . . . . . . .  11

    Review Report of Independent Registered Public Accounting Firm . . . . . . . . .  12

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .  13

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . .  20

  ITEM 4.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART  II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . . . . . .  21

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . .  21

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .  21

  ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

  ITEM 6.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21


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

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

                                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    SEPTEMBER 30,    DECEMBER 31,
($ in thousands)                                                                         2004            2003
------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
Cash                                                                               $         12,745  $       1,379
Short-term investments                                                                        5,932         24,393
                                                                                   -------------------------------
    Total cash and cash equivalents                                                          18,677         25,772
Mortgage loans receivable (net of unearned fees and discounts and allowance
    for loan losses aggregating $1,577 and $1,301, respectively-notes 2 and 3)              108,586         89,116
Accrued interest receivable                                                                     730            642
Fixed assets, net                                                                                80             86
Deferred debenture offering costs, net (note 4)                                               3,536          2,851
Other assets                                                                                  1,407          1,111
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $        133,016  $     119,578
==================================================================================================================


LIABILITIES
Mortgage escrow funds payable                                                      $          2,181  $       1,671
Subordinated debentures payable (note 5)                                                     97,850         87,350
Debenture interest payable at maturity  (note 5)                                              9,987         12,052
Other liabilities                                                                               166            332
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                           110,184        101,405
------------------------------------------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and              2,100          2,100
    outstanding)
Class B common stock (no par value, 100 shares authorized, none issued)                           -              -
Additional paid-in-capital                                                                   11,510          8,510
Retained earnings                                                                             9,222          7,563
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                   22,832         18,173
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $        133,016  $     119,578
==================================================================================================================
    See accompanying notes to condensed consolidated financial statements.

                         INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                      THREE-MONTHS ENDED      NINE-MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                    ---------------------------------------------
($ in thousands)                                       2004        2003       2004        2003
-------------------------------------------------------------------------------------------------

REVENUES
Interest and fee income on mortgages                $    2,515  $    2,409  $   7,082  $    6,778
Interest income on short-term investments                   61          33        188         141
                                                    ---------------------------------------------
     Total interest and fee income                       2,576       2,442      7,270       6,919
Service agreement income - related party (note 6)        1,212         615      3,068       1,599
Gain on early repayment of mortgages                        70          47        359         180
Other income                                                40          44        173         136
-------------------------------------------------------------------------------------------------
TOTAL REVENUES                                           3,898       3,148     10,870       8,834
-------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                   1,781       1,568      5,124       4,543
Amortization of deferred debenture offering costs          295         243        857         691
Provision for loan losses                                    6          24        141         117
General and administrative                                 618         377      1,662       1,137
-------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                           2,700       2,212      7,784       6,488
-------------------------------------------------------------------------------------------------

Income before income taxes                               1,198         936      3,086       2,346
Provision for income taxes                                 554         427      1,427       1,068
-------------------------------------------------------------------------------------------------
NET INCOME                                          $      644  $      509  $   1,659  $    1,278
=================================================================================================
    See  accompanying  notes  to  condensed  consolidated  financial  statements.

        INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                           (Unaudited)


                                                 NINE-MONTHS ENDED
                                                   SEPTEMBER 30,
                                               ---------------------
($ in thousands)                                 2004        2003
--------------------------------------------------------------------

COMMON STOCK
--------------------------------------------------------------------
Balance at beginning and end of period         $   2,100  $    2,100
--------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of period                     8,510       3,509
Contributions from Parent Company                  3,000       4,001
--------------------------------------------------------------------
Balance at end of period                          11,510       7,510
--------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                     7,563       5,804
Net income for the period                          1,659       1,278
--------------------------------------------------------------------
Balance at end of period                           9,222       7,082
--------------------------------------------------------------------

--------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF PERIOD    $  22,832  $   16,692
====================================================================
    See accompanying notes to condensed consolidated financial statements.

                     INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                     NINE-MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  -----------------------
($ in thousands)                                                     2004        2003
-----------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                        $   1,659   $    1,278
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation                                                           22           24
  Provision for loan losses                                             141          117
  Amortization of deferred debenture offering costs                     857          691
  Amortization of premiums, fees and discounts, net                     (25)        (652)
  Gain on early repayment of mortgage loans receivable                 (359)        (180)
  Increase in mortgage escrow funds payable                             510          698
  (Decrease) increase in debenture interest payable at maturity      (2,065)       1,040
  Change in all other assets and liabilities, net                       (31)         610
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               709        3,626
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                    46,565       44,013
Originations of mortgage loans receivable                           (66,311)     (68,039)
Decrease in interest-earning time deposits                                -        2,000
Purchases of fixed assets, net                                          (16)          (9)
-----------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                               (19,762)     (22,035)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs          19,958       14,832
Principal repayments of debentures                                  (11,000)      (1,400)
Capital contributions from Parent Company                             3,000        4,001
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            11,958       17,433
-----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                            (7,095)        (976)
Cash and cash equivalents at beginning of period                     25,772       17,946
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  18,677   $   16,970
=========================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                        $   7,189   $    3,502
  Income taxes                                                        1,622        1,372
-----------------------------------------------------------------------------------------
    See  accompanying  notes  to  condensed  consolidated  financial  statements.

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

The Company is engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage loans and junior mortgage loans. The Company's investment policy emphasizes the investment in mortgage loans on income producing properties. The Company also provides loan origination services to Intervest National Bank, a wholly owned subsidiary of the Parent Company.

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

NOTE 2 - MORTGAGE LOANS RECEIVABLE

Mortgage  loans  receivable  are  summarized  as  follows:

                                                       At September 30, 2004       At December 31, 2003
($ in thousands)                                      # of loans     Amount      # of loans     Amount
----------------------------------------------------------------------------------------------------------
Residential multifamily mortgage loans receivable             57  $     57,983           47  $     48,039
Commercial real estate mortgage loans receivable              39        36,025           32        30,596
Land and land development loans receivable                     6        16,155            3        11,782
----------------------------------------------------------------------------------------------------------
Mortgage loans receivable                                    102       110,163           82        90,417
Deferred loan fees and unamortized discount                             (1,245)                    (1,110)
----------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net of fees and discount                    108,918                     89,307
Allowance for mortgage loan losses                                        (332)                      (191)
----------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net                                    $    108,586               $     89,116
==========================================================================================================

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - MORTGAGE LOANS RECEIVABLE, CONTINUED

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at September 30, 2004:

($ in thousands)
-------------------------------------------------------
For the three-months ended December 31, 2004   $  6,029
For the year ended December 31, 2005             48,255
For the year ended December 31, 2006             26,958
For the year ended December 31, 2007             16,317
For the year ended December 31, 2008              1,264
Thereafter                                       11,340
-------------------------------------------------------
                                               $110,163
=======================================================

NOTE 3 - ALLOWANCE FOR MORTGAGE LOAN LOSSES

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

                                    Quarter Ended      Nine-Months Ended
                                     September 30,       September 30,
                                  ---------------------------------------
($ in thousands)                      2004     2003      2004        2003
-------------------------------------------------------------------------
Balance at beginning of period    $    326  $   194  $    191  $      101
Provision charged to operations          6       24       141         117
-------------------------------------------------------------------------
Balance at end of period          $    332  $   218  $    332  $      218
=========================================================================

At September 30, 2004, one loan with a principal balance of $179,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. This loan is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in this loan is $183,000. The Company has commenced foreclosure proceedings against the borrower and currently believes the estimated fair value of the underlying properties is sufficient to provide for repayment of its recorded investment. At December 31, 2003, two real estate loans with an aggregate principal balance of $1,057,000 were on nonaccrual status and considered impaired. During the quarter ended March 31, 2004, one of these loans was repaid and the other was brought current and returned to accrual status. The loan that was brought current in the quarter ended March 31, 2004, is the same loan that has now been placed on nonaccrual status. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At September 30, 2004 and December 31, 2003, there were no other impaired loans or loans ninety days past due and still accruing interest.

Interest income that was not recorded on nonaccrual loans under their contractual terms for the third quarter and first nine months of 2004 amounted to $10,000, compared to $29,000 for the same periods of 2003. The average balance of nonaccrual (impaired) loans for the quarter and nine months ended September 30, 2004 was $119,000 and $40,000, respectively. The average balance of impaired loans for the quarter and nine-months ended September 30, 2003 was $1,058,000 and $343,000, respectively.

NOTE 4  -  DEFERRED  DEBENTURE  OFFERING  COSTS

Deferred  debenture  offering  costs  are  summarized  as  follows:

                                          At September 30,    At December 31,
($ in thousands)                                2004               2003
----------------------------------------------------------------------------
Deferred debenture offering costs        $          7,844   $         7,209
Less accumulated amortization                      (4,308)           (4,358)
----------------------------------------------------------------------------
Deferred debenture offering costs, net   $          3,536   $         2,851
=============================================================================

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - SUBORDINATED DEBENTURES PAYABLE

The following table summarizes debentures payable.

                                                                           At September 30,   At December 31,
                                                                           -----------------  ----------------
($in thousands)                                                                        2004              2003
--------------------------------------------------------------------------------------------------------------
Series 05/12/95 - interest at 2% above prime - due April 1, 2004           $              -  $          9,000
Series 10/19/95 - interest at 2% above prime - due October 1, 2004                    9,000             9,000
Series 05/10/96 - interest at 2% above prime - due April 1, 2005                     10,000            10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005                    5,500             5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005                    8,000             8,000
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                    2,600             2,600
Series 06/28/99 - interest at 8 1/2% fixed   - due July 1, 2004                           -             2,000
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                       2,000             2,000
Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006                    1,250             1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008                    1,250             1,250
Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005                      1,750             1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007                      2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009                      2,750             2,750
Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005                    1,250             1,250
Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007                    2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009                    2,250             2,250
Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006                    1,750             1,750
Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008                    3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010                    3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006                       1,500             1,500
Series 01/21/03 - interest at 7% fixed       - due July 1, 2008                       3,000             3,000
Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010                       3,000             3,000
Series 07/25/03 - interest at 6 1/2% fixed   - due October 1, 2006                    2,500             2,500
Series 07/25/03 - interest at 6 3/4% fixed   - due October 1, 2008                    3,000             3,000
Series 07/25/03 - interest at 7% fixed       - due October 1, 2010                    3,000             3,000
Series 11/28/03 - interest at 6 1/4% fixed   - due April 1, 2007                      2,000                 -
Series 11/28/03 - interest at 6 1/2% fixed   - due April 1, 2009                      3,500                 -
Series 11/28/03 - interest at 6 3/4% fixed   - due April 1, 2011                      4,500                 -
Series 06/07/04 - interest at 6 1/4% fixed   - due January 1, 2008                    2,500                 -
Series 06/07/04 - interest at 6 1/2% fixed   - due January 1, 2010                    4,000                 -
Series 06/07/04 - interest at 6 3/4% fixed   - due January 1, 2012                    5,000                 -
-------------------------------------------------------------------------------------------------------------
                                                                           $         97,850  $         87,350
=============================================================================================================

In the table above, prime represents the prime rate of JPMorganChase Bank, which was 4.75% on September 30, 2004 and 4.00% on December 31, 2003. The floating rate debentures have a maximum interest rate of 12%.

In July of 2004, the Company issued its Series 6/7/04 debentures in the principal amount of $11,500,000. Net proceeds, after deferred offering costs, amounted to $10,672,000. In January of 2004, the Company issued its Series 11/28/03 debentures in the principal amount of $10,000,000. Net proceeds, after deferred offering costs, amounted to $9,252,000. On March 1, 2004, Intervest Mortgage Corporation's Series 5/12/95 debentures due April 1, 2004 were redeemed for $9,000,000 of principal and $2,749,000 of accrued interest. On May 1, 2004, Intervest mortgage Corporation's Series 6/28/99 debentures due July 1, 2004 were redeemed for $2,000,000 of principal and $980,000 of accrued interest.

Interest is paid quarterly on the Company's debentures except for the following:
$1,950,000  of  Series  10/19/95; $1,980,000 of Series 5/10/96; all of 11/10/98,
6/28/99,  9/18/00;  $770,000  of  Series  8/01/01;  $270,000  of Series 1/17/02;
$1,520,000  of  Series 8/05/02; $1,750,000 of Series 11/28/03; and $1,910,000 of
Series 6/7/04 debentures, which accrue and compound interest quarterly, with such interest due and payable at maturity. Any debenture holder of Series 10/19/95 and 5/10/96 whose interest accrues and is due at maturity may at any time elect to receive the accrued interest and subsequently receive regular payments of interest.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - SUBORDINATED DEBENTURES PAYABLE, CONTINUED

The holders of Series 11/10/98 thru 9/18/00 and 1/17/02 thru 6/7/04 debentures can require the Company repurchase the debentures for face amount plus accrued interest each year (beginning October 1, 2005 for Series 1/17/02, January 1, 2006 for Series 8/05/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03, January 1, 2007 for Series 11/28/03 and January 1, 2008 for Series 6/7/04) provided, however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

The Company's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 11/28/03 and Series 6/7/04. Redemptions would be at a premium of 1% if they occurred prior to January 1, 2005 for the Series 11/28/03 debentures and prior to July 1, 2005 for the Series 6/7/04 debentures. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

The Company has filed a registration statement relating to an offering of additional debentures. It is anticipated that debentures in an aggregate principal amount of up to $14,000,000 will be issued in the fourth quarter of 2004.

Scheduled contractual maturities of debentures as of September 30, 2004 are summarized as follows:

($ in thousands)                                Principal   Accrued Interest
----------------------------------------------------------------------------
For the three-months ended December 31, 2004   $    9,000  $           3,455
For the year ended December 31, 2005               29,100              3,768
For the year ended December 31, 2006                9,000              1,716
For the year ended December 31, 2007                7,000                111
For the year ended December 31, 2008               12,750                622
Thereafter                                         31,000                315
----------------------------------------------------------------------------
                                               $   97,850  $           9,987
============================================================================

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

From time to time, the Company participates with Intervest National Bank (a wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had no participations outstanding with Intervest National Bank at September 30, 2004, compared to an outstanding balance of $5,533,000 at December 31, 2003.

The Company has a service agreement, which renews each January 1 unless terminated by either party, with Intervest National Bank with respect to providing the bank with mortgage loan origination services. In connection with this service agreement, the Company earned $1,212,000 and $3,068,000 for the three-months and nine-months ended September 30, 2004, compared to $615,000 and $1,599,000 for the same periods of 2003, respectively.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $2,922,000 at September 30, 2004 and $18,869,000 at December 31, 2003. The Company earned interest income of $28,000 and $102,000 from these deposits for the three-months and nine-months ended September 30, 2004, compared to $27,000 and $51,000 for the same periods of 2003, respectively.

Intervest Securities Corporation (another wholly owned subsidiary of the Parent Company) received commissions and fees from the Company in connection with the placement of the Company's debentures. These fees aggregated $63,000 and $38,000 for the quarters ended September 30, 2004 and 2003, respectively. For the nine-months ended September 30, 2004 and 2003, commissions and fees aggregating $119,000 and $77,000, respectively, were paid to Intervest Securities Corporation.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS, CONTINUED

The Company paid fees of approximately $59,000 and $124,000 for the three-months and nine-months ended September 30, 2004, respectively, and $27,000 and $137,000 for the three-months and nine-months ended September 30, 2003, respectively, for legal services rendered by a law firm, a partner of which is a director of the Company.

The Company paid commissions and fees in connection with the placement of its debentures to a broker/dealer, a principal of which is a director of the Company, of $258,000 and $364,000 during the three-months ending September 30, 2004 and 2003, respectively. For the nine-months ended September 30, 2004 and 2003, the Company paid such commissions and fees aggregating $679,000 and $531,000, respectively.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. Currently, loan commitments that the Company enters into would not be required to be accounted for as derivative instruments under SAB 105.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Eisner LLP, the Company's independent registered public accounting firm, has made a limited review of the condensed consolidated financial statements as of September 30, 2004, and for the three- and nine-month periods ended September 30, 2004 and September 30, 2003 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

         REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of September 30, 2004, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the nine months ended September 30, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Eisner LLP
----------------
New York, New York
October 20, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation (hereafter referred to as the "Company" on a consolidated basis), are engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage and junior mortgage loans. The Company also provides loan origination services to Intervest National Bank, a wholly owned subsidiary of Intervest Bancshares Corporation.

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

The Company has historically invested primarily in short-term real estate mortgage loans that mature within approximately five years and are secured by income producing real property. The properties to be mortgaged are inspected by representatives of the Company and mortgage loans are made only on those type of properties where management is knowledgeable as to operating income and expense. The Company generally relies upon management in connection with the valuation of properties. From time to time, however, it may engage independent appraisers and other agents to assist in determining the value of income-producing properties underlying mortgages, in which case the costs associated with such services are generally paid by the mortgagee. The Company does not finance new construction. While the Company has not previously made acquisitions of real property, it may also, from time to time, acquire interests in real property, including fee interests.

The Company's mortgage portfolio is composed predominantly of mortgages on multi-family residential properties, many of which are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, the general movement of real estate values does not affect properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio in the same manner as other income-producing properties.

The prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Certain of the Company's mortgages include prepayment provisions, and others prohibit prepayment of indebtedness entirely.

The Company's profitability depends on its net interest income, which is the difference between interest income generated from its mortgage loans and the interest expense, inclusive of amortization of offering costs, incurred on its debentures, and service fee income from its affiliate, Intervest National Bank. The Company's profitability is also affected by its noninterest income and expenses, provision for loan losses and income taxes. Noninterest income consists of fee income from providing mortgage loan origination and other services to Intervest National Bank as well as loan service charges and prepayment income generated from the Company's loan portfolio. Noninterest expense consists mainly of compensation and benefits expense, occupancy expenses, professional fees, insurance expense and other operating expenses.

The Company's profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic conditions in that area also have an impact on the Company's operations. Additionally, terrorist acts, such as those that occurred on September 11, 2001, and armed conflicts, such as the recent Gulf War, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions.

COMPARISON  OF  FINANCIAL  CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
--------------------------------------------------------------------------------

Total assets at September 30, 2004 increased to $133,016,000, from $119,578,000 at December 31, 2003. The increase reflected a $19,746,000 increase in mortgage loans outstanding, partially offset by a $7,095,000 decrease in cash and cash equivalents. The net increase in assets was funded by a $10,500,000 net increase in subordinated debentures outstanding, a $3,000,000 increase in paid-in-capital and a $1,659,000 increase in retained earnings, all of which were partially offset by a $2,065,000 decrease in subordinated debenture interest payable.

Cash and cash equivalents amounted to $18,677,000 at September 30, 2004, compared to $25,772,000 at December 31, 2003. The decrease reflected a lower level of balances maintained in money market accounts and short-term commercial paper investments, partially offset by a higher level of noninterest-bearing funds, most of which was used on October 1, 2004 to repay maturing subordinated debentures and related accrued interest.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $108,586,000 at September 30, 2004, compared to $89,116,000 at December 31, 2003. The increase was due to new mortgage loan originations exceeding repayments during the period.

Deferred subordinated debenture offering costs, net of accumulated amortization, increased to $3,536,000 at September 30, 2004, from $2,851,000 at December 31, 2003. The increase was primarily due to incremental costs associated with the issuance in 2004 of Series 11/28/03 and Series 6/7/04 subordinated debentures, which was partially offset by normal amortization.

Total liabilities at September 30, 2004 increased to $110,184,000, from $101,405,000 at December 31, 2003 largely due to a higher level of subordinated debentures outstanding and mortgage escrow funds payable.

Subordinated debentures outstanding at September 30, 2004 increased to $97,850,000, from $87,350,000 at December 31, 2003. The increase was due to the issuance of Series 11/28/03 and 6/7/04 debentures with a principal amount of $10,000,000 and $11,500,000, respectively. These increases were partially offset by the redemption of Series 5/12/95 and Series 6/28/99 subordinated debentures in the principal amount of $9,000,000 and $2,000,000, respectively, plus accrued interest of $2,749,000 and $980,000, respectively.

Subordinated debentures interest payable decreased to $9,987,000 at September 30, 2004, from $12,052,000 at December 31, 2003, primarily due to the payment of accrued interest as noted above, partially offset by the accrual of interest on the balance of the subordinated debentures outstanding.

Mortgage escrow funds increased to $2,181,000 at September 30, 2004, from $1,671,000 at December 31, 2003. The increase was primarily due to new escrow funds resulting from a higher level of mortgage loans receivable. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Stockholder's equity increased to $22,832,000 at September 30, 2004, from $18,173,000 at year-end 2003. The increase was due to capital contributions of $3,000,000 from the Parent Company during the period and net income of $1,659,000 for the nine-months ended September 30, 2004.

COMPARISON  OF  RESULTS  OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------
AND  2003
---------

The Company recorded net income of $644,000 for the third quarter of 2004, compared to net income of $509,000 for the third quarter of 2003. This increase was primarily the result of a higher level of service agreement income and an increase in interest income on mortgage loans, which was partially offset by an increase in subordinated debentures interest expense and a higher level of general and administrative expenses.

The following table provides information on: average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each period.

                                                          For the Three-Months Ended September 30,
                                                          ----------------------------------------
                                                          2004                               2003
                                             ---------------------------------  ---------------------------------
                                             Average    Interest     Annual     Average    Interest     Annual
($ in thousands)                             Balance   Inc./Exp.   Yield/Rate   Balance   Inc./Exp.   Yield/Rate
-----------------------------------------------------------------------------------------------------------------
             Assets
Mortgage loans receivable                    $110,115  $    2,515        9.09%  $ 99,019  $    2,409        9.65%
Short-term investments                         15,004          61        1.61      8,677          33        1.49
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 125,119  $    2,576        8.19%   107,696  $    2,442        8.99%
-----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,078                              3,345
-----------------------------------------------------------------------------------------------------------------
Total assets                                 $129,197                           $111,041
-----------------------------------------------------------------------------------------------------------------

  Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $104,901  $    2,076        7.87%  $ 94,175  $    1,811        7.63%
Noninterest-bearing liabilities                 2,285                              1,815
Stockholder's equity                           22,011                             15,051
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $129,197                           $111,041
-----------------------------------------------------------------------------------------------------------------
Net interest income                                    $      500                         $      631
-----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 20,218                    1.59%  $ 13,521                    2.33%
-----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.19x                              1.14x
-----------------------------------------------------------------------------------------------------------------

Net interest and dividend income from money market accounts is a significant source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $500,000 in the third quarter of 2004, compared to $631,000 in the third quarter of 2003. The decrease in net interest income was due to a lower net interest margin, partially offset by growth in the Company's total interest-earning assets. The decrease in the margin was due to the Company's yield on interest-earning assets decreasing without and offsetting decrease in its cost of subordinated debentures. The growth in average assets consisted of new mortgage loans of $11,096,000 and a $6,356,000 increase in short-term investments, which were funded primarily by new subordinated debentures of $10,726,000 and a $6,960,000 increase in average stockholders' equity.

During the third quarter of 2004, the Company continued to operate in a refinancing environment where higher rate loans were paid off and lower rate loans were originated for portfolio. This contributed to a reduction in net interest income, the effects of which were partially offset by an increase in gain on the early repayment of loans. In addition, a debenture offering that closed in July 2004 temporarily increased the Company's short-term investments and its interest expense.

In a low interest rate environment, the yield on interest-earning assets decreased 80 basis points to 8.19% in the 2004 quarter due to lower rates on new mortgage loans originated as well as prepayments of higher-yielding loans, partially offset by higher yields earned on certain floating rate loans indexed to prime and short-term investments. On each of June 30, 2004, August 10, 2004 and September 21, 2004, the prime rate increased by 25 basis points. On
September  30,  2004,  the  prime  rate  was  4.75 %.

The cost of subordinated debentures increased 24 basis points to 7.87% in the 2004 quarter primarily due to: the repayment of a lower rate Series 5/12/95 floating-rate subordinated debentures in the first quarter of 2004; the issuance of Series 7/25/03, Series 11/28/03 and Series 6/7/04 subordinated debentures at slightly higher fixed interest rates and the effect of higher rates paid on the remaining floating-rate subordinated debentures. The floating-rate subordinated debentures are indexed to the JPMorgan Chase Bank prime rate in effect in the beginning of the quarter, which increased by a total of 25 basis points from the third quarter of 2003. These increases were partially offset by the maturity of a portion of the Series 6/28/99 and the Series 9/18/00 subordinated debentures which were at higher rates.

Service agreement income, which is a significant source of the Company's revenues, was $1,212,000 for the third quarter of 2004, compared to $615,000 in the same period of 2003. The increase of $597,000 was the result of increased loan origination services provided to Intervest National Bank.

Gain on early repayment of mortgages increased to $70,000 for the quarter ended September 30, 2004 from $47,000 for the quarter ended September 30, 2003. The increase of $23,000 was mostly due to a higher level of loans being repaid prior to maturity. Gain on early repayment consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment penalties and interest in certain cases.

The provision for loan losses was $6,000 for the third quarter of 2004, compared to $24,000 in the same period of 2003. The lower provision was primarily due to a $1,377,000 increase in loans outstanding in the third quarter of 2004, compared to a $6,347,000 increase in loans outstanding in the third quarter of 2003.

General and administrative expenses increased $241,000 to $618,000 for the quarter ended September 30, 2004, from $377,000 for the same period of 2003. The increase was primarily the result of a $101,000 increase in occupancy expenses, an $88,000 increase in salaries and employee benefits expense and a $37,500 management fee paid to the Parent Company .

Occupancy expenses increased due to the payment of additional rent on the Company's new office space. The lease on the Company's former space expired in September of 2004 and the Company's obligation to pay approximately $22,000 per month on that space also ended in September 2004.

Salaries and employee benefits expense increased due to an increase in staff, a higher cost of employee benefits, bonus payments and normal salary increases. The Company had 17 fulltime employees at September 30, 2004 versus 14 at September 30, 2003.

During the third quarter of 2004, the Company commenced paying a management fee to the Parent Company of $37,500 per quarter. There was no such fee in the third quarter of 2003.

The provision for income taxes for the quarter ended September 30, 2004 amounted to $554,000, compared to $427,000 for the quarter ended September 30, 2003. The Company's effective tax rate was approximately 46% for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------
AND  2003
---------

The Company recorded net income of $1,659,000 for the first nine months of 2004, compared to net income of $1,278,000 for the first nine months 2003. This increase was primarily the result of: a higher level of service agreement income, an increase in interest income on mortgage loans and an increase in gain on early repayment of mortgages. These increases were partially offset by an increase in interest expense on subordinated debentures and a higher level of general and administrative expenses.

The following table provides information on: average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each period divided by average interest-earning assets/interest-bearing liabilities during each period. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each period.




                                                          For the Nine-Months Ended September 30,
                                                          ---------------------------------------
                                                          2004                               2003
                                             ---------------------------------  ---------------------------------
                                             Average    Interest     Annual     Average    Interest     Annual
($ in thousands)                             Balance   Inc./Exp.   Yield/Rate   Balance   Inc./Exp.   Yield/Rate
-----------------------------------------------------------------------------------------------------------------

            Assets
Mortgage loans receivable                    $101,202  $    7,082        9.35%  $ 88,618  $    6,778       10.23%
Short-term investments                         18,138         188        1.38     12,715         141        1.48
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 119,340  $    7,270        8.14%   101,333  $    6,919        9.13%
-----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,781                              3,591
-----------------------------------------------------------------------------------------------------------------
Total assets                                 $124,121                           $104,924
-----------------------------------------------------------------------------------------------------------------

  Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $101,377  $    5,981        7.88%  $ 89,917  $    5,234        7.78%
Noninterest-bearing liabilities                 2,471                              1,711
Stockholder's equity                           20,273                             13,296
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $124,121                           $104,924
-----------------------------------------------------------------------------------------------------------------
Net interest income                                    $    1,289                         $   1 ,685
-----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 17,963                    1.44%  $ 11,416                    2.22%
-----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.18x                              1.13x
-----------------------------------------------------------------------------------------------------------------

Net interest and dividend income from money market accounts is a significant source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $1,289,000 in the first nine months of 2004, compared to $1,685,000 in the first nine months of 2003. The decrease in net interest income was due to a lower net interest margin, partially offset by growth in the Company's total interest-earning assets. The decrease in the margin was due to the Company's yield on interest-earning assets decreasing without an offsetting decrease in its cost of subordinated debentures. The growth in average assets consisted of new mortgage loans of $12,584,000 and a $5,452,000 increase in short-term investments, which were funded primarily by new subordinated debentures of $11,460,000 and a $6,977,000 increase in average stockholders' equity.

During the first nine months of 2004, the Company continued to operate in a refinancing environment where higher rate loans were paid off and lower rate loans were originated for portfolio. This contributed to a reduction in net interest income, the effects of which were partially offset by an increase in gain on the early repayment of loans. In addition, debenture offerings closed in January 2004 and July 2004 temporarily increased the Company's short-term investments and its interest expense.

In a low interest rate environment, the yield on interest-earning assets decreased 99 basis points to 8.14% due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on short-term investments, offset somewhat by higher yields earned on certain floating rate loans indexed to prime. On June 30, 2004, August 10, 2004 and September 21, 2004, the prime rate increased by 25 basic points.

The cost of subordinated debentures increased 10 basis points to 7.88% primarily due the issuance of Series 7/25/03, Series 11/28/03 and Series 6/7/04 subordinated debentures at slightly higher fixed interest rates and the repayment of lower rate Series 5/12/95 floating-rate subordinated debentures in the first quarter of 2004. The increase in prime during 2004 also increased interest expense on the remaining floating-rate subordinated debentures in the third quarter of 2004.

Service agreement income, which is a significant source of the Company's revenues, was $3,068,000 for the first nine months of 2004, compared to $1,599,000 in the same period of 2003. The increase of $1,469,000 was the result of increased loan origination services provided to Intervest National Bank.

Gain on early repayment of mortgages increased to $359,000 for the first nine months of 2004, from $180,000 for the first nine months of 2003. The increase of $179,000 was mostly due to additional penalty interest and fees collected on loans that were repaid prior to maturity in the 2004 period, compared to 2003.

The provision for loan losses was $141,000 for the first nine months of 2004, compared to $117,000 in the same period of 2003. The increase was primarily due to a five basis point increase in the amount of allowance maintained on the loan portfolio in the first nine months of 2004, compared to the first six months of 2003, as well as an increase in loans outstanding during 2004.

General and administrative expenses increased $525,000 to $1,662,000 for the first nine months of 2004, from $1,137,000 for the same period of 2003 primarily due to an increase in salaries and employee benefits expenses, occupancy expenses, a management fee paid to the Parent company and directors fees.

Salaries and employee benefits expense increased due to an increase in staff, a higher cost of employee benefits, bonus payments and normal salary increases. The Company had 17 fulltime employees at September 30, 2004 versus 14 at September 30, 2003.

Occupancy expenses increased to the payment of additional rent on the Company's new office space. The lease on the Company's former space expired in September of 2004 and the Company's obligation to pay approximately $22,000 per month on that space also ended in September 2004.

During the third quarter of 2004, the Company commenced paying a management fee to the Parent Company of $37,500 per quarter. There was no such fee in the third quarter of 2003.

Director expenses increased due to higher fees paid to directors for each board and committee meeting attended beginning in June 2003.

The provision for income taxes for the first nine months of 2004 amounted to $1,427,000, compared to $1,068,000 for the first nine months of 2003. The Company's effective tax rate was approximately 46% for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

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

At September 30, 2004, the Company had commitments outstanding to lend approximately $8,500,000. If all these commitments were to close, they would be funded by the combination of cash on hand and from the scheduled maturities of existing loans.

During the first nine-months of 2004, the Company received capital contributions of $3,000,000 from the Parent Company.

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities. For the three months ending December 31, 2004, the Company is required to pay $9,000,000 principal and $3,455,000 of accrued interest on maturing subordinated debentures. The Company expects to repay these subordinated debentures and related accrued interest from cash on hand.

The Company has filed a registration statement related to an offering of additional subordinated debentures. It is anticipated that subordinated debentures in an aggregate principal amount of up to $14,000,000 will be issued in the fourth quarter of 2004.

ASSET  AND  LIABILITY  MANAGEMENT
---------------------------------

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The primary objective of the Company's asset/liability management strategy is to limit, within its established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital.

The Company uses "gap analysis," which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. The Company's one-year interest rate sensitivity gap was a positive $56,654,000, or 43% of total assets, at September 30, 2004, compared to a positive $43,996,000, or 37%, at December 31, 2003. The increase was primarily due to the origination of new floating-rate mortgage loans as well as existing mortgage loans migrating into the less than one-year maturity time frame. The new loans were funded by the repayment of existing mortgage loans as well as proceeds from the issuance of subordinated debentures with terms of greater than one year. The company does not engage in trading or hedging activities and does not invest in interest-rate derivatives or enter into interest rate swaps.

The Company has a "floor," or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. For a further discussion of interest rate risk and gap analysis, including the assumptions used in preparing the gap table, see the Company's 2003 Annual Report on Form 10-K, pages 10 and 11. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps.

The table that follows summarizes the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2004, that are scheduled to mature or reprice within the periods shown.

                                       0-3      4-12   Over 1-4     Over 4
($in thousands)                     Months    Months     Years       Years      Total
---------------------------------------------------------------------------------------
Floating-rate loans (1)            $78,514   $     -   $       -   $      -   $ 78,514
Fixed-rate loans (1)                 5,366    10,880      11,714      3,689     31,649
---------------------------------------------------------------------------------------
Total loans                         83,880    10,880      11,714      3,689    110,163
Short-term investments               5,932         -           -          -      5,932
---------------------------------------------------------------------------------------
Total rate-sensitive assets        $89,812   $10,880   $  11,714   $  3,689   $116,095
---------------------------------------------------------------------------------------

Debentures payable (1)             $32,500   $ 4,350   $  27,000   $ 34,000   $ 97,850
Accrued interest on debentures       5,409     1,808       2,455        315      9,987
---------------------------------------------------------------------------------------
Total rate-sensitive liabilities   $37,909   $ 6,158   $  29,455   $ 34,315   $107,837
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
GAP (repricing differences)        $51,903   $ 4,722   $ (17,741)  $(30,626)  $  8,258
---------------------------------------------------------------------------------------
Cumulative GAP                     $51,903   $56,625   $  38,884   $  8,258   $  8,258
---------------------------------------------------------------------------------------
Cumulative GAP to total assets       39.0%     42.6%       29.2%       6.2%       6.2%
---------------------------------------------------------------------------------------

Significant assumptions used in preparing the preceding gap table follow:

(1) Floating-rate loans and subordinated debentures payable are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and subordinated debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis.

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
     Not  Applicable

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS
(a)  Not  Applicable
(b)  Not  Applicable
(c)  Not  Applicable
(d)  Not  Applicable
(e)  Not  Applicable

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES
     Not  Applicable

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     Not  Applicable

ITEM  5.  OTHER  INFORMATION
(a) In November 2004, the Company entered into an employment agreement with John H Hoffmann, which is filed herein as Exhibits 10.2.

(b)  Not  applicable

ITEM 6.  EXHIBITS
     The  following  exhibits  are  filed  as  part  of  this  report:

4.23- Form of Indenture between the Company and The Bank of New York dated as of June 1, 2004.

10.0- Amendment to employment agreement between the Company and Jerome Dansker dated as of July 1, 2004.

10.1- Mortgage Servicing Agreement dated April 1, 2002, as supplemented on October 21, 2004 for the purpose of clarification of the intent of the original agreement between the Company and Intervest National Bank.

10.2- Employment Agreement between the Company and John H. Hoffmann dated as of November 10, 2004.

31.0- Certification of the principal executive and financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.0- Certification of the principal executive and financial officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST  MORTGAGE  CORPORATION

Date: November 10, 2004                    By: /s/ Lowell S. Dansker
                                               ---------------------------------
                                               Lowell S. Dansker, Vice Chairman,
                                               President and Treasurer
                                               (Principal Executive and
                                               Financial  Officer )

Date: November 10, 2004                    By: /s/ Lawrence G. Bergman
                                               ---------------------------------
                                               Lawrence G. Bergman,
                                               Vice President and Secretary