Form 10-K
period 2004-12-31
INTERVEST MORTGAGE CORP
filed 2005-03-16
CIK 835955

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                             -----------------

                       Commission File Number 33-22976-NY
                                              -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                    13-3415815
   ---------------------------                        -----------------
  (State or other jurisdiction                        (I.R.S. employer
      of incorporation)                              identification no.)

                         1 ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
                    ----------------------------------------
                    (Address of principal executive offices)

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

As of February 1, 2005, there were 100 shares of the registrant's common stock outstanding, all of which are held by its Parent Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None

================================================================================

                   INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                           2004 ANNUAL REPORT ON FORM 10-K

                                  TABLE OF CONTENTS

PART I
                                                                          PAGE

ITEM 1 Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

ITEM 2 Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

ITEM 3 Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .     6

ITEM 4 Submission of Matters to a Vote of Security Holders . . . . . . .     6

PART II

ITEM 5  Market for Common Equity, Related Stockholder Matters and Issuer     7
        Purchases of Equity Securities

ITEM 6  Selected Consolidated Financial Data . . . . . . . . . . . . . .     7

ITEM 7  Management's Discussion and Analysis of Financial Condition and
        Results of Operations. . . . . . . . . . . . . . . . . . . . . .     8

ITEM 7A Quantitative and Qualitative Disclosures about Market Risk . . .    15

ITEM 8  Financial Statements and Supplementary Data. . . . . . . . . . .    15

ITEM 9  Changes In and Disagreements with Accountants on Accounting and
        Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .    33

ITEM 9A Controls and Procedures. . . . . . . . . . . . . . . . . . . . .    33

ITEM 9B Other Information. . . . . . . . . . . . . . . . . . . . . . . .    33


PART III

ITEM 10  Directors, Executive Officers and Other Key Employees . . . . .    33

ITEM 11  Executive Compensation. . . . . . . . . . . . . . . . . . . . .    35

ITEM 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Transactions. . . . . . . . . . . . . .    35

ITEM 13  Certain Relationships and Related Transactions. . . . . . . . .    36

ITEM 14  Principal Accountant Fees and Services. . . . . . . . . . . . .    36

PART IV

ITEM 15  Exhibits and Financial Statement Schedules. . . . . . . . . . .    37

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40

                                     PART I

ITEM 1. BUSINESS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company's net interest income, other income or cash flow anticipated from the Company's operations, investment, lending, servicing activities; and changes in laws and regulations affecting the Company.

GENERAL

Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation (hereafter referred to as the "Company" on a consolidated basis), are engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. The Company also provides mortgage loan origination services to Intervest National Bank ("the Bank"), an affiliated entity. The principal office of the Company is located at 1 Rockefeller Plaza, Suite 400, New York, New York
10020-2002,  and  its  telephone  number  is  212-218-2800.

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

The Company's business is significantly influenced by the movement of interest rates, general economic conditions, particularly those in the New York City metropolitan area where most of the properties that secure its mortgage loans are concentrated. In addition, the Company's business is also affected by the volume of origination services it provides to the Bank, whose business is dependent upon these same factors.

MARKET AREA AND COMPETITION

The Company's lending activities have been concentrated in the New York City metropolitan region. The Company also makes loans in other states, including Alabama, Connecticut, Florida, Georgia, Maryland, Massachusetts, New Jersey, Pennsylvania and Virginia.

In connection with originating mortgage loans, the Company experiences significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors. Most of these competitors also have significantly greater financial and marketing resources. An increase in the general availability of funds may increase competition in the making of investments in mortgages and real property, and may reduce the yields available from such investments. Certain affiliates of the Company and/or entities owned or controlled by principals of the Company are engaged in real estate lending activities involving similar properties and in that regard are competing with the Company.

LENDING ACTIVITIES

The Company's lending activities include both long-term and short-term mortgage loans on real estate properties, including multifamily residential apartment buildings, office buildings, commercial properties and vacant land. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages.

At December 31, 2004, the Company's mortgage loan portfolio amounted to $101,532,000, compared to $90,417,000 at December 31, 2003. At December 31,
2004, $43,726,000 or forty-two (42) loans, were collateralized by multi-family apartment buildings located in the City of New York. These loans represent approximately 43% of the total mortgage loan portfolio.

In determining whether to make mortgage loans, the Company analyzes relevant real property and financial factors, which may include factors such as: the condition and use of the subject property; the property's income-producing capacity; and the quality of, lending experience with and creditworthiness of the borrower. The Company also considers the borrower's experience in owning or managing similar properties. The Company requires that all mortgaged properties be covered by property insurance in amounts deemed adequate in the opinion of management. In addition, representatives of the Company, as part of the approval process, make physical inspections of properties being considered for mortgage loans.

The Company does not have formal policies regarding the percentage of its assets that may be invested in any single mortgage, the type of mortgage loans and investments it can make, the geographic location of properties collateralizing those mortgages or limits on the amounts loaned to one borrower, loan-to-value ratios or debt service coverage ratios. It also does not have a loan committee or a formal loan approval process.

Mortgage loans originated and acquired are solicited directly by the Company's officers, from existing borrowers, through advertising and from broker referrals. The Company has in the past and may in the future participate in mortgages originated by its affiliates, including Intervest National Bank.

The Company's mortgage loans typically provide for periodic payments of interest and principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgages owned by the Company provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. Eighty-nine (89) of the mortgage loans in the Company's portfolio, representing approximately 93% of the principal balance of the Company's portfolio, have balloon payments due at the time of their maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage, or if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage. To the extent that the aggregate net revenues from the Company's mortgage investments are insufficient to provide funds equal to the payments due under the Company's debt obligations, then the Company would be required to utilize its working capital for such purposes or otherwise obtain the necessary funds from outside sources. No assurance can be given that such funds would be available to the Company. The Company's mortgage loans are generally not personal obligations of the borrower and are not insured or guaranteed by governmental agencies.

The Company's mortgage loans include first mortgage loans and junior mortgage loans. The Company owns fifty-five (55) junior mortgages. These mortgages are subordinate in right of payment to senior mortgages on the various properties securing the loans. In all cases, in the opinion of management, the current value of the underlying property collateralizing the mortgage loan is in excess of the stated amount of its junior mortgage loan plus the senior loan. Therefore, in the opinion of management of the Company, each property on which a mortgage owned by the Company is a lien constitutes adequate collateral for the related mortgage loan. Accordingly, in the event the owner of a property fails to make required debt service payments, management believes that, based upon current value, upon a foreclosure of the mortgage and sale of the property, the Company would recover its entire investment. However, there can be no assurance that the current value of the underlying property will be maintained.

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

At December 31, 2004: three of the mortgages in the Company's portfolio (representing approximately 6% of the principal balance in the Company's portfolio) allowed recourse against the mortgagor only with respect to liabilities related to tenant security deposits; fifty-four (54) of the mortgages (representing approximately 56% of the principal balance in the Company's portfolio) allowed recourse against the mortgagor only with respect to liabilities relating to tenant security deposits, proceeds from insurance policies, losses arising under environmental laws and losses resulting from waste or acts of malfeasance; thirty five (35) loans (representing approximately 37% of the portfolio), are full recourse; one loan (representing approximately 0.2% of the portfolio), is a full recourse loan that is currently in default; and four loans were without recourse. In addition, at December 31, 2004, thirty-five (35) of the Company's mortgages were guaranteed by third parties.

The Company normally charges loan origination fees on nearly all of the mortgage loans it originates based on a percentage of the principal amount. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another similar fee that is contractually due when the loan is repaid. The total fee, net of related direct loan origination costs, is deferred and amortized over the contractual life of the loans as an adjustment to the loan's yield. At December 31, 2004, the Company had $1,012,000 of net deferred loan fees and $884,000 of loan fees receivable. The Company also earns fees from the servicing of its loans.

Many of the Company's mortgage loans include provisions relating to Prepayment and others prohibit prepayment of indebtedness entirely. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees due at the time of repayment and interest in certain cases. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Of the ninety-six
(96) mortgages in the portfolio: four (4) allow prepayment without a fee payment; three (3) prohibit prepayment; forty-eight (48) permit prepayment only after passage of a specific period with fees of 1% or 31 days interest on forty-six of these forty-eight loans; and forty-one (41) permit prepayment after payment of fees ranging from 0.5% up to 5% of the principal balance. The Company earned prepayment income from the early repayment of loans of $447,000 in 2004, $260,000 in 2003 and $334,000 in 2002.

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

TEMPORARY INVESTMENT ACTIVITIES

The Company has historically invested its excess cash (after meeting its lending commitments and scheduled repayments of borrowed funds) in commercial paper and certificate of deposits issued by large commercial banks and U.S. government securities. The level of such investments fluctuates based on various factors, including liquidity needs, loan demand and scheduled repayments of debentures. Cash and short-term investments at December 31, 2004 amounted to $17,151,000, compared to $25,772,000 at December 31, 2003.

ASSET QUALITY

After a loan is originated, the Company makes ongoing reviews in order to monitor documentation and valuations of collateral with the objective of quickly identifying, evaluating and initiating corrective actions if necessary.

All loans are subject to the risk of default, otherwise known as credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers. A borrower's ability to make payments due under a mortgage loan is related to the Company's underwriting standards and is dependent upon the risks associated with real estate investments in general, including: general or local economic conditions in the areas the properties are located, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, supply of and demand for rental units, supply of and demand for properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental rules, regulations and fiscal policies. Additionally, terrorist acts, such as those that occurred on September 11, 2001, armed conflicts, such as the war on terrorism, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions. Economic conditions affect the market value of the underlying collateral as well as the levels of occupancy of income-producing properties.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities. The Company's loan portfolio is concentrated in commercial real estate and multifamily mortgage loans (including land loans). The properties underlying the Company's mortgages are also concentrated in New York State (85%). Many of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents.

Loans are placed on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. At December 31, 2004, one loan with a principal balance of $179,000 was on nonaccrual status, compared to two loans with an aggregate principal balance of $1,057,000 at December 31, 2003. The loans were considered impaired under the criteria of SFAS No.114. The loan at December 31, 2004 is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company has commenced foreclosure proceedings against this borrower. A valuation allowance was not maintained at any time under SFAS 114 for these loans because the Company believes that the estimated fair value of the underlying properties is sufficient to provide for repayment of its recorded investment. There were no other impaired loans or loans ninety days past due and still accruing interest.

The Company evaluates its portfolio of mortgage loans based on various factors to determine the need for an allowance for loan losses. At December 31, 2004, the allowance was $332,000. During the last five years, the Company has not experienced a loss from its lending activities. There can be no assurance however, that a downturn in real estate values or local economic conditions, as well as other factors, would not have an adverse impact on the Company's asset quality and future level of nonperforming assets, chargeoffs and profitability.

SOURCES OF FUNDS

The Company's principal sources of funds for investing consist of borrowings (through the issuance of its debentures), mortgage repayments and cash flow generated from operations. From time to time, it has also received capital contributions from the Parent Company. At December 31, 2004, Intervest Mortgage Corporation had debentures outstanding of $88,850,000, compared to $87,350,000 at December 31, 2003.

SERVICING AGREEMENT

The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with Intervest National Bank's underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement, renews each January 1 unless terminated by either party. The Company earned $4,262,000, $2,343,000 and $1,597,000 for 2004, 2003 and 2002, respectively, in connection with this agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

EMPLOYEES

At December 31, 2004, the Company employed 17 full-time equivalent employees, compared to 16 at year-end 2003. The Company provides various benefit plans, including group life, health and a 401(k) Plan. The employees are not covered by a collective bargaining agreement and the Company believes employee relations are good.

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

SUBSIDIARIES

Intervest Distribution Corporation performs record-keeping functions for the Company. Intervest Realty Servicing Corporation is engaged in certain mortgage servicing activities.

There were no dividends paid to the Company by its subsidiaries in 2004, 2003 or 2002.

EFFECT OF GOVERNMENT REGULATION

Investment in mortgages on real properties may be impacted by government regulation in several ways. As a subsidiary of a Financial Holding Company, the Company is subject to the regulation by the Federal Reserve Board.

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

Laws regulating the storage, disposal and clean up of hazardous or toxic substances at real property have been adopted at the federal, state and local levels. Such laws may impose a lien on the real property superior to any mortgages on the property. In the event such a lien was imposed on any property, which serves as security for a mortgage owned by the Company, the security for such mortgage could be impaired. In addition, as a bank holding company, the Parent Company is extensively regulated under both federal and state laws and regulations.

ITEM 2. PROPERTIES

As of May, 2004, the Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company's lease expires March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent.

ITEM 3. LEGAL PROCEEDINGS

The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company is a wholly owned subsidiary of the Parent Company, therefore there is no market for its stock. The payment of dividends by the Company to the Parent Company is subject to restrictions. The Company cannot declare or pay any dividend or make any distribution on its capital stock (other than dividends or distributions payable in capital stock), or purchase, redeem or otherwise acquire or retire for value, or permit any subsidiary to purchase or otherwise acquire for value, capital stock of the Company, if at the time of such payment, the Company is not in compliance with the indentures under which the Company's debentures were issued. The payment of dividends if any, will be determined by the Company's Board of Directors and in addition to the restrictions noted above, is dependent upon a number of factors, including the results of operations and financial condition of the Company.

The Company paid a $3,000,000 dividend to the Parent Company in 2000. The actual amount, if any, and timing of future dividends will depend on the above factors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The table below presents selected consolidated financial data. This data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

                                                             At or For The Year Ended December 31,
                                                       ------------------------------------------------
($ in thousands)                                          2004      2003      2002      2001      2000
-------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION DATA:
Total assets                                           $122,451  $119,578  $ 97,311  $ 83,083  $ 74,860
Cash and short-term investments                          17,151    25,772    17,946    16,752    19,476
Mortgage loans receivable, net of deferred fees         100,520    89,307    73,499    62,665    51,992
Allowance for mortgage loan losses                          332       191       101        18        --
Subordinated debentures and related interest payable     97,069    99,402    84,751    72,113    64,347
Stockholder's equity                                     23,527    18,173    11,413     9,847     9,269
-------------------------------------------------------------------------------------------------------
OPERATIONS DATA:
Interest and fee income                                $  9,896  $  9,269  $  8,420  $  7,625  $  8,519
Servicing agreement income - related party                4,262     2,343     1,597       463       285
Gain on early repayment of mortgages                        447       260       334       582       340
Other income                                                207       196       125       106       130
-------------------------------------------------------------------------------------------------------
Total revenues                                           14,812    12,068    10,476     8,776     9,274
-------------------------------------------------------------------------------------------------------
Interest on debentures  (1)                               6,811     6,187     5,483     5,849     7,304
Amortization of deferred debenture offering costs         1,134       953       805       662       714
Provision for mortgage loan losses                          141        90        83        18        --
General and administrative expenses                       2,347     1,583     1,332     1,174     1,015
-------------------------------------------------------------------------------------------------------
Total expenses                                           10,433     8,813     7,703     7,703     9,033
-------------------------------------------------------------------------------------------------------
Earnings before income taxes                              4,379     3,255     2,773     1,073       241
Provision for income taxes (1)                            2,025     1,496     1,207       495       112
-------------------------------------------------------------------------------------------------------
Net income                                             $  2,354  $  1,759  $  1,566  $    578  $    129
-------------------------------------------------------------------------------------------------------
RATIOS AND OTHER DATA
Ratio of earnings to fixed charges (2)                     1.6x      1.5x      1.4x      1.2x      1.1x
Dividends paid to Parent Company                       $     --  $     --  $     --  $     --  $  3,000
-------------------------------------------------------------------------------------------------------

A charge of $206,000, net of taxes, from the early retirement of debentures that was previously reported in 2000 as an extraordinary item has been reclassified (a $382,000 increase to interest expense and a $176,000 decrease to the provision for income taxes) to give effect to SFAS No. 145," Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections."

The ratio of earnings to fixed charges has been computed by dividing earnings (before the provision for income taxes and fixed charges) by fixed charges. Fixed charges consist of interest expense incurred during the period and amortization of deferred debenture offering costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation and Intervest Realty Servicing Corporation (hereafter referred to as the "Company" on a consolidated basis), are engaged in the real estate business, including the origination and purchase of real estate mortgage loans, consisting of first mortgage, junior mortgage and wraparound mortgage loans. The Company also provides mortgage loan origination services to Intervest National Bank.

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

The Company's lending activities include both long-term and short-term mortgage loans on real estate properties that mature within approximately five years, including multifamily residential apartment buildings, office buildings, commercial properties and vacant land. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. No mortgage loans have been resold to third parties during the past five years. While the Company has not previously made acquisitions of real property, it may also, from time to time, acquire interests in real property, including fee interests.

Many of the properties collateralizing the loans in the Company's mortgage loan portfolio are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties.

Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and interest in certain cases. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates

The Company's profitability is affected by its net interest income, which is the difference between interest income generated from its mortgage loans and the interest expense, inclusive of amortization of offering costs, incurred on its debentures. The Company's profitability is also affected by its noninterest income and expenses, provision for loan losses and income taxes. Noninterest income consists of fee income from providing mortgage loan origination services to Intervest National Bank as well as loan service charges and prepayment income generated from the Company's loan portfolio. Noninterest expense consists mainly of compensation and benefits expense, occupancy expenses, professional fees, insurance expense and other operating expenses.

The Company's profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic conditions in that area also have an impact on the Company's operations. Additionally, terrorist acts, such as those that occurred on September 11, 2001, and armed conflicts, such as the war on terrorism, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions.

CRITICAL ACCOUNTING POLICIES

An accounting policy is deemed to be "critical" if it is important to a company's results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. The Company believes that the estimates and assumptions used in connection with the amounts reported in its financial statements and related disclosures are reasonable and made in good faith. The Company believes that currently its most critical accounting policy relates to the determination of its allowance for mortgage loan losses. For a further discussion of this policy as well as all of the Company's significant accounting policies, see note 1 to the consolidated financial statements.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND DECEMBER 31, 2003

Total assets at December 31, 2004 increased to $122,451,000, from $119,578,000 at December 31, 2003. The increase is the result of new mortgage loans, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased to $17,151,000 at December 31, 2004, from $25,772,000 at December 31, 2003 due primarily to a lower level of short-term investments. Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $100,188,000 at December 31, 2004, compared to $89,116,000 at December 31, 2003. The growth reflected new originations, partially offset by principal repayments.

At December 31, 2004, one loan with a principal balance of $179,000 was on nonaccrual status, compared to two loans with an aggregate principal balance of $1,057,000 at December 31, 2003. These loans were considered impaired under the criteria of SFAS No.114. However a specific valuation allowance was not maintained at any time since the Company believes the estimated fair value of each of the underlying properties is greater than its recorded investment.

The allowance for loan losses amounted to $332,000 at December 31, 2004, compared to $191,000 at December 31, 2003. The increase reflected a $141,000 provision resulting from an increase in loans outstanding during 2004. The increased provision was also the result of management's decision to increase the allowance for loan losses by five basis points on the entire portfolio. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the consolidated financial statements. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Deferred debenture offering costs, net of accumulated amortization, increased to $3,271,000 at December 31,2004, from $2,851,000 at December 31, 2003. The increase was primarily due to $1,554,000 of additional deferred costs associated with issuing new debentures, partially offset by normal amortization.

Total liabilities at December 31, 2004 decreased to $98,924,000, from $101,405,000 at December 31, 2003. The decrease primarily reflected a lower level of debenture interest payable, partially offset by an increase in subordinated debentures payable.

Subordinated debentures payable increased to $88,850,000 at December 31, 2004 from $87,350,000 at December 31, 2003. The increase was due to the issuance of Series 11/28/03 and 6/7/04 debentures totaling $21,500,000 in principal amount. The sales, after underwriter's commissions and other issuance costs, resulted in net proceeds of $19,924,000. The new debentures were offset by Series 5/12/95 debentures that were redeemed on March 1, 2004 (principal of $9,000,000 and accrued interest of $2,749,000), Series 6/28/99 debentures (due 7/1/04) that matured and were retired on 7/1/04 (principal of $2,000,000 and accrued interest of $980,000) and Series 10/19/95 debentures (principal of $9,000,000 and accrued interest of $2,133,000) that matured and were retired on 10/01/04.

At December 31, 2004, debenture interest payable at maturity amounted to $8,219,000, compared to $12,052,000 at year-end 2003. The decrease was due to the repayment of interest resulting from the maturity or early redemption of debentures partially offset by the normal accrual of interest on outstanding debentures. Nearly all of the accrued interest payable at December 31, 2004 is due and payable at the maturity of the various debentures.

Stockholder's equity increased to $23,527,000 at December 31, 2004, from $18,173,000 at December 31, 2003 due to net income of $2,354,000 and capital contributions from the Parent Company totaling $3,000,000.

COMPARISON  OF  RESULTS  OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND
2003

The Company's net income increased by $595,000 to $2,354,000 in 2004 from $1,759,000 in 2003. The increase was primarily due to a $1,919,000 increase in service fee income received from Intervest National Bank and a $627,000 increase in interest and fee income on mortgage loans, partially offset by a $764,000 increase in general and administrative expenses, a $624,000 increase in interest on debentures and a $529,000 increase in income tax expense.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2004 and 2003. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                                 For the Year Ended December 31,
                                                                 -------------------------------
                                                               2004                            2003
                                                  -------------------------------  -------------------------------
                                                  Average    Interest    Yield/    Average    Interest    Yield/
($in thousands)                                   Balance   Inc./Exp.     Rate     Balance   Inc./Exp.     Rate
------------------------------------------------------------------------------------------------------------------
                           Assets
Mortgage loans receivable (1)                     $102,789  $    9,657      9.40%  $ 91,123  $    9,066      9.95%
Short-term investments                              16,167         239      1.48     13,502         203      1.50
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                      118,956  $    9,896      8.32%   104,625  $    9,269      8.86%
------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                           4,551                            3,659
------------------------------------------------------------------------------------------------------------------
Total assets                                      $123,507                         $108,284
------------------------------------------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity
Debentures and accrued interest payable           $100,022  $    7,945      7.94%  $ 92,172  $    7,140      7.75%
Noninterest-bearing liabilities                      2,486                            1,858
Stockholders' equity                                20,999                           14,254
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity        $123,507                         $108,284
------------------------------------------------------------------------------------------------------------------
Net interest income                                         $    1,951                       $    2,129
------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin                $ 18,934                  1.64%  $ 12,453                  2.03%
------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities              1.19x                            1.13x
------------------------------------------------------------------------------------------------------------------

Mortgage loans receivable include non-performing loans.

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $1,951,000 in 2004, compared to $2,129,000 in 2003. The decrease in net interest income was due to a lower net interest margin, partially offset by growth in the Company's total interest-earning assets. The decrease in the margin to 1.64% in 2004 from 2.03% in 2003 was due to the Company's yield on interest-earning assets decreasing without an offsetting decrease in its cost of subordinated debentures. The growth in average assets consisted of an increase in mortgage loans of $11,666,000 and short-term investments of $2,665,000, funded by new debentures of $7,850,000 and a $6,745,000 increase in average stockholders' equity.

During 2004, the Company continued to operate in a refinancing environment where higher rate loans were paid off and lower rate loans were originated for its portfolio. This contributed to a reduction in net interest income, the effects of which were partially offset by an increase in gain on the early repayment of mortgages.

The Company's yield on interest-earning assets decreased 54 basis points to 8.32% in 2004 due to lower rates on new mortgage loans originated and prepayments of higher-yielding loans. The cost of debentures increased 19 basis points to 7.94% in 2004 largely due to the redemption of Series 5/12/95 and Series 10/19/95 floating-rate debentures totaling $18,000,000. These debentures were indexed to the JPMorgan Chase Bank prime rate and had an interest rate of between 4.00% and 4.75% at the time of redemption.

Servicing agreement income increased to $4,262,000 in 2004, from $2,343,000 in 2003. The increase of $1,919,000 was the result of increased loan origination services provided to Intervest National Bank.

Gain on early repayment of mortgages increased to $447,000 in 2004, from $260,000 in 2003. The increase of $187,000 was the result of an increase in the number of loans that were repaid prior to maturity in the 2004 compared to 2003.

The provision for loan losses was $141,000 in 2004, compared to $90,000 in 2003. The higher provision reflected an increase in loans outstanding during 2004 as well as a five basis point increase in 2004 in the amount of allowance maintained on the entire portfolio.

General and administrative expenses increased to $2,347,000 in 2004, from $1,583,000 in 2003, largely due to increases in salaries and employee benefits expenses, occupancy expenses, professional fees and directors' fees, and the commencement of a management fee that is paid by the Company to the Parent Company.

Salaries and employee benefits expense increased $353,000 due to an increase in staff, a higher cost of employee benefits, bonus payments and salary increases. The Company had 17 fulltime employees at December 31, 2004 versus 16 at December 31, 2003.

Occupancy expenses increased $257,000 due to the payment of additional rent on the Company's new office space. The Company shares office space, under an informal agreement, with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related expenses was $35,000 per month in 2004. The lease on the Company's former space expired in September 2004 and the Company's obligation to pay approximately $22,000 per month ended in September 2004.

Beginning in the third quarter of 2004, the Company commenced paying a management fee to the Parent Company of $37,500 per quarter. There was no management fee in 2003. Professional fees increased by $23,000 due to higher audit fees. Director fees increased by $40,000 due to higher fees paid to directors for each board and committee meeting attended. The fees were increased in June 2003 and October 2004.

The provision for income taxes amounted to $2,025,000 and $1,496,000 in 2004 and 2003, respectively. The provision represented 46% of pretax income for 2004 and 2003. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

COMPARISON  OF  RESULTS  OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND
2002

The Company's net income increased $193,000 to $1,759,000 in 2003 from $1,566,000 in 2002. The increase was primarily due to a $746,000 increase in service fee income received from Intervest National Bank, partially offset by a $289,000 increase in income tax expense and a $251,000 increase in general and administrative expenses.

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

                                                             For the Year Ended December 31,
                                                             -------------------------------
                                                          2003                             2002
                                             -------------------------------  -------------------------------
                                             Average    Interest    Yield/    Average    Interest    Yield/
($in thousands)                              Balance   Inc./Exp.     Rate     Balance   Inc./Exp.     Rate
-------------------------------------------------------------------------------------------------------------
                       Assets
Mortgage loans receivable (1)                $ 91,123  $    9,066      9.95%  $ 71,346  $    8,131     11.40%
Short-term investments                         13,502         203      1.50     15,473         289      1.87
-------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 104,625  $    9,269      8.86%    86,819  $    8,420      9.70%
-------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      3,659                            3,000
-------------------------------------------------------------------------------------------------------------
Total assets                                 $108,284                         $ 89,819
-------------------------------------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 92,172  $    7,140      7.75%  $ 77,742  $    6,288      8.09%
Noninterest-bearing liabilities                 1,858                            1,488
Stockholders' equity                           14,254                           10,589
-------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $108,284                         $ 89,819
-------------------------------------------------------------------------------------------------------------
Net interest income                                    $    2,129                       $    2,132
-------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 12,453                  2.03%  $  9,077                  2.46%
-------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest- bearing liabilities        1.13x                            1.12x
-------------------------------------------------------------------------------------------------------------

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

The yield on interest-earning assets decreased 84 basis points to 8.86% in 2003 due to lower rates on new mortgage loans originated, prepayments of higher-yielding loans and lower yields earned on short-term investments. The cost of debentures decreased 34 basis points to 7.75% in 2003 largely due to lower rates paid on $41,500,000 of floating-rate debentures. These debentures are indexed to the JPMorgan Chase Bank prime rate, which decreased by a total of 25 basis points from December 2002.

Servicing agreement income from Intervest National Bank increased to $2,343,000 in 2003, from $1,597,000 in 2002. The increase of $746,000 was due to increased loan origination services provided to the bank.

General and administrative expenses aggregated $1,583,000 in 2003, compared to $1,332,000 in 2002. The increase of $251,000 was primarily the result of an increase in salary expense of $149,000 (resulting from additional staff, salary increases and a higher cost of benefits) and a $45,000 increase in occupancy expense, primarily due to additional rented space and higher lease escalation costs.

The provision for income taxes amounted to $1,496,000 and $1,207,000 in 2003 and 2002, respectively. The provision represented 46% and 44% of pretax income for 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operations, lending commitments and the repayment of debentures. The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations. From time to time, the Company also receives capital contributions from the Parent Company. For additional information about the cash flows from the Company's operating, investing and financing activities, see the consolidated statements of cash flows in this report.

At December 31, 2004, the Company had commitments outstanding to lend of $6,080,000. If all these commitments were to close, they would be funded by the combination of cash on hand and from the scheduled maturities of existing loans. For the year ending December 31, 2005, the Company is required to repay $29,100,000 of principal and $5,191,000 of accrued interest on its subordinated debentures. The Company expects to repay these subordinated debentures and related accrued interest from scheduled maturities of existing mortgage loans, cash generated from ongoing operations and cash on hand. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

The Company has filed a registration statement relating to an offering of additional debentures. It is anticipated that debentures in an aggregate principal amount of up to $14,000,000 will be issued in the second quarter of 2005.

OFF-BALANCE SHEET COMMITMENTS

Commitments to extend credit amounted to $6,080,000 at December 31, 2004, of which nearly all will either close or expire in 2005. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

CONTRACTUAL OBLIGATIONS

The table below summarizes the Company's contractual obligations as of December 31, 2004.

                                                             Due In
                                             ------------------------------------------
                                                        2006 and   2008 and   2010 and
($in thousands)                     Total      2005       2007       2009       Later
---------------------------------------------------------------------------------------
Subordinated debentures payable   $  88,850  $  29,100  $  16,000  $  21,250  $  22,500
Debenture interest payable            8,219      5,191      1,960        857        211
---------------------------------------------------------------------------------------
                                  $  97,069  $  34,291  $  17,960  $  22,107  $  22,711
---------------------------------------------------------------------------------------

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

The Company has a "floor," or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The Company's one-year interest rate sensitivity gap was a positive $64,025,000, or 52% of total assets, at December 31, 2004, compared to a positive $43,996,000, or 37%, at December 31, 2003. The increase was primarily due to the origination of new floating-rate mortgage loans funded by the issuance of fixed-rate subordinated debentures with terms of greater than one year.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2004, that are scheduled to mature or reprice within the periods shown. Floating-rate loans and debentures, which are subject to adjustment at any time, are included in the 0-3 month period rather than in the period in which they mature. Fixed-rate loans and debentures are scheduled according to their contractual maturities.

                                      0-3       4-12      Over 1-4    Over 4
($in thousands)                     Months     Months      Years       Years      Total
-----------------------------------------------------------------------------------------
Floating-rate loans                $ 72,435   $      -   $       -   $      -   $ 72,435
Fixed-rate loans                      5,445      9,444      10,589      3,619     29,097
-----------------------------------------------------------------------------------------
Total loans                          77,880      9,444      10,589      3,619    101,532
Short-term investments               10,991          -           -          -     10,991
-----------------------------------------------------------------------------------------
Total rate-sensitive assets        $ 88,871   $  9,444   $  10,589   $  3,619   $112,523
-----------------------------------------------------------------------------------------

Debentures payable                 $ 26,100   $  3,000   $  28,750   $ 31,000   $ 88,850
Accrued interest on debentures        5,133         57       2,641        388      8,219
-----------------------------------------------------------------------------------------
Total rate-sensitive liabilities   $ 31,233   $  3,057   $  31,391   $ 31,388   $ 97,069
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
GAP (repricing differences)        $ 57,638   $  6,387   $ (20,802)  $(27,769)  $ 15,454
-----------------------------------------------------------------------------------------
Cumulative GAP                     $ 57,638   $ 64,025   $  43,223   $ 15,454   $ 15,454
-----------------------------------------------------------------------------------------
Cumulative GAP to total assets         47.0%      52.3%       35.3%      12.6%      12.6%
-----------------------------------------------------------------------------------------

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture-issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2004 and 2003, which reflect changes in market prices and rates, can be found in note 14 to the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are included herein:

-  Report  of  Independent  Registered  Public  Accounting  Firm  (PAGE  16)
-  Consolidated  Balance  Sheets  at  December  31,  2004  and  2003  (PAGE  17)
- Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002 (PAGE 18)
- Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002 (PAGE 19)
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002 (PAGE 20)
-  Notes  to  the  Consolidated  Financial  Statements  (PAGES  21  TO  30)
-  Schedule IV - Mortgage Loans on Real Estate (PAGES 31 AND 32)

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

We have audited the consolidated balance sheets of Intervest Mortgage Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2004.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above fairly present, in all material respects, the consolidated financial position of Intervest Mortgage Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP
--------------
Eisner LLP
New York, New York
February 10, 2005

                             INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS


                                                                                       AT DECEMBER 31,
                                                                                      -----------------
($ in thousands)                                                                         2004      2003
--------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                  $  6,160  $  1,379
Short-term investments (note 2)                                                         10,991    24,393
                                                                                      --------  --------
    Total cash and cash equivalents                                                     17,151    25,772
Mortgage loans receivable
  (net of unearned fees and discounts and allowance for loan losses, notes 3 and 4)    100,188    89,116
Accrued interest receivable                                                                497       642
Loan fees receivable                                                                       884       762
Fixed assets, net (note 5)                                                                  88        86
Deferred debenture offering costs, net (note 6)                                          3,271     2,851
Other assets                                                                               372       349
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $122,451  $119,578
--------------------------------------------------------------------------------------------------------

LIABILITIES
Mortgage escrow funds payable                                                         $  1,644  $  1,671
Subordinated debentures payable (note 7)                                                88,850    87,350
Debenture interest payable at maturity (note 7)                                          8,219    12,052
Other liabilities                                                                          211       332
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       98,924   101,405
--------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 11 and 13)

STOCKHOLDER'S EQUITY
Class A common stock
  (no par value, 200 shares authorized, 100 issued and outstanding)                      2,100     2,100
Class B common stock ( no par value, 100 shares authorized, none issued )                    -         -
Additional paid-in-capital                                                              11,510     8,510
Retained earnings (note 8)                                                               9,917     7,563
--------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                              23,527    18,173
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                            $122,451  $119,578
========================================================================================================

See accompanying notes to consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
($ in thousands)                                        2004     2003     2002
-------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                  $ 9,657  $ 9,066  $ 8,131
Interest income on short-term investments                 239      203      289
                                                      -------------------------
    Total interest and fee income                       9,896    9,269    8,420
Servicing agreement income - related party (note 11)    4,262    2,343    1,597
Gain on early repayment of mortgages                      447      260      334
Other income                                              207      196      125
-------------------------------------------------------------------------------
TOTAL REVENUES                                         14,812   12,068   10,476
-------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                  6,811    6,187    5,483
Amortization of deferred debenture offering costs       1,134      953      805
Provision for loan losses                                 141       90       83
General and administrative                              2,347    1,583    1,332
-------------------------------------------------------------------------------
TOTAL EXPENSES                                         10,433    8,813    7,703
-------------------------------------------------------------------------------

Income before income taxes                              4,379    3,255    2,773
Provision for income taxes (note 12)                    2,025    1,496    1,207
-------------------------------------------------------------------------------
NET INCOME                                            $ 2,354  $ 1,759  $ 1,566
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                            YEAR ENDED DECEMBER 31,
                                           -------------------------
($ in thousands)                            2004     2003     2002
--------------------------------------------------------------------
CLASS A COMMON STOCK
--------------------------------------------------------------------
Balance at beginning and end of year       $ 2,100  $ 2,100  $ 2,100
--------------------------------------------------------------------

CLASS B COMMON STOCK
--------------------------------------------------------------------
Balance at beginning and end of year             -        -        -
--------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of year                 8,510    3,509    3,509
Contributions from Parent Company            3,000    5,001        -
--------------------------------------------------------------------
Balance at end of year                      11,510    8,510    3,509
--------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                 7,563    5,804    4,238
Net income                                   2,354    1,759    1,566
--------------------------------------------------------------------
Balance at end of year                       9,917    7,563    5,804
--------------------------------------------------------------------

--------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF YEAR  $23,527  $18,173  $11,413
====================================================================

See accompanying notes to consolidated financial statements.

                           INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
($ in thousands)                                                         2004       2003       2002
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                            $  2,354   $  1,759   $  1,566
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation                                                              32         33         28
  Provision for loan losses                                                141         90         83
  Amortization of deferred debenture offering costs                      1,134        953        805
  Amortization of premiums, fees and discounts, net                     (1,047)      (878)      (640)
  Gain on early repayment of mortgage loans receivable                    (447)      (260)      (334)
  Net (decrease) increase in mortgage escrow funds payable                 (27)     1,011          2
  Net (decrease) increase in debenture interest payable at maturity     (3,833)     1,301      1,638
  Net change in all other assets and liabilities                         1,276        878        800
-----------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (417)     4,887      3,948
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                       61,270     62,209     25,494
Originations of mortgage loans receivable                              (72,385)   (78,321)   (36,205)
Net decrease (increase) in interest-earning time deposits with banks        --      2,000     (2,000)
Purchases of fixed assets, net                                             (35)       (52)       (31)
-----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (11,150)   (14,164)   (12,742)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs             19,946     14,752     12,488
Principal repayments of debentures                                     (20,000)    (2,650)    (2,500)
Capital contributions from Parent Company                                3,000      5,001         --
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                2,946     17,103      9,988
-----------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                    (8,621)     7,826      1,194

Cash and cash equivalents at beginning of year                          25,772     17,946     16,752

-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 17,151   $ 25,772   $ 17,946
=====================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
  Interest                                                            $ 10,644   $  4,886   $  3,845
  Income taxes                                                           2,112      1,817      1,214
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION  OF  BUSINESS

     Intervest Mortgage Corporation and Subsidiaries (the "Company") is a wholly owned subsidiary of Intervest Bancshares Corporation (the "Parent Company"). The Company is engaged in the real estate business, including the origination and purchase of real estate mortgage loans. The Company also provides loan origination services to Intervest National Bank, a wholly owned subsidiary of the Parent Company. Officers of the Company are Directors of the Company and are officers, principal shareholders and Directors of the Parent Company.

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

     USE  OF  ESTIMATES

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the estimated fair values of the Company's financial instruments.

     CASH  EQUIVALENTS

     For purposes of the statements of cash flows, cash equivalents include short-term investments that have original maturities of three months or less when purchased.

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

     Mortgage loans receivable are placed on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. Accrued interest receivable previously recognized is reversed and amortization of net deferred fee income is discontinued for mortgage loans receivable placed on a nonaccrual status. Interest payments received on mortgage loans receivable in a nonaccrual status are recognized as income on a cash basis unless future collections on principal are doubtful, in which case the payments received are applied as a reduction of principal. Mortgage loans receivable remain on nonaccrual status until principal and interest payments are current.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     ALLOWANCE  FOR  MORTGAGE  LOAN  LOSSES

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

     FIXED  ASSETS

     Fixed assets are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Maintenance, repairs and minor improvements are charged to operating expenses as incurred while major improvements are capitalized.

     DEFERRED  DEBENTURE  OFFERING  COSTS

     Costs relating to offerings of debentures are amortized over the terms of the debentures. Deferred debenture offering costs consist primarily of underwriters' commissions.

     ADVERTISING  COSTS

     Advertising costs are expensed as incurred.

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

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     RECENT  ACCOUNTING  AND  REGULATORY  DEVELOPMENTS

     ACCOUNTING FOR LOAN COMMITMENTS In March 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. Currently, loan commitments that the Company enters into would not be required to be accounted for as derivative instruments under SAB 105.

2.   SHORT-TERM  INVESTMENTS
     At December 31, 2004 and 2003, short-term investments were comprised of bank commercial paper, money market and savings accounts with banks.

3.   MORTGAGE LOANS RECEIVABLE
     Mortgage loans receivable are summarized as follows:

                                                             At December 31, 2004      At December 31, 2003
                                                          ------------------------  ------------------------
     ($ in thousands)                                     # of loans     Amount     # of loans     Amount
     -------------------------------------------------------------------------------------------------------
     Residential multifamily mortgage loans receivable            52  $    52,543           47  $    48,039
     Commercial real estate mortgage loans receivable             40       38,121           32       30,596
     Land and land development loans receivable                    4       10,868            3       11,782
     -------------------------------------------------------------------------------------------------------
     Mortgage loans receivable                                    96      101,532           82       90,417
     -------------------------------------------------------------------------------------------------------
     Deferred loan fees and unamortized discount                           (1,012)                   (1,110)
     -------------------------------------------------------------------------------------------------------
     Mortgage loans receivable, net of fees and discount                  100,520                    89,307
     -------------------------------------------------------------------------------------------------------
     Allowance for mortgage loan losses                                      (332)                     (191)
     -------------------------------------------------------------------------------------------------------
     Mortgage loans receivable, net                                   $   100,188               $    89,116
     -------------------------------------------------------------------------------------------------------

     At December 31, 2004, the loan portfolio consisted of $60,265,000 and $41,267,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $28,897,000 of fixed-rate loans and $72,635,000 of adjustable-rate loans. At December 31, 2003, the loan portfolio consisted of $61,869,000 and $28,548,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $32,773,000 of fixed-rate loans and $57,644,000 of adjustable-rate loans.

     At December 31, 2004, effective interest rates on mortgages ranged from 5.69% to 17.40%, compared to 5.08% to 17.19% at December 31, 2003.
     Many of the mortgage loans receivable have an interest rate floor which resets upward along with any increase in the loan's interest rate. This feature reduces the loan's interest rate exposure in periods of declining interest rates.

     During 2004, 2003 and 2002, certain mortgages were repaid in full prior to their maturity date. The prepayments resulted in the recognition of unearned fees and discounts associated with such mortgage loans receivable, as well as the receipt of prepayment fees in certain cases. For 2004, 2003 and 2002, income associated with the prepayments of mortgages was $447,000, $260,000 and $334,000, respectively.

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

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

3.   MORTGAGE LOANS RECEIVABLE, CONTINUED
     The geographic distribution of the properties that collateralize the loan portfolio is summarized as follows:

                                    At December 31, 2004      At December 31, 2003
                                  ------------------------  ------------------------
               ($ in thousands)     Amount     % of Total     Amount     % of Total
               ---------------------------------------------------------------------
               New York           $    86,701        85.4%  $    80,130        88.6%
               New Jersey               8,133         8.0         1,309         1.4
               Florida                  2,304         2.3         5,200         5.8
               Pennsylvania             1,822         1.8         2,156         2.4
               Maryland                   880         0.9             -           -
               Alabama                    789         0.8             -           -
               Connecticut                340         0.3           793         0.9
               All other                  563         0.5           829         0.9
               ---------------------------------------------------------------------
                                  $   101,532       100.0%  $    90,417       100.0%
               ---------------------------------------------------------------------

The following table shows scheduled contractual principal repayments of the loan portfolio at December 31, 2004:

               ($in thousands)
               ---------------------------------------------------------------------
               Year ended December 31, 2005                                 $ 47,596
               Year ended December 31, 2006                                   25,378
               Year ended December 31, 2007                                   16,230
               Year ended December 31, 2008                                    1,254
               Year ended December 31, 2009                                    1,599
               Thereafter                                                      9,475
               ---------------------------------------------------------------------
                                                                            $101,532
               ---------------------------------------------------------------------

     At December 31, 2004, $39,928,000 of mortgage loans receivable with adjustable rates and $14,008,000 of mortgage loans receivable with fixed rates are due after one year.

     At December 31, 2004, one loan with a principal balance of $179,000 was on a nonaccrual status, compared to two loans with an aggregate principal balance of $1,057,000 at December 31, 2003. These loans were considered impaired under the criteria of SFAS No.114. but no valuation allowance was maintained at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company's recorded investment.

     At December 31, 2004 and 2003, there were no other loans classified as nonaccrual, impaired or ninety days past due and still accruing interest. Interest income that was not recorded on nonaccrual loans under their contractual terms amounted to $15,000 in 2004 and $58,000 in 2003. The average balance of nonaccrual (impaired) loans for 2004 and 2003 was $76,000 and $610,000, respectively. There were no nonaccrual loans for 2002.

4.   ALLOWANCE FOR MORTGAGE LOAN LOSSES
     Activity in the allowance for mortgage loan losses is summarized as follows:

                                                       For the Year Ended  December  31,
                                                ----------------------------------------------
               ($ in thousands)                      2004             2003           2002
               -------------------------------------------------------------------------------
               Balance at beginning of year     $          191  $          101  $           18
               Provision charged to operations             141              90              83
               -------------------------------------------------------------------------------
               Balance at end of year           $          332  $          191  $          101
               -------------------------------------------------------------------------------

5.   FIXED  ASSETS
     Fixed assets are summarized as follows:

                                                          At December 31,
                                                  ------------------------------
               ($ in thousands)                         2004           2003
               -----------------------------------------------------------------
               Furniture, fixtures and equipment  $          82   $          99
               Automobiles                                   43              43
               -----------------------------------------------------------------
               Total cost                                   125             142
               -----------------------------------------------------------------
               Less accumulated deprecation                 (37)            (56)
               -----------------------------------------------------------------
               Fixed assets, net                  $          88   $          86
               -----------------------------------------------------------------

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

6.   DEFERRED DEBENTURE OFFERING COSTS

     Deferred debenture offering costs are summarized as follows:

                                                               At December 31,
                                                       ------------------------------
               ($ in thousands)                              2004            2003
               ----------------------------------------------------------------------
               Deferred debenture offering costs       $       7,079   $       7,209
               Less accumulated amortization                  (3,808)         (4,358)
               ----------------------------------------------------------------------
               Deferred debenture offering costs, net  $       3,271   $       2,851
               ----------------------------------------------------------------------

7.   SUBORDINATED DEBENTURES PAYABLE

     The following table summarizes debenture payable.

                                                                                  At December 31,   At December 31,
                                                                                ------------------  ----------------
     ($in thousands)                                                                    2004              2003
     -------------------------------------------------------------------------  ------------------  ----------------

     Series 05/12/95 - interest at 2% above prime       - due April 1, 2004     $                -  $          9,000
     Series 10/19/95 - interest at 2% above prime       - due October 1, 2004                    -             9,000
     Series 05/10/96 - interest at 2% above prime       - due April 1, 2005                 10,000            10,000
     Series 10/15/96 - interest at 2% above prime       - due October 1, 2005                5,500             5,500
     Series 04/30/97 - interest at 1% above prime       - due October 1, 2005                8,000             8,000
     Series 11/10/98 - interest at 9% fixed             - due January 1, 2005                2,600             2,600
     Series 06/28/99 - interest at 8 1/2 %fixed         - due July 1, 2004                       -             2,000
     Series 06/28/99 - interest at 9% fixed             - due July 1, 2006                   2,000             2,000
     Series 09/18/00 - interest at 8 1/2 % fixed        - due January 1, 2006                1,250             1,250
     Series 09/18/00 - interest at 9% fixed             - due January 1, 2008                1,250             1,250
     Series 08/01/01 - interest at 7 1/2 % fixed        - due April 1, 2005                  1,750             1,750
     Series 08/01/01 - interest at 8% fixed             - due April 1, 2007                  2,750             2,750
     Series 08/01/01 - interest at 8 1/2 %fixed         - due April 1, 2009                  2,750             2,750
     Series 01/17/02 - interest at 7 1/4 %fixed         - due October 1, 2005                1,250             1,250
     Series 01/17/02 - interest at 7 1/2 % fixed        - due October 1, 2007                2,250             2,250
     Series 01/17/02 - interest at 7 3/4 % fixed        - due October 1, 2009                2,250             2,250
     Series 08/05/02 - interest at 7 1/4 % fixed        - due January 1, 2006                1,750             1,750
     Series 08/05/02 - interest at 7 1/2 % fixed        - due January 1, 2008                3,000             3,000
     Series 08/05/02 - interest at 7 3/4 % fixed        - due January 1, 2010                3,000             3,000
     Series 01/21/03 - interest at 6 3/4 %fixed         - due July 1, 2006                   1,500             1,500
     Series 01/21/03 - interest at 7 % fixed            - due July 1, 2008                   3,000             3,000
     Series 01/21/03 - interest at 7 1/4 % fixed        - due July 1, 2010                   3,000             3,000
     Series 07/25/03 - interest at 6 1/2 % fixed        - due October 1, 2006                2,500             2,500
     Series 07/25/03 - interest at 6 3/4 % fixed        - due October 1, 2008                3,000             3,000
     Series 07/25/03 - interest at 7 % fixed            - due October 1, 2010                3,000             3,000
     Series 11/28/03 - interest at 6 1/4 % fixed        - due April 1, 2007                  2,000                 -
     Series 11/28/03 - interest at 6 1/2 % fixed        - due April 1, 2009                  3,500                 -
     Series 11/28/03 - interest at 6 3/4 %fixed         - due April 1, 2011                  4,500                 -
     Series 06/07/04 - interest at 6 1/4 % fixed        - due January 1, 2008                2,500                 -
     Series 06/07/04 - interest at 6 1/2 %fixed         - due January 1, 2010                4,000                 -
     Series 06/07/04 - interest at 6 3/4 % fixed        - due January 1, 2012                5,000                 -
     ---------------------------------------------------------------------------------------------------------------
                                                                                  $         88,850  $         87,350
     ---------------------------------------------------------------------------------------------------------------

     In the table above, prime represents the prime rate of JPMorganChase Bank, which was 5.25% on December 31, 2004 and 4.00% on December 31, 2003. The floating rate debentures have a maximum interest rate of 12%.

     In January 2004, the Company issued its Series 11/28/03 debentures in the principal amount of $10,000,000. Net proceeds, after deferred offering costs, amounted to $9,252,000.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

7.   SUBORDINATED DEBENTURES PAYABLE, CONTINUED

     In July 2004, the Company issued its Series 6/7/04 debentures in the principal amount of $11,500,000. Net proceeds, after deferred offering costs, amounted to $10,672,000.

     On March 1, 2004, the Company's Series 5/12/95 debentures due April 1, 2004 were redeemed for $9,000,000 of principal and $2,749,000 of accrued interest. On May 1, 2004, the Company's Series 6/28/99 debentures due July 1, 2004 were redeemed for $2,000,000 of principal and $980,000 of accrued interest. On October 1, 2004, the Company's Series 10/19/95 debentures were repaid for $9,000,000 of principal and $2,244,000 of accrued interest.

     Interest is paid quarterly on the Company's debentures except for the following: $1,980,000 of Series 5/10/96; all of Series 11/10/98, 6/28/99,
     9/18/00; $770,000 of Series 8/01/01; $270,000 of Series 1/17/02; $1,520,000
     of  Series 8/05/02; $1,750,000 of Series 11/28/03; and $1,910,000 of Series
     6/7/04 debentures, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

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

     The Company's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 6/7/04; which would be redeemed at a premium of 1% if it were redeemed prior to July 1, 2005. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

     The Company has filed a registration statement relating to an offering of additional debentures. It is anticipated that debentures in an aggregate principal amount of up to $14,000,000 will be issued in the second quarter of 2005.

     Scheduled contractual maturities of debentures as of December 31, 2004 are summarized as follows:

     ($in thousands)                    Principal      Accrued Interest
     -------------------------------------------------------------------
     Year ended December 31, 2005   $          29,100  $           5,191
     Year ended December 31, 2006               9,000              1,833
     Year ended December 31, 2007               7,000                127
     Year ended December 31, 2008              12,750                681
     Year ended December 31, 2009               8,500                176
     Thereafter                                22,500                211
     -------------------------------------------------------------------
                                    $          88,850  $           8,219
     -------------------------------------------------------------------

8.   DIVIDEND  RESTRICTION

     The payment of dividends by the Company to the Parent Company is subject to restrictions. The Company cannot declare or pay any dividend or make any distribution on its capital stock (other than dividends or distributions payable in capital stock), or purchase, redeem or otherwise acquire or retire for value, or permit any subsidiary to purchase or otherwise acquire for value, capital stock of the Company, if at the time of such payment, the Company is not in compliance with certain provisions of the indentures under which the Company's debentures were issued.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

9.   PROFIT  SHARING  PLAN

     The Company maintains a tax-qualified, profit sharing plan and trust in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan is available to each of the Company's eligible employees who elect to participate after meeting certain length-of-service requirements. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a period of time. Total cash contributions to the plan for 2004, 2003 and 2002 were $18,000, $13,000 and $13,000, respectively.

10.  RENTAL  EXPENSE

     As of May, 2004, the Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company's lease expires March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent.

     Total rent expense amounted to $486,000 in 2004, $242,000 in 2003 and $218,000 in 2002. Rent expense for 2004 included related charges paid to the Parent Company of $317,000.

11.  RELATED  PARTY  TRANSACTIONS

     From time to time, the Company participates with Intervest National Bank (a wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had no participations outstanding with Intervest National Bank at December 31, 2004, compared to an outstanding balance of $5,533,000 at December 31, 2003.

     The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank's underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $4,262,000, $2,343,000 and $1,597,000 for the years ended 2004, 2003 and 2002, respectively, in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

     The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $9,352,000 at December 31, 2004, and $18,869,000 at December 31, 2003. The Company received interest income of $138,000, $102,000 and $81,000 for the years ended 2004, 2003 and 2002, respectively, in connection with such deposits. These amounts are included in interest income in the consolidated statements of operations.

     Intervest Securities Corporation, an affiliate, received commissions and fees aggregating $119,000, $77,100 and $58,000 for the years ended 2004, 2003 and 2002 in connection with the placement of subordinated debentures of the Company.

     The Company paid fees of $137,000 in 2004, $199,000 in 2003 and $115,000 in
     2002 for legal services rendered by a law firm, a partner of which is a director of the Company. The Company paid commissions and fees in connection with the placement of debentures aggregating $679,000 in 2004, $531,000 in 2003 and $515,000 in 2002 to a broker/dealer, a principal of which is a director of the Company.

     The Company will reimburse the Parent Company for the new leased space as follows: $394,000 in 2005; $394,000 in 2006; $394,000 in 2007; $427,000
     in 2008; 437,000 in 2009 and $1,913,000 thereafter for an aggregate amount of $3,959,000.

     Beginning in the third quarter of 2004, the Company commenced paying a management fee to the Parent Company of $37,500 per quarter. There was no management fee in 2003.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

12.  INCOME  TAXES

     The Company files consolidated Federal and combined New York State and City income tax returns with its Parent Company on a calendar year basis. Income taxes are provided as if the Company filed a separate consolidated tax return with its subsidiaries.

     At December 31, 2004 and 2003, the Company's net deferred tax asset was $362,000 and $317,000, respectively, which is included in other assets on the balance sheet. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance was not maintained at any time in 2004, 2003 or 2002.

     Allocation of federal, state and local income taxes between current and deferred portions is as follows:

     ($in thousands)                 Current    Deferred   Total
     ------------------------------------------------------------
     Year Ended December 31, 2004:
       Federal                       $  1,298  $     (34)  $1,264
       State and Local                    772        (11)     761
     ------------------------------------------------------------
                                     $  2,070  $     (45)  $2,025
     ------------------------------------------------------------
     Year Ended December 31, 2003:
       Federal                       $  1,007  $     (88)  $  919
       State and Local                    605        (28)     577
     ------------------------------------------------------------
                                     $  1,612  $    (116)  $1,496
     ------------------------------------------------------------
     Year Ended December 31, 2002:
       Federal                       $    736  $     (24)  $  712
       State and Local                    501         (6)     495
     ------------------------------------------------------------
                                     $  1,237  $     (30)  $1,207
     ------------------------------------------------------------

     The components of the deferred tax benefit are summarized as follows:

                                              For the Year Ended December 31,
                                      ----------------------------------------------
     ($ in thousands)                       2004            2003          2002
     -------------------------------------------------------------------------------
     Deferred loan fees and discount  $          20   $         (76)  $          13
     Allowance for loan losses                  (65)            (40)            (38)
     Depreciation                                 -               -              (5)
     -------------------------------------------------------------------------------
                                      $         (45)  $        (116)  $         (30)
     -------------------------------------------------------------------------------

     The tax effects of the temporary differences that give rise to the deferred tax asset are summarized as follows:

                                                                    At December 31,
                                                          ----------------------------------
     ($ in thousands)                                           2004              2003
     ---------------------------------------------------------------------------------------
     Attributable to: Deferred loan fees and discount     $            199  $            219
                               Allowance for loan losses               152                87
                               Depreciation                             11                11
     ---------------------------------------------------------------------------------------
                                                          $            362  $            317
     ---------------------------------------------------------------------------------------

     Reconciliation between the statutory federal income tax rate and the Company's effective tax rate follows:

                                                               For the Year Ended December 31,
                                                           -------------------------------------
     ($ in thousands)                                           2004         2003        2002
     -------------------------------------------------------------------------------------------
     Tax provision at statutory rate                             35.0%        34.0%        34.0%
     Increase in taxes resulting from:
       State and local income taxes, net of federal benefit      11.2         11.9          9.4
       All other                                                    -          0.1          0.1
     -------------------------------------------------------------------------------------------
                                                                 46.2%        46.0%        43.5%
     -------------------------------------------------------------------------------------------

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

13.  COMMITMENTS  AND  CONTINGENCIES

     The Company has an employment agreement with Jerome Dansker, its Chairman of the Board and Executive Vice President that expires June 30, 2014. The agreement provides for an annual salary in the present amount of $211,185, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for monthly expense payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of this amount which otherwise would have been paid to Mr. Dansker will continue until the longer of (i) the balance of the term of employment, or (ii) three years. The agreement also provides for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000. For 2004 and 2003, Mr. Dansker received $25,000 and $4,000, respectively of such additional compensation. No additional compensation was paid for 2002.

     The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to extend credit amounted to $6,080,000 at December 31, 2004, nearly all of which will either close or expire in 2005.

     The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

14.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

     The carrying and estimated fair values of the Company's financial instruments are as follows:

                                                At December 31, 2004      At December 31, 2003
                                               ----------------------     --------------------
                                                   Carrying    Fair       Carrying     Fair
     ($  in  thousands)                              Value    Value         Value      Value
     -----------------------------------------------------------------------------------------
     Financial Assets:
       Cash and cash equivalents                 $   17,151  $   17,151  $  25,772  $   25,772
       Mortgage loans receivable, net               100,188     102,405     89,116      94,035
     Accrued interest receivable                        497         497        642         642
     Financial Liabilities:
       Debentures payable plus accrued interest      97,069      98,569     99,402     101,240
     Off balance sheet instruments:
       Commitments to lend                               32          32        115         115
     -----------------------------------------------------------------------------------------

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

                                                      INTERVEST  MORTGAGE CORPORATION
                                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                          AS OF DECEMBER 31, 2004

                                   Stated     Final                            Face       Carrying
                                  Interest   Maturity  Payment    Prior      Amount of   Amount of
Description                         Rate       Date     Terms     Liens      Mortgage     Mortgage
--------------------------------  ---------  --------  -------  ----------  -----------  ----------
Commercial First Mortgage
-------------------------
  Garage
  ------
    Brooklyn, NY                      5.00%  03/01/05        M              $   788,000  $  786,000

  Industrial
  ----------
    Brooklyn, NY                      7.50%  02/01/05        M                2,225,000   2,221,000

  Office
  ------
    New City, New York                6.20%  12/08/10        Y                  121,000      98,000
    New York, New York                5.00%  02/01/05        M                1,377,000   1,375,000
    Parsippany, NJ                    6.00%  10/01/05        M                1,791,000   1,775,000
                                                                            -----------
                                                                              3,289,000
  Restaurant
  ----------
    Manassas, Virginia                6.50%  12/01/05        Y                   31,000      28,000
    Irondequoint, New York            7.20%  12/01/12        Y                  165,000     137,000
    New York, New York                7.00%  12/01/05        M                1,728,000   1,708,000
    New York, New York                5.50%  07/01/06        M                2,897,000   2,876,000
    Jonesboro, Georgia                8.50%  04/01/13        M                  333,000     285,000
                                                                            -----------
                                                                              5,154,000
  Retail
  ------
    Brooklyn, New York                5.25%  08/01/08        M                  526,000     520,000

    New York, New York                8.25%  12/01/05        M                  246,000     229,000

    Cedarhurst, NY                    5.50%  04/01/07        M                  736,000     726,000
    S. Orange, NJ                    5.375%  06/01/09        M                  542,000     534,000
                                                                            -----------
                                                                              2,050,000
  Warehouse
  ---------
    Brooklyn, New York                7.00%  04/01/06        M                1,442,000   1,430,000
    N. Bergen, NJ                     7.00%  07/01/07        M                1,740,000   1,712,000
    Long island, New York             8.75%  09/01/05        M                  797,000     788,000
    Brooklyn, New York                8.75%  10/01/05        M                  795,000     783,000
                                                                            -----------
                                                                              4,774,000

Land Acquisition First Mortgages
--------------------------------
  Land
  ----
    Brooklyn, New York                7.00%  01/01/05        M                6,345,000   6,345,000
    New York, New York                8.75%  07/01/06        M                2,189,000   2,158,000
    Westchester, New York             6.25%  01/01/05        M                1,985,000   1,974,000
    Eatontown, NJ                     8.00%  01/03/05        M                  350,000     350,000
                                                                            -----------
                                                                             10,869,000
Residential First Mortgages
---------------------------
  Rental Apartments Building
  --------------------------
    Bronx, New York                  12.75%  01/01/11        M                  768,000     768,000
    Bronx, New York                  11.00%  06/01/13        M                1,616,000   1,543,000
    Bronx, New York                  13.50%  11/01/13        M                4,013,000   4,013,000
    Philadelphia, Pennsylvania        8.00%  03/01/05        M                1,822,000   1,819,000
    New York, New York                6.50%  06/01/05        M                3,260,000   3,246,000
    Brooklyn, New York                5.63%  08/01/18        M                2,458,000   2,417,000
    New York, New York                7.85%  09/01/05        M                1,103,000   1,096,000
    New York, New York                7.50%  10/01/05        M                1,625,000   1,614,000
    Newark, New Jersey                6.75%  10/01/08        M                  387,000     379,000
    New York, New York                8.00%  05/01/06        M                1,364,000   1,350,000
    Baltimore, MD                     6.75%  10/01/05        M                  880,000     873,000
    New York, New York                9.25%  03/01/06        M                  991,000     983,000
    Brooklyn, NY                     11.25%  03/01/05        M                1,690,000   1,685,000
    New York, New York                6.75%  03/01/06        M                  692,000     685,000
    Brooklyn, NY                      6.00%  04/01/05        M                3,460,000   3,443,000
    New York, New York                8.75%  01/01/06        M                1,437,000   1,419,000
    New York, New York                6.75%  01/01/07        M                2,183,000   2,149,000
    New York, New York                7.75%  08/01/06        M                  622,000     613,000
    New York, New York                7.00%  09/01/05        M                  747,000     739,000
                                                                            -----------
                                                                             31,118,000
Commercial Second Mortgage
--------------------------
  Office
  ------
    Tampa, Florida                   10.50%  07/01/09        M   4,399,000      356,000     355,000
    Bronx, New York                  12.50%  03/01/05        M     770,000      195,000     195,000
    New York, New York                6.00%  02/01/05        M   6,148,000      448,000     448,000
    Staten Island, NY                 7.25%  05/01/06        M   5,333,000    1,084,000   1,071,000
    New York, New York                8.75%  07/01/07        M   7,442,000    3,966,000   3,902,000
    Brooklyn, New York                9.75%  01/01/06        M   4,873,000      646,000     639,000
    New York, New York               10.50%  12/01/06        M   1,775,000      225,000     223,000
                                                                           -----------
                                                                             6,920,000
  Retail
  ------
    New York, New York               10.50%  05/01/06        M   5,854,000    1,957,000   1,940,000
    New Smyrna Beach, Florida         9.00%  09/01/04        M   2,728,000      184,000     184,000
    New York, New York               10.25%  09/01/05        M   3,917,000      490,000     484,000
    White Plains, New York            9.75%  04/01/07        M  10,153,000      978,000     967,000
    Alexa, AL                        10.25%  07/01/05        M   4,966,000      789,000     784,000
    Waterbury, CT                     8.75%  03/01/09        M     813,000      121,000     120,000
                                                                            -----------
                                                                              4,519,000
  Self Storage
  ------------
    Brooklyn, NY                     11.25%  03/01/06        M   3,534,000      493,000     489,000

  Warehouse
  ---------
    Long Island City, New York       12.50%  01/01/06        M     595,000      751,000     738,000
    Brooklyn, NY                      8.75%  03/01/09        M   4,482,000      413,000     408,000

    New Hyde Pk, NY                   9.75%  04/01/09        M   2,334,000      465,000     451,000
    Brooklyn, NY                      8.75%  05/01/06        M   1,090,000      519,000     513,000

    Queens, New York                  8.75%  07/01/06        M   1,093,000    1,888,000   1,860,000
    New York, New York               13.25%  03/01/06        M   3,808,000      249,000     247,000
    Brooklyn, New York                8.25%  12/01/06        M   7,500,000    2,000,000   1,963,000
                                                                            -----------
                                                                              6,285,000

                                                         Prepayment Penalty/
Description                                               Other Fees(Note)
--------------------------------  -----------------------------------------------------------------
Commercial First Mortgage
-------------------------
  Garage
  ------
    Brooklyn, NY                  1%

  Industrial
  ----------
    Brooklyn, NY                  1%

  Office
  ------
    New City, New York            none
    New York, New York            0.50%
    Parsippany, NJ                Not prepayable until 5/15/05, then 1%

  Restaurant
  ----------
    Manassas, Virginia            0.50%
    Irondequoint, New York        1%
    New York, New York            Not prepayable until 4/1/05, then 1% or 31 days interest
    New York, New York            7/6/04-6/30/05 3%; 7/1/05-5/15/05 2%, 5/16/05-7/1/06 0%.
    Jonesboro, Georgia            none

  Retail
  ------
    Brooklyn, New York            4% until 8/1/05, 3% until8/1/06, 2% until 8/1/07, 1% until maturity
    New York, New York            Not prepayable until 6/1/05, 1% or 31 days interest
                                  on 2million dollars
    Cedarhurst, NY                Not prepayable until 7/1/06, then 1%.
    S. Orange, NJ                 Not prepayable unitl 3/1/08, then 1%

  Warehouse
  ---------
    Brooklyn, New York            0.50%
    N. Bergen, NJ                 3% until 7/1/05, 2% until 7/1/06, 1%
    Long island, New York         1%
    Brooklyn, New York            Not payable until 7/1/05, then 1%


Land Acquisition First Mortgages
--------------------------------
  Land
  ----
    Brooklyn, New York            0.50%
    New York, New York            Not prepayable until 1/1/06, then 1% or 31 days interest
    Westchester, New York         1%
    Eatontown, NJ                 5 days notice, 0.5%

Residential First Mortgages
---------------------------
  Rental Apartments Building
  --------------------------
    Bronx, New York               no prepayment permitted
    Bronx, New York               no prepayment permitted
    Bronx, New York               no prepayment permitted
    Philadelphia, Pennsylvania    1%
    New York, New York            1%
    Brooklyn, New York            2%
    New York, New York            Not prepayable until 3/1/05, then 1%
    New York, New York            1%
    Newark, New Jersey            2%
    New York, New York            Not prepayable until 9/15/05, then 1%
    Baltimore, MD                 Not prepayable until 5/1/05, then 1% or 31 days of interest
    New York, New York            Not prepayable until 9/1/05. No penalty
    Brooklyn, NY                  1%
    New York, New York            Not prepayable until 9/1/05, then 1%
    Brooklyn, NY                  Not prepayable until 1/1/05, then 1%
    New York, New York            Not prepayable until 8/15/05, then 1%
    New York, New York            Not prepayable until 5/16/06, then 1% or 31 days interest
    New York, New York            Not prepayable until 2/1/05, then 1%.
    New York, New York            Not prepayable until 6/1/05, then 1%

Commercial Second Mortgage
--------------------------
  Office
  ------
    Tampa, Florida                1%
    Bronx, New York               1%
    New York, New York            None
    Staten Island, NY             Not prepayable until 11/01/05, then 1% or 31 days interest
    New York, New York            Not prepayable until 10/1/06, then 1%
    Brooklyn, New York            Not prepayable until 7/1/05, then 1% or 31 days interest
    New York, New York            Not payable until 12/1/05, then 1% or 31 days interest

  Retail
  ------
    New York, New York            Not prepayable until 6/1/05, then 1%
    New Smyrna Beach, Florida     1%
    New York, New York            Not prepayable until 3/1/05, then 1% or 31 days interest
    White Plains, New York        Not prepayable until 1/1/06, then 1% or 31 days interest
    Alexa, AL                     Not prepayable until 2/16/05, then 31days interest or 1%
    Waterbury, CT                 4% until 3/1/06, 3% until 3/1/07, 2% until 3/1/08, 1% thereafter

  Self Storage
  ------------
    Brooklyn, NY                  Not prepayable until 6/1/05, then 31days interest or 1%

  Warehouse
  ---------
    Long Island City, New York    1.5% until 4/1/05, then 1% of outstanding balance
    Brooklyn, NY                  5% until 3/1/05, 4% 3/1/06, 3% until 3/1/07, 2% until 3/1/08, 1%
                                  or 31 days interest
    New Hyde Pk, NY               3%
    Brooklyn, NY                  Not prepayable until 11/01/05, then 1% of $550,000 or 31 days interest
    Queens, New York              2% until 7/1/05, then 1%
    New York, New York            Not prepayable until 10/16/05, then 31 days interest
    Brooklyn, New York            Not payable until 6/1/06, then 1% or 31 days interest

                                        INTERVEST  MORTGAGE CORPORATION
                                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                            AS OF DECEMBER 31, 2004

                                   Stated     Final                            Face       Carrying
                                  Interest   Maturity  Payment    Prior      Amount of   Amount of
Description                         Rate       Date     Terms     Liens      Mortgage     Mortgage
--------------------------------  ---------  --------  -------  ----------  -----------  ----------
RESIDENTIAL SECOND MORTGAGES
----------------------------
  Rental Apartments Building
  --------------------------
    New York, New York               11.25%  01/01/05        M     393,000     1,144,000     1,144,000
    New York, New York               11.00%  03/01/07        M     571,000       179,000       177,000
    Bronx, New York                  10.50%  07/01/07        M   2,256,000       113,000       112,000
    New York, New York               12.50%  10/01/05        M     685,000       111,000       111,000
    Brooklyn, New York               10.00%  02/01/05        M     395,000        74,000        73,000
    New York, New York               13.00%  11/01/05        M   1,228,000     1,228,000     1,220,000
    Bronx, New York                   9.50%  05/01/05        M     194,000       194,000       194,000
    Bronx, New York                  13.00%  06/01/05        M   1,178,000     1,178,000     1,173,000
    Tampa, Florida                   11.00%  06/01/05        M   5,338,000     1,467,000     1,461,000
    Bronx, New York                  11.00%  07/01/05        M   5,898,000     1,664,000     1,657,000
    New York, New York                6.50%  07/01/05        M   8,811,000     2,453,000     2,443,000
    New York, New York                9.50%  09/01/08        M   1,563,000       342,000       338,000
    New York, New York               13.25%  11/01/05        M     493,000       493,000       490,000
    Brooklyn, New York               13.25%  06/01/06        M   1,252,000        99,000        99,000
    New York, New York               10.25%  12/01/05        M   3,411,000       295,000       293,000
    New York, New York               10.25%  12/01/06        M   2,158,000       295,000       292,000
    Yonkers, NY                       9.25%  02/01/09        M     776,000        58,000        58,000
    New York, New York                8.75%  02/01/07        M   2,955,000       984,000       972,000
    New York, New York                8.50%  10/01/06        M   3,456,000     1,236,000     1,229,000
    Jamaica, NY                       9.25%  04/01/07        M   4,838,000       635,000       627,000
    New York, New York                8.75%  05/01/07        M     619,000       568,000       561,000
    Waterbury, CT                     9.25%  05/01/06        M   1,644,000       219,000       217,000
    New York, New York                8.25%  05/01/06        M   1,820,000       197,000       196,000
    Deerfield Beach, Florida          7.75%  05/01/07        M   1,089,000       296,000       293,000
    New York, New York                8.75%  05/01/07        M   1,291,000       297,000       294,000
    Parsippany, NJ                   13.25%  12/01/06        M   1,488,000     1,487,000     1,466,000
    Greece, NY                        7.00%  07/01/05        M  14,895,000     1,789,000     1,773,000
    Brooklyn, NY                      7.75%  01/01/07        M     850,000       200,000       198,000
    New York, New York               12.75%  01/01/07        M   1,938,000       449,000       443,000

    Asbury Park, NJ                   7.75%  08/01/07        M   5,499,000     1,836,000     1,814,000
    New York, New York                8.75%  08/01/07        M   2,781,000       273,000       270,000
    New York, New York                9.75%  08/01/07        M   2,509,000       796,000       784,000

    New York, New York                8.25%  08/01/06        M   1,020,000       199,000       197,000
    Springfield, MA                   9.75%  11/01/06        M   4,031,000       200,000       198,000
                                                                            ------------
                                                                              23,048,000

                                                              ----------------------------------------
                                     TOTAL                    $172,930,000  $101,532,000  $100,520,000
                                                              ============  ============  ============


                                                         Prepayment Penalty/
Description                                               Other Fees(Note)
--------------------------------  -----------------------------------------------------------------
    New York, New York            1%
    New York, New York            Not prepayable until 12/1/05, then 1%
    Bronx, New York               none
    New York, New York            Not prepayable until 1/1/05, then 1%
    Brooklyn, New York            1%
    New York, New York            Not prepayable until 5/16/05, then 31days interest
    Bronx, New York               31 days interest or 1%
    Bronx, New York               1%
    Tampa, Florida                1%
    Bronx, New York               Not prepayable until 1/1/05, then 1%
    New York, New York            Greater of 1% or 31days interest
    New York, New York            1%
    New York, New York            31 days interest
    Brooklyn, New York            Not prepayable until 9/15/05, then 31 days interest
    New York, New York            Not prepayable until 6/1/05, 1% or 31 days interest
    New York, New York            Not prepayable until 3/1/06, 1% or 31 days interest
    Yonkers, NY                   5% until 2/1/05, then 4%
    New York, New York            2% until 5/1/06, then 1% until maturity.
    New York, New York            Not prepayable until 4/1/06, then 30 days notice without fee.
    Jamaica, NY                   Not prepayable until 7/1/06, then 1% or 31 days interest
    New York, New York            Not prepayable until 8/1/06 then 1%
    Waterbury, CT                 Not prepayable until 5/1/05, then 1%
    New York, New York            Not prepayable until 11/01/05, then 1%
    Deerfield Beach, Florida      Not prepayable until 8/1/06, then 1%
    New York, New York            Not prepayable until 9/1/06, then 1%
    Parsippany, NJ                Not prepayable until 4/15/06, then 1% or 31 days interest
    Greece, NY                    Not prepayable until 4/1/05, then 1%
    Brooklyn, NY                  1%
    New York, New York            Not prepayable until 5/16/06, then 31 days interest of  with maximum of 13%
    Asbury Park, NJ               Not prepayable until 11/1/06, then 1%
    New York, New York            Until 8/1/05 3%; until 8/1/06 2%; until maturity 1%.
    New York, New York            Until 8/1/05 3%; until 8/1/06 2%; until maturity 1% or 31
                                  days interest
    New York, New York            1% or 31 days interest
    Springfield, MA               Not payable until 5/1/06, then 1% or 31 days interest

Notes:
(Y)     Yearly principal and interest payments
(M)     Monthly principal and interest payments
(P) Percentages indicated are on original loan balances unless otherwise stated 31 days interest is on original loan balance unless otherwise stated

  The following summary reconciles mortgages receivable at their carrying value

                                                                            Year Ended
                                                                           December 31,
                                                            -------------------------------------------
                                                                2004           2003           2002
                                                                ----           ----           ----
               Balance at beginning of period               $ 89,116,000   $ 73,398,000   $ 62,647,000
                    Additions during period
                         Mortgages originated and acquired    72,385,000     78,321,000     36,205,000

                    Deductions during period
               Collections of principal, net of              (61,177,000)   (62,513,000)   (25,371,000)
               amortization of fees and discounts

                    Change in allowance for loan losses         (141,000)       (90,000)       (83,000)
                                                            -------------------------------------------
               Balance at end of period                     $100,183,000   $ 89,116,000   $ 73,398,000
                                                            -------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  9A.  CONTROLS  AND  PROCEDURES

The Company's management evaluated, with the participation of its Principal Executive and Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004.

ITEM  9B.  OTHER  INFORMATION

Not  Applicable


                                    PART III

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS  AND  OTHER  KEY  EMPLOYEES

The current Directors, Executive Officers and Other Key Employee of the Company are as follows:

     LAWRENCE  G.  BERGMAN,  age  60,  serves  as a Director, Vice President and
Secretary of the Company and has served in such capacities since 1987. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman is also a Director, Vice-President and Secretary of Intervest Bancshares
Corporation, the Parent Company, and a Director and a member of the Loan Committee of Intervest National Bank and a Director, Vice President and
Secretary of Intervest Securities Corporation, wholly owned subsidiaries of Intervest Bancshares Corporation.

     MICHAEL A. CALLEN, age 64, serves as a Director of the Company, and has served in such capacity since October 1992. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Mr. Callen is President of Avalon Argus Associates, a financial consulting firm. Previously, Mr. Callen had been Senior Advisor, The National Commercial Bank, Jeddah, Kingdom of Saudi Arabia and was a Director and Sector Executive at Citicorp/Citibank , responsible for corporate banking activities in North America, Europe and Japan. Mr. Callen is a Director of Intervest Bancshares Corporation and Intervest National Bank, and also serves as a Director of AMBAC, Inc.

     JEROME DANSKER, age 86, serves as Chairman of the Board of Directors and as Executive Vice President of the Company, and has served in such capacities since June 1996 and November 1993, respectively. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker is a Director, Chairman of the Board and Chief Executive Officer of Intervest Bancshares Corporation, the Parent Company. He is also Chairman of the Board of Directors and Chairman of the Loan Committee of Intervest National Bank and Chairman of the Board of Directors of Intervest Securities Corporation, wholly owned subsidiaries of Intervest Bancshares Corporation.

     LOWELL S. DANSKER, age 54, serves as Vice Chairman of the Board of Directors and as President and Treasurer of the Company, and has served in such capacities since 2003 and 1987, respectively. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also Vice Chairman, President and Treasurer of Intervest Bancshares Corporation, the Parent

Company, and he is the Chief Executive Officer, Director and a member of the Loan Committee of Intervest National Bank and a Director and Chief Executive Officer of Intervest Securities Corporation, wholly owned subsidiaries of Intervest Bancshares Corporation.

     PAUL R. DEROSA, age 63, serves as a Director of the Company, and has served in such capacity since February, 2003. Mr. DeRosa is a graduate of Columbia University with a Ph.D in Economics. Mr. DeRosa has been a principal of Mt. Lucas Management Corporation, an investment firm, since 1998. He was an Officer of Eastbridge Holdings Inc., an investment firm, from 1988 to 1998 and served as its Chief Executive Officer from 1995 to 1998. Mr. DeRosa is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     STEPHEN A. HELMAN, age 66, serves as a Director of the Company and has served in such capacity since December, 2003. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman is a lawyer in private practice in New York, New York. Mr. Helman is also a director of Intervest Bancshares Corporation and Intervest National Bank.

     WAYNE F. HOLLY, age 48, serves as a Director of the Company and has served in such capacity since June, 1999. Mr. Holly received a Bachelor of Science degree in Economics from Alfred University. Mr. Holly is President of Sage, Rutty & Co., Inc., a member of the Boston Stock Exchange, with offices in Rochester, New York and Canandaigua, New York, and is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     LAWTON SWAN, III, age 62, serves as a Director of the Company, and has served in such capacity since February, 2000. Mr. Swan received a Bachelor of Science degree from Florida State University in Business Administration and
Insurance. Mr. Swan is President of Interisk Corporation, a consulting firm specializing in risk management and employee benefit plans, which he founded in 1978. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     THOMAS E. WILLETT, age 57, serves as a Director of the Company, and has served in such capacity since March, 1999. Mr. Willett received a Bachelor of Science Degree from the United States Air Force Academy and a law degree from Cornell University School of Law. Mr. Willett has been a partner of Harris Beach LLP, a law firm in Rochester, New York, for more than five years and is a Director of Intervest Bancshares Corporation and Intervest National Bank.

     DAVID J. WILLMOTT, age 66, serves as a Director of the Company, and has served in such capacity since June, 1989. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 25 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     WESLEY T. WOOD, age 62, serves as a Director of the Company, and has served in such capacity since April, 1992. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank, a Director of the Center of Direct Marketing at New York University, a member of the Marketing Committee at Fairfield University in Connecticut, and a Trustee of St. Dominics in Oyster Bay, New York.

     JOHN H. HOFFMANN, age 53, serves as Vice President and Controller of Intervest Mortgage Corporation and has served in such capacities since August 2002 and October 2000, respectively. Mr. Hoffmann received a B.B.A. degree from Susquehanna University and is a Certified Public Accountant. Mr. Hoffmann has over 20 years of banking experience. Prior to joining the Company, Mr. Hoffmann served as Accounting Manager for Smart World Technologies from 1998 to 2000. and Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997

All of the Directors of the Company have been elected to serve as Directors until the next annual meeting of the Company's shareholders. Each of the officers of the Company has been elected to serve as an officer until the next annual meeting of the Company's Directors.

Jerome Dansker is the father of Lowell S. Dansker.

ITEM  11.  EXECUTIVE  COMPENSATION

The Chairman and Vice Chairman each currently receive a fee of $4,000 for each meeting of the Board he attends and the other directors receives a fee of $1,250 for each meeting attended. The Chairman of a Committee of the Board receives $1,000 for each Committee meeting attended, and other members of such Committees receive $750 per meeting attended.

The Company has an employment agreement with Jerome Dansker, its Chairman of the Board and Executive Vice President that expires June 30, 2014. The agreement provides for an annual salary in the present amount of $211,185, which is subject to increase annually by six percent or by the percentage increase in the consumer price index, if higher. The agreement also provides for monthly expense payments, the use of a car and medical benefits. In the event of Mr. Dansker's death or disability, monthly payments of one-half of this amount which otherwise would have been paid to Mr. Dansker will continue until the longer of
(i) the balance of the term of employment, or (ii) three years. The agreement also provides for additional compensation of $1,000 per month for each $10,000,000 of gross assets of the Company in excess of $100,000,000. For 2004 and 2003, Mr. Dansker received $25,000 and $4,000, respectively of such additional compensation. No additional compensation was been paid for 2002.

The following table sets forth information concerning total compensation paid during the last three years to the Company's Chairman, Vice Chairman and Vice President. No other executive officer of the Company received annual compensation in excess of $100,000.

                                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                                                                  Long-Term
                                                  Annual Compensation                            Compensation
                                          ----------------------------------------------------------------------
                                                                             Other Annual
   Name and Principal Position                Year   Salary(1)   Bonuses    Compensation(2)   Awards  Pay-Outs
----------------------------------------------------------------------------------------------------------------
Jerome Dansker,
  Chairman and Executive Vice President       2004  $ 291,702  $       -  $         22,750  $       -  $       -
                                              2003  $ 224,564  $       -  $         14,600  $       -  $       -
                                              2002  $ 209,424  $       -  $          2,400  $       -  $       -
Lowell S. Dansker,
  Vice Chairman, President and Treasurer      2004  $  50,480  $       -  $         22,500
                                              2003  $   5,460  $       -  $         14,250  $       -  $       -
                                              2002  $   5,460  $       -  $          2,250  $       -  $       -
Lawrence G. Bergman,
  Vice President and Secretary                2004  $ 157,500  $       -  $          6,000  $       -  $       -
                                              2003  $  92,500  $   7,500  $          4,250  $       -  $       -
                                              2002  $  77,500  $       -  $          2,250  $       -  $       -
----------------------------------------------------------------------------------------------------------------

(1) Includes unused vacation and medical expense reimbursement paid by the Company for Jerome Dansker.

(2)  Represents  director  and  committee  fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Intervest Bancshares Corporation, located at 1 Rockefeller Plaza, Suite 400 New York, New York, owns 100% of the outstanding stock of the Company.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Mr. Wayne F. Holly, who is a director of the Company, also serves as President of Sage, Rutty & Co., Inc., which firm has acted as an underwriter/placement agent in connection with the Company's offerings of debentures, including the offering of debentures conducted during fiscal 2004, 2003 and 2002. Sage, Rutty and Co., Inc. received fees and commissions of $680,000 in 2004, $531,000 in 2003 and $515,000 in 2002.

Mr. Thomas E. Willett, who is a director of the Company, also is a partner in the law firm of Harris Beach LLP, which firm has provided legal services to the Company and the Parent Company in 2004, 2003 and 2002. Harris Beach LLP, received fees from the Company of $137,000 in 2004, $199,000 in 2003 and $115,000 in 2002.

Intervest Securities Corporation, an affiliate, received commissions and fees aggregating $119,000 in 2004, $77,100 in 2003 and $58,000 in 2002 in connection with  the  placement  of  the  Company's  subordinated  debentures.

As of May, 2004, the Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company's lease expires March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent.

Total rent expense amounted to $486,000 in 2004, $242,000 in 2003 and $218,000 in 2002. Rent expense for 2004 included related charges paid to the Parent Company of $317,000.

The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank's underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement, renews each January 1 unless terminated by either party. The Company earned $4,262,000, $2,343,000 and $1,597,000 for 2004, 2003 and 2002, respectively, in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES. The Company was billed a total of $45,556, $29,700 and $27,500 for the audit of the Company's annual financial statements for the years ended December 31, 2004, 2003 and 2002, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed during 2004, 2003 and 2002.

OTHER FEES. The Company was billed a total of $28,044, $22,800 and $8,000 for non-audit services from the Company's principal accountant during the year ended December 31, 2004, 2003 and 2002 and in connection with the review of the Company's registration statements related to the issuance of subordinated debentures and the delivery of consents related thereto.

TAX FEES. The Company was not billed for and did not receive any tax compliance, tax advice or tax planning services from the Company's principal accountants in the last three fiscal years.

OTHER MATTERS. The Audit Committee of the Board of Directors has considered whether the provision of non-audit services as described above is compatible with maintaining the independence of the Company's principal accountant.

Of the time expended by the Company's principal accountant to audit the Company's financial statements for the fiscal year ended December 31, 2004, less than 50% of such time involved work performed by persons other than the principal accountant's full-time, permanent employees.

                                    PART IV

ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES
           ----------------------------------------------

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

  3.4        By-laws of the Company.

  4.1        Form of Indenture between the Company and The Bank of New York, as trustee, dated as of June 1,
             1995, incorporated by reference to the Company's Registration Statement on Form S-11 (File No.
             33-90596) declared effective on May 12, 1995.

  4.2        Form of Indenture between the Company and The Bank of New York, as trustee, dated as of
             November 1, 1995, incorporated by reference to the Company's Registration Statement on Form S-
             11 (File No. 33-96662), declared effective on October 19, 1995.


EXHIBIT NO.                                        DESCRIPTION OF EXHIBIT
-----------                                        ----------------------

  4.3        Form of Indenture between the Company and The Bank of New York, as trustee, dated as of June 1,
             1996, incorporated by reference to the Company's Registration Statement on Form S-11 (File No.
             333-2459), declared effective on May 10, 1996.

  4.4        Form of Indenture between the Company and The Bank of New York, as trustee, dated as of
             November 1, 1996, incorporated by reference to the Company's Registration Statement on Form S-
             11 (File No. 333-11413), declared effective on October 15, 1996.

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

  4.7        Indenture between the Company and the Bank of New York, as Trustee, dated December 1, 1998, incorporated by reference to the Company's annual report on Form 10-K for the year ended
             December 31, 1998, wherein such document was filed as Exhibit 4.

  4.8        Agreements of Resignation, Appointment and Acceptance dated as of April 30, 1992, by and among the Company, First American Bank of Georgia, N.A. and The Bank of New York, incorporated by reference to the Company's annual report on Form 10K for the year ended December 31, 1992 wherein such documents were filed as Exhibit 4.8.

  4.9        Indenture between the Company and the Bank of New York, as Trustee, dated September 15, 2000, incorporated by reference to the Company's report on Form 10-K for the year ended December 31,
             2000, wherein such document was filed as exhibit 4.16

  4.10       Indenture between the Company and the Bank of New York, as trustee, dated August 1, 2001, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-
             57324), declared effective September 1, 2001.

  4.11       Indenture between the Company and the Bank of New York, as trustee, dated February 1, 2002, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-
             73580), declared effective January 17, 2002.

  4.12       Indenture between the Company and the Bank of New York, as trustee, dated August 1, 2002, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-
             90346), declared effective August 5, 2002.

  4.13       Indenture between the Company and the Bank of New York, as trustee, dated January 1, 2003, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-
             101722), declared effective January 21, 2003.


EXHIBIT NO.                                        DESCRIPTION OF EXHIBIT
-----------                                        ----------------------

  4.14       Indenture between the Company and the Bank of New York, as trustee, dated August 1, 2003, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-
             105199), declared effective July 25, 2003.

  4.15       Indenture between the Company and the Bank of New York, as trustee, dated December 1, 2003, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-
             109128), declared effective November 28, 2003.

  4.16       Form of Indenture between the Company and The Bank of New York dated as of June 1, 2004, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended
             September 30, 2004, wherein such document is identified as Exhibit 4.23.

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

  10.2       Mortgage Servicing Agreement dated April 1, 2002, as supplemented on October 21, 2004 for the purpose of clarification of the intent of the original agreement between the Company and Intervest
             National Bank, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.1.

  10.3       Employment Agreement between the Company and John H. Hoffmann dated as of November 10,
             2004, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.2.

  10.4       Amendment to Employment Agreement between the Company and Jerome Dansker dated July 1,
             2004, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.0.

 31.0        Certification of the principal executive and financial officer pursuant to Section 302 of the
             Sarbanes-  Oxley Act of 2002.

  32.0       Certification of the principal executive and financial officer pursuant to Section 906 of the
             Sarbanes-     Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST  MORTGAGE  CORPORATION
(Registrant)

By: /s/ Lowell S. Dansker                            Date: February  24,  2005
    ----------------------                                 -------------------
    Lowell S. Dansker, Vice Chairman and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

CHAIRMAN AND EXECUTIVE VICE PRESIDENT:

By: /s/  Jerome  Dansker                             Date: February  24,  2005
    --------------------                                   -------------------
    Jerome  Dansker


VICE CHAIRMAN, PRESIDENT AND TREASURER:
(PRINCIPAL EXECUTIVE, FINANCIAL AND ACCOUNTING OFFICER):

By: /s/  Lowell  S.  Dansker                         Date: February  24,  2005
    ------------------------                               -------------------
    Lowell  S.  Dansker


VICE PRESIDENT, SECRETARY AND DIRECTOR:

By: /s/  Lawrence  G.  Bergman                       Date: February  24,  2005
    --------------------------                             -------------------
    Lawrence  G.  Bergman

DIRECTORS:

By: /s/  Michael  A.  Callen                         Date: February  24,  2005
    ------------------------                               -------------------
    Michael  A.  Callen


By: /s/  Paul  R.  DeRosa                            Date: February  24,  2005
    ---------------------                                  -------------------
    Paul  R.  DeRosa


By: /s/  Stephen  A.  Helman                         Date: February  24,  2005
    ------------------------                               -------------------
    Stephen  A.  Helman


By: /s/  Wayne  F.  Holly                            Date: February  24,  2005
    ---------------------                                  -------------------
    Wayne  F.  Holly


By: /s/  Lawton  Swan,  III                          Date: February  24,  2005
    -----------------------                                -------------------
    Lawton  Swan,  III


By: /s/  Thomas  E.  Willett                         Date: February  24,  2005
    ------------------------                               -------------------
    Thomas  E.  Willett


By: /s/  David  J.  Willmott                         Date: February  24,  2005
    ------------------------                               -------------------
    David  J.  Willmott


By: /s/  Wesley  T.  Wood                            Date: February  24,  2005
    ---------------------                                  -------------------
    Wesley  T.  Wood

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILLED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION  12  OF  THE  ACT:

Registrant does not solicit proxies or proxy statements from the holder of its securities. The annual report to holders of its Debentures has not as yet been distributed.

When the annual report has been distributed to the holders of Debentures, four copies will be sent to the Commission.