Form 10-Q
period 2005-03-31
INTERVEST MORTGAGE CORP
filed 2005-05-16
CIK 835955

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                                 --------------

                         Commission File No. 33-27404-NY
                                             -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


               New  York                             13-3415815
  -----------------------------------   --------------------------------------
     (State or other jurisdiction                 (I.R.S.  employer
           of  incorporation)                    identification  no.)


                        ONE ROCKEFELLER PLAZA, SUITE 400
                        NEW YORK,  NEW YORK  10020-2002
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
YES  X  NO
    ---    ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  rule  12b-2  of  the  Exchange  Act):  YES     NO  X
                                                        ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Title of Each Class:                    Shares  Outstanding:
     --------------------                    --------------------

     Common Stock, no par                    100 shares outstanding at
     --------------------                    -------------------------
     value per share                         April 30, 2005
     ---------------                         --------------

================================================================================

                    INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                                       FORM 10-Q
                                    MARCH 31, 2005
                                   TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                        Page
                                                                                     ----

  ITEM 1.     FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets
      as of March 31, 2005 (Unaudited) and December 31, 2004 . . . . . . . . . . . .    2

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three-Months Ended March 31, 2005 and 2004 . . . . . . . . . . . . . .    3

    Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
      for the Three-Months Ended March 31, 2005 and 2004 . . . . . . . . . . . . . .    4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the Three-Months Ended March 31, 2005 and 2004. . . . . . . . . . . . . .    5

    Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . .    6

    Review by Independent Registered Public Accounting Firm. . . . . . . . . . . . .   11

    Review Report of Independent Registered Public Accounting Firm . . . . . . . . .   12

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .   13

  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . .   18

  ITEM 4.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . .   18


PART II. OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . .   19

  ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . . . . .   19

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . .   19

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . .   19

  ITEM 5.     OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .   19

  ITEM 6.     EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19


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

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------


                                      INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                MARCH 31,    DECEMBER 31,
($in thousands)                                                                                    2005          2004
-------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)

ASSETS
Cash                                                                                           $     15,471  $       6,160
Short-term investments                                                                               11,029         10,991
                                                                                               ------------  -------------
    Total cash and cash equivalents                                                                  26,500         17,151
Mortgage loans receivable (net of unearned fees and discounts and allowance
    for loan losses, notes 2 and 3)                                                                  88,084        100,188
Accrued interest receivable                                                                             642            497
Loan fees receivable                                                                                    773            884
Fixed assets, net                                                                                        81             88
Deferred debenture offering costs, net (note 4)                                                       3,034          3,271
Other assets                                                                                            341            372
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $    119,455  $     122,451
==========================================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                                  $      1,784  $       1,644
Subordinated debentures payable (note 5)                                                             86,250         88,850
Debenture interest payable at maturity  (note 5)                                                      6,724          8,219
Other liabilities                                                                                       544            211
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    95,302         98,924
--------------------------------------------------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)         2,100          2,100
Class B common stock (no par value, 100 shares authorized, none issued)                                   -              -
Additional paid-in-capital                                                                           11,510         11,510
Retained earnings                                                                                    10,543          9,917
--------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                           24,153         23,527
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                     $    119,455  $     122,451
==========================================================================================================================
     See accompanying notes to condensed consolidated financial statements.

                   INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                              THREE-MONTHS ENDED
                                                                   MARCH 31,
                                                     --------------------------------
($in thousands)                                            2005             2004
-------------------------------------------------------------------------------------

REVENUES
Interest and fee income on mortgages                 $          2,289  $        2,250
Interest income on short-term investments                         103              86
                                                     ----------------  --------------
     Total interest and fee income                              2,392           2,336
Servicing agreement income - related party (note 6)             1,332             842
Gain on early repayment of mortgages                               49             233
Other income                                                       21              65
-------------------------------------------------------------------------------------
TOTAL REVENUES                                                  3,794           3,476
-------------------------------------------------------------------------------------


EXPENSES
Interest on debentures                                          1,627           1,731
Amortization of deferred debenture offering costs                 270             289
Provision for loan losses                                           -              40
General and administrative                                        732             461
-------------------------------------------------------------------------------------
TOTAL EXPENSES                                                  2,629           2,521
-------------------------------------------------------------------------------------

Income before income taxes                                      1,165             955
Provision for income taxes                                        539             442
-------------------------------------------------------------------------------------
NET INCOME                                           $            626  $          513
=====================================================================================
See  accompanying  notes  to  condensed  consolidated financial statements.

                                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                  (Unaudited)


                                                                            THREE-MONTHS ENDED
                                                                                 MARCH 31,
                                                                    --------------------------------
($in thousands)                                                           2005             2004
----------------------------------------------------------------------------------------------------

CLASS A COMMON STOCK
----------------------------------------------------------------------------------------------------
Balance at beginning and end of period                             $          2,100  $        2,100
----------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of period                                               11,510           8,510
Contributions from Parent Company                                                 -           1,000
----------------------------------------------------------------------------------------------------
Balance at end of period                                                     11,510           9,510
----------------------------------------------------------------------------------------------------


RETAINED EARNINGS
Balance at beginning of period                                                9,917           7,563
Net income for the period                                                       626             513
----------------------------------------------------------------------------------------------------
Balance at end of period                                                     10,543           8,076
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF PERIOD                        $         24,153  $       19,686
====================================================================================================
     See accompanying notes to condensed consolidated financial statements.

                               INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                                                        THREE-MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ------------------------
($in thousands)                                                                          2005         2004
------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                          $      626   $      513
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                               7            9
  Provision for loan losses                                                                  -           40
  Amortization of deferred debenture offering costs                                        270          289
  Amortization of premiums, fees and discounts, net                                       (217)        (225)
  Gain on early repayment of mortgage loans receivable                                     (49)        (233)
  Net increase in mortgage escrow funds payable                                            140          382
  Net decrease in debenture interest payable at maturity                                (1,495)      (2,153)
  Net change in all other assets and liabilities, net                                      377          725
------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                     (341)        (653)
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                                       16,180       14,263
Originations of mortgage loans receivable                                               (3,890)     (17,297)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     12,290       (3,034)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs                                  -        9,335
Principal repayments of debentures                                                      (2,600)      (9,000)
Capital contributions from Parent Company                                                    -        1,000
------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (2,600)       1,335
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     9,349       (2,352)

Cash and cash equivalents at beginning of period                                        17,151       25,772

------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   26,500   $   23,420
============================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                          $    3,123   $    3,884
  Income taxes                                                                             176          240
------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  1  -  GENERAL

The condensed consolidated financial statements of Intervest Mortgage Corporation and Subsidiaries (the "Company") in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 2004. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

NOTE  2  -  MORTGAGE  LOANS  RECEIVABLE

Mortgage  loans  receivable  are  summarized  as  follows:

                                                        At March 31, 2005      At December 31, 2004
($in thousands)                                       # of loans    Amount    # of loans      Amount
--------------------------------------------------------------------------------------------------------
Residential multifamily mortgage loans receivable             48  $  49,357           52  $      52,543
Commercial real estate mortgage loans receivable              37     35,379           40         38,121
Land and land development loans receivable                     3      4,506            4         10,868
--------------------------------------------------------------------------------------------------------
Mortgage loans receivable                                     88     89,242           96        101,532
Deferred loan fees and unamortized discount                            (826)                     (1,012)
--------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net of fees and discount                  88,416                     100,520
Allowance for mortgage loan losses                                     (332)                       (332)
--------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net                                    $  88,084               $     100,188
========================================================================================================

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  2  -  MORTGAGE  LOANS  RECEIVABLE,  CONTINUED

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at March 31, 2005:

($in thousands)
-----------------------------------------------------
For the nine-months ended December 31, 2005   $33,412
For the year ended December 31, 2006           26,764
For the year ended December 31, 2007           16,141
For the year ended December 31, 2008            1,995
For the year ended December 31, 2009            1,585
Thereafter                                      9,345
-----------------------------------------------------
                                              $89,242
=====================================================

NOTE  3  -  ALLOWANCE  FOR  MORTGAGE  LOAN  LOSSES

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

                                               Three-Months Ended
                                                    March 31,
                                  --------------------------------
($in thousands)                               2005            2004
------------------------------------------------------------------
Balance at beginning of period    $            332  $          191
Provision charged to operations                  -              40
------------------------------------------------------------------
Balance at end of period          $            332  $          231
==================================================================

At March 31, 2005 and December 31, 2004, one loan with a principal balance of $179,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. This loan is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in this loan was $181,000 at March 31, 2005 and December 31, 2004. The Company has commenced foreclosure proceedings against the borrower and currently believes the estimated fair value of the underlying properties is sufficient to provide for repayment of its recorded investment. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At March 31, 2005 and December 31, 2004, there were no other impaired loans or loans ninety days past due and still accruing interest.

Interest income that was not recorded on nonaccrual loans under their contractual terms for the first quarter 2005 amounted to $5,000. There was no such interest in the same period of 2004. The average balance of nonaccrual (impaired) loans for the quarter ended March 31, 2005 was $179,000.

NOTE  4  -  DEFERRED  DEBENTURE  OFFERING  COSTS

Deferred  debenture  offering  costs  are  summarized  as  follows:

                                          At March 31,    At December 31,
($in thousands)                              2005               2004
--------------------------------------------------------------------------
Deferred debenture offering costs        $       6,955   $          7,079
Less accumulated amortization                   (3,921)            (3,808)
--------------------------------------------------------------------------
Deferred debenture offering costs, net   $       3,034   $          3,271
==========================================================================

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  5  -  SUBORDINATED  DEBENTURES  PAYABLE

The  following  table  summarizes  debentures  payable.

                                                                           At March 31,   At December 31,
                                                                           -------------  ----------------
($in thousands)                                                                2005             2004
----------------------------------------------------------------------------------------------------------
Series 05/10/96 - interest at 2% above prime - due April 1, 2005           $      10,000  $         10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005                 5,500             5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005                 8,000             8,000
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                     -             2,600
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                    2,000             2,000
Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006                 1,250             1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008                 1,250             1,250
Series 08/01/01 - interest at 7 1/2 % fixed  - due April 1, 2005                   1,750             1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007                   2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009                   2,750             2,750
Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005                 1,250             1,250
Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007                 2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009                 2,250             2,250
Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006                 1,750             1,750
Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008                 3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010                 3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006                    1,500             1,500
Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008                    3,000             3,000
Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010                    3,000             3,000
Series 07/25/03 - interest at 6 1/2% fixed   - due October 1, 2006                 2,500             2,500
Series 07/25/03 - interest at 6 3/4% fixed   - due October 1, 2008                 3,000             3,000
Series 07/25/03 - interest at 7 % fixed      - due October 1, 2010                 3,000             3,000
Series 11/28/03 - interest at 6 1/4% fixed   - due April 1, 2007                   2,000             2,000
Series 11/28/03 - interest at 6 1/2% fixed   - due April 1, 2009                   3,500             3,500
Series 11/28/03 - interest at 6 3/4% fixed   - due April 1, 2011                   4,500             4,500
Series 06/07/04 - interest at 6 1/4% fixed   - due January 1, 2008                 2,500             2,500
Series 06/07/04 - interest at 6 1/2% fixed   - due January 1, 2010                 4,000             4,000
Series 06/07/04 - interest at 6 3/4% fixed   - due January 1, 2012                 5,000             5,000
----------------------------------------------------------------------------------------------------------
                                                                           $      86,250  $         88,850
==========================================================================================================

In the table above, prime represents the prime rate of JPMorganChase Bank, which was 5.75% on March 31, 2005 and 5.25% on December 31, 2004. The floating rate debentures have a maximum interest rate of 12%.

In April of 2005, the Company issued its Series 3/21/05 debentures in the principal amount of $14,000,000. Net proceeds, after deferred offering costs, amounted to approximately $12,975,000. On January 1, 2005, the Company's Series 11/10/98 debentures matured and were repaid for $2,600,000 of principal and $1,859,000 of accrued interest. On April 1, 2005, the Company's Series 5/10/96 debentures matured and were repaid for $10,000,000 of principal and $ 2,218,000 of accrued interest. On April 1, 2005, the Company's Series 8/1/01 debentures due April 1, 2005 matured and were repaid for $1,750,000 of principal and $ 84,000 of accrued interest.

Interest is paid quarterly on the Company's debentures except for the following:
$1,980,000  of  Series  5/10/96;  all  of  6/28/99,  9/18/00; $770,000 of Series
8/01/01; $270,000 of Series 1/17/02; $1,520,000 of Series 8/05/02; $1,750,000 of
Series 11/28/03; $1,910,000 of Series 6/7/04 debentures and $1,920,000 of Series 3/21/05, which accrue and compound interest quarterly, with such interest due and payable at maturity.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  5  -  SUBORDINATED  DEBENTURES  PAYABLE,  CONTINUED

The holders of Series 6/28/99, 9/18/00 and 1/17/02 thru 3/21/05 debentures can require the Company repurchase the debentures for face amount plus accrued interest each year (beginning October 1, 2005 for Series 1/17/02, January 1, 2006 for Series 8/05/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03, January 1, 2007 for Series 11/28/03, January 1, 2008 for Series 6/7/04 and April 1, 2009 for Series 3/21/05) provided, however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

The Company's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 6/7/04. Redemptions would be at a premium of 1% if they occurred prior to July 1, 2005 for the Series 6/7/04 debentures or prior to October 1, 2006 for the Series 3/21/05 debentures. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities of debentures as of March 31, 2005 are summarized as follows:

($in thousands)                               Principal   Accrued Interest
---------------------------------------------------------------------------
For the nine-months ending December 31, 2005  $   26,500  $           3,425
For the year ending December 31, 2006              9,000              1,952
For the year ending December 31, 2007              7,000                143
For the year ending December 31, 2008             12,750                742
For the year ending December 31, 2009              8,500                198
Thereafter                                        22,500                264
---------------------------------------------------------------------------
                                              $   86,250  $           6,724
===========================================================================

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had no participations outstanding with Intervest National Bank at March 31, 2005 and December 31, 2004.

The Company has a servicing agreement with Intervest National Bank under which the company provides origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank's underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $1,332,000 and $842,000 for the three-months ended March 31, 2005 and March 31, 2004, respectively, in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $6,913,000 at March 31, 2005 and $9,352,000 at December 31, 2004. The Company earned interest income of $80,000 from these deposits for the three-months ended March 31, 2005, compared to $45,000 for the same period of 2004.

Intervest Securities Corporation, an affiliate, receives commissions and fees from the Company in connection with the placement of the Company's debentures. These fees aggregated $0 and $56,000 for the quarters ended March 31, 2005 and 2004, respectively.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  6  -  RELATED  PARTY  TRANSACTIONS,  CONTINUED

The Company incurred fees of approximately $13,000 and $10,000 for the three-months ended March 31, 2005 and 2004 respectively, for legal services rendered by a law firm, a partner of which is a director of the Company.

The Company incurred commissions and fees in connection with the placement of its debentures to a broker/dealer, a principal of which is a director of the Company, of $0 and $315,000 during the three-months ending March 31, 2005 and 2004, respectively.

The Company has an informal agreement with its Parent Company, whereby the Company will reimburse the Parent Company for the occupancy expense associated with the leased space that it occupies as follows: $296,000 for the remaining nine months of 2005; $394,000 in 2006; $394,000 in 2007; $426,000 in 2008;
$437,000 in 2009 and $1,913,000 thereafter for an aggregate amount of $3,860,000.

The Company has a management agreement with its Parent, that is reviewed annually, under which the Company incurred a management fee of $ 12,500 per month. The Company paid $37,500 to the Parent Company during the first quarter of 2005. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. There was no management fee paid in the first quarter of 2004.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Eisner LLP, the Company's independent registered public accounting firm, has made a review of the condensed consolidated financial statements as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholder
Intervest Mortgage Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of March 31, 2005, and the related condensed consolidated statements of operations, changes in stockholder's equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U. S. generally acceped accounting principles.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated February 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ Eisner LLP
----------------
New York, New York
April 22, 2005

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

The Company's lending activities include mortgage loans on real estate properties that mature within approximately five years, including multifamily residential apartment buildings, office buildings, commercial properties and vacant land. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. However, no mortgage loans have been resold to third parties during the past five years. While the Company has not previously made acquisitions of real property, it may also, from time to time, acquire interests in real property, including fee interests.

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

The Company's profitability is affected by its net interest income, which is the difference between interest income generated from its mortgage loans and the interest expense, inclusive of amortization of offering costs, incurred on its debentures. The Company's profitability is also affected by its noninterest income and expenses, provision for loan losses and income taxes. Noninterest income consists of fee income from providing mortgage loan origination services to Intervest National Bank, as well as loan service charges and prepayment income generated from the Company's loan portfolio. Noninterest expense consists mainly of compensation and benefits expense, occupancy expenses, professional fees, insurance expense and other operating expenses.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004
-------------------------------------------------------------------------

Total assets at March 31, 2005 decreased to $119,455,000, from $122,451,000 at December 31, 2004. The decrease reflected a $12,290,000 decrease in mortgage loans outstanding, mostly offset by a $9,349,000 increase in cash and cash equivalents and the application of cash to the redemption at maturity of $2,600,000 subordinated debentures outstanding and $1,495,000 of interest payable on subordinated debentures.

Cash and cash equivalents amounted to $26,500,000 at March 31, 2005, compared to $17,151,000 at December 31, 2004. The increase reflected a higher level of noninterest-bearing funds and short-term commercial paper investments, partially offset by a lower level of balances maintained in money market accounts. Cash equivalents of $14,100,000 at March 31, 2005 were used on April 1, 2005 to repay maturing subordinated debentures and related accrued interest.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $88,084,000 at March 31, 2005, compared to $100,188,000 at December 31, 2004. The decrease was due to repayments exceeding new mortgage loan originations during the period.

At March 31, 2005 and December 31, 2004, one loan with a principal balance of $179,000 was on nonaccrual status. This loan was considered impaired under the criteria of SFAS No.114. A specific valuation allowance was not maintained at any time since the Company believes the estimated fair value of each of the underlying properties is greater than the Company's recorded investment.

The allowance for loan losses amounted to $332,000 at March 31, 2005 and December 31, 2004. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the consolidated financial statements in the report on form 10-K for the year ended December 31, 2004. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Deferred subordinated debenture offering costs, net of accumulated amortization, decreased to $3,034,000 at March 31, 2005, from $3,271,000 at December 31, 2004.
The  decrease  was  due  to  normal  amortization.

Total liabilities at March 31, 2005 decreased to $95,302,000, from $98,924,000 at December 31, 2004 largely due to a lower level of subordinated debentures outstanding and debenture interest payable relating to the maturity of Series 11/10/1998 debentures.

Subordinated debentures outstanding at March 31, 2005 decreased to $86,250,000, from $88,850,000 at December 31, 2004. The decrease was due to the payment at maturity of Series 11/10/98 subordinated debenture in the principal amount of $2,600,000.

Subordinated debentures interest payable decreased to $6,724,000 at March 31, 2005, from $8,219,000 at December 31, 2004, primarily due to the payment of accrued interest on Series 11/10/98 of $1,859,000, partially offset by the accrual of interest on the balance of the subordinated debentures outstanding.

Mortgage escrow funds increased to $1,784,000 at March 31, 2005, from $1,644,000 at December 31, 2004. The increase was primarily due to the ongoing accumulation of funds for the semi annual scheduled tax payments in the second quarter. This increase was partially offset by escrow deposits returned to borrowers on the loans that were paid off during the three-month period ended March 31, 2005. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Stockholder's equity increased to $24,153,000 at March 31, 2005, from $23,527,000 at year-end 2004. The increase was due to net income of $626,000 for the three-months ended March 31, 2005.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2005 AND
-----------------------------------------------------------------------------
2004
----

The Company's net income increased $113,000 to $626,000 in the first quarter of 2005 from $513,000 for the first quarter of 2004. The increase was primarily due to a $490,000 increase in servicing fee income received from Intervest National Bank, a $104,000 decrease in interest on debentures and a $56,000 increase in interest and fee income on mortgage loans, partially offset by a $271,000 increase in general and administrative expenses, a $184,000 decrease in gain on early repayment of mortgages, and a $97,000 increase in income tax expense.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the first quarter of 2005 and 2004. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                            For the Three-Months Ended March 31,
                                             --------------------------------------------------------------------
                                                          2005                               2004
                                             --------------------------------  ----------------------------------
                                             Average    Interest     Annual     Average    Interest     Annual
($in thousands)                              Balance   Inc./Exp.   Yield/Rate   Balance   Inc./Exp.   Yield/Rate
-----------------------------------------------------------------------------------------------------------------
Assets
Mortgage loans receivable                    $ 95,405  $    2,289        9.73%  $ 90,518  $    2,250       10.00%
Short-term investments                         18,420         103        2.27     27,461          86        1.26
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 113,825  $    2,392        8.52%   117,979  $    2,336        7.96%
-----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      3,967                              6,624
-----------------------------------------------------------------------------------------------------------------
Total assets                                 $117,792                           $124,603
-----------------------------------------------------------------------------------------------------------------


  Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 91,907  $    1,897        8.37%  $103,554  $    2,020        7.84%
Noninterest-bearing liabilities                 2,034                              2,271
Stockholder's equity                           23,851                             18,778
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $117,792                           $124,603
-----------------------------------------------------------------------------------------------------------------
Net interest income                                    $      495                         $      316
-----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 21,917                    1.76%  $ 14,425                    1.08%
-----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.24x                              1.14x
-----------------------------------------------------------------------------------------------------------------

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $495,000 in the first quarter of 2005, compared to $316,000 in the first quarter of 2004. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 1.76% in the first quarter of 2005 from 1.08% in the first quarter of 2004 was due to an increase in higher yielding mortgage loans of $4,887,000, offset by a decrease in significantly lower yielding short-term investments of $9,041,000. The increase in the yield on earning assets was mostly offset by an increase in the yield on subordinated debentures.

The Company's yield on interest-earning assets increased 56 basis points to 8.52% in the first quarter of 2005 due to the effect of an increase in the prime rate which was 175 basis points higher at the end of the first quarter of 2005 than it was in the first quarter of 2004 and a reduction in lower yielding short-term investments. The cost of debentures increased 53 basis points to 8.37% in the first quarter of 2005 largely due to the effect of the increase in the prime rate on floating-rate debentures. These debentures were indexed to the JPMorgan Chase Bank prime rate at the beginning of the quarter and therefore had a higher interest rate in the first quarter of 2005 than 2004.

Servicing agreement income increased to $1,332,000 in the first quarter of 2005, from $842,000 in the same period of 2004. The increase of $490,000 was the result of increased loan origination services provided to Intervest National Bank.

Gain on early repayment of mortgages decreased to $49,000 in the first quarter of 2005, from $233,000 in the first quarter of 2004. The decrease of $184,000 was the result of two large lockout interest payments received in the first quarter of 2004 and an overall decrease in the number of loans that were repaid prior to maturity in the first quarter of 2005. The Company receives lockout interest when the borrower prepays a loan prior to the date specified in the mortgage. In such cases the borrower pays interest from the prepayment date through the lockout date.

There was no provision for loan losses in the first quarter of 2005, compared to $40,000 in the first quarter of 2004. A provision was not recorded in the first quarter ended March 31, 2005 based upon management review of the mortgage loan portfolio and its conclusion that no additional provision was required.

General and administrative expenses increased to $732,000 in the first quarter of 2005, from $461,000 in the same period of 2004, largely due to the increase in salaries and employee benefits expenses, occupancy expenses, and the commencement of a management fee that is paid by the Company to the Parent Company.

Salaries and employee benefits expense increased $183,000 due to bonuses and salary increases, an increase in staff and a higher cost of employee benefits. The Company had 18 full time employees during the first quarter of 2005, compared to 17 full time employees during the first quarter of 2004.

Occupancy expenses increased $39,000 due to a rent increase associated with the Company's move to new office space. The Company shares office space, under an informal agreement, with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related expenses amounts to approximately $36,000 per month in 2005. The lease on the Company's former space expired in September 2004 and the Company's obligation to pay approximately $22,000 per month ended in September 2004.

Beginning in the third quarter of 2004, the Company commenced paying a management fee to the Parent Company of $37,500 per quarter. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. There was no management fee in the first quarter of 2004.

The provision for income taxes for the quarter ended March 31, 2005 amounted to $539,000, compared to $442,000 in the first quarter ended March 31, 2004. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

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

At March 31, 2005, the Company had commitments outstanding to lend of $4,540,000. If all these commitments were to close, they would be funded by the combination of cash on hand and from the scheduled maturities of existing loans. For the remaining nine months of 2005, the Company is required to repay $26,500,000 of principal and $3,425,000 of accrued interest on its subordinated debentures. Of these amounts, $11,750,000 of principal and $2,302,000 of interest were due and repaid on April 1, 2005. The Company expects to repay the remaining subordinated debentures and related accrued interest from scheduled maturities of existing mortgage loans, cash generated from ongoing operations and cash on hand. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

In April of 2005, The Company issued its Series 3/21/05 debentures in the principal amount of $14,000,000. Net proceeds, after offering costs, amounted to approximately $12,975,000.

OFF-BALANCE  SHEET  COMMITMENTS
-------------------------------

Commitments to extend credit amounted to $4,540,000 at March 31, 2005, of which nearly all will either close or expire in 2005. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The Company's one-year interest rate sensitivity gap was a positive $52,580,000, or 44% of total assets, at March 31, 2005, compared to a positive $64,025,000, or 52%, at December 31, 2004. The decrease was primarily due to the repayment of floating-rate mortgage loans which was partially offset by the maturity of fixed-rate subordinated debentures at January 1, 2005.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2005, that are scheduled to mature or reprice within the periods shown.

                                     0-3       4-12     Over 1-4    Over 4
($in thousands)                     Months    Months     Years       Years      Total
---------------------------------------------------------------------------------------

Floating-rate loans (1)            $62,435   $     -   $       -   $      -   $ 62,435
Fixed-rate loans (1)                 6,127     6,557      10,545      3,578     26,807
---------------------------------------------------------------------------------------
Total loans                         68,562     6,557      10,545      3,578     89,242
Short-term investments              11,029         -           -          -     11,029
---------------------------------------------------------------------------------------
Total rate-sensitive assets        $79,591   $ 6,557   $  10,545   $  3,578   $100,271
---------------------------------------------------------------------------------------

Debentures payable (1)             $25,250   $ 4,250   $  25,750   $ 31,000   $ 86,250
Accrued interest on debentures       3,418       650       2,194        462      6,724
---------------------------------------------------------------------------------------
Total rate-sensitive liabilities   $28,668   $ 4,900   $  27,944   $ 31,462   $ 92,974
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
GAP (repricing differences)        $50,923   $ 1,657   $ (17,399)  $(27,884)  $  7,297
---------------------------------------------------------------------------------------
Cumulative GAP                     $50,923   $52,580   $  35,181   $  7,297   $  7,297
---------------------------------------------------------------------------------------
Cumulative GAP to total assets        42.6%     44.0%       29.5%       6.1%       6.1%
---------------------------------------------------------------------------------------

Significant assumptions used in preparing the preceding gap table follow:

(1) Floating-rate loans and subordinated debentures payable that adjust at specified time are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and subordinated debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture-issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2004, which reflect changes in market prices and rates, can be found in note 14 to the consolidated financial statements included in the Company's annual report on form 10-K for the year ended December 31, 2004.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the section "Asset and Liability Management."

ITEM  4.  CONTROLS  AND  PROCEDURES

The  Company's  management  evaluated,  with  the participation of its Principal
Executive and Financial Officer(s), the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officer(s) have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to March 31, 2005.

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

ITEM  5.  OTHER  INFORMATION
(a)     Not applicable

(b)     Not applicable

ITEM  6.  EXHIBITS
     The  following  exhibits  are  filed  as  part  of  this  report:

   4.0 - Form of Indenture between the Company and The Bank of New York dated as of April 1, 2005.


  31.0 - Certification of the principal executive and financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

  32.0 - Certification of the principal executive and financial officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST MORTGAGE CORPORATION


Date:  May  2,  2005       By: /s/  Lowell S. Dansker
                                    -----------------
                                    Lowell S. Dansker, Vice Chairman,
                                    President and Treasurer (Principal Executive
                                    and  Financial  Officer  )


Date:  May  2,  2005        By: /s/  Lawrence G. Bergman
                                     -------------------
                                     Lawrence G. Bergman, Vice President
                                     and Secretary