Form 10-Q
period 2005-06-30
INTERVEST MORTGAGE CORP
filed 2005-08-15
CIK 835955

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                                 -------------
                                       or

            (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For The Transition Period From ________ To _________

                      Commission file number.  33-27404-NY
                                               -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                    13-3415815
-------------------------------------      ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                        ONE ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 218-2800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES X NO   .
   ---  ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  rule  12b-2  of  the  Exchange  Act):  YES   NO X .
                                                       ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of Each Class:                               Shares Outstanding:
     --------------------                               -------------------

     Common Stock, no par value per share               100 shares outstanding
     ------------------------------------               ----------------------
                                                        as of July 29, 2005
                                                        -------------------

================================================================================

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2005
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                         Page
                                                                                      ----
  ITEM 1.  FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets
      as of June 30, 2005 (Unaudited) and December 31, 2004 . . . . . . . . . . . . .    2

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three-Months and Six-Months Ended June 30, 2005 and 2004. . . . . . . .    3

    Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
      for the Six-Months Ended June 30, 2005 and 2004 . . . . . . . . . . . . . . . .    4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the Six-Months Ended June 30, 2005 and 2004. . . . . . . . . . . . . . . .    5

    Notes to Condensed Consolidated Financial Statements (Unaudited). . . . . . . . .    6

    Review by Independent Registered Public Accounting Firm . . . . . . . . . . . . .   11

    Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . .   12

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . .   13

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . .   22

  ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . .   22

PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . . . . . . .   23

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . .   23

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . .   23

  ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

  ITEM 6.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

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

RISK  FACTORS
-------------
The Company's business is affected by a number of factors, including but not limited to the impact of: interest rates; loan demand; loan concentrations; loan prepayments; dependence on brokers and other sources for new loan referrals, ability to raise funds for investment; competition; general or local economics; credit risk and the related adequacy of the allowance for loan losses; terrorist acts; natural disasters; armed conflicts; environmental liabilities; and dependence on a limited number of key personnel.

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,    DECEMBER 31,
($in thousands)                                                                        2005          2004
--------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS
Cash                                                                               $      1,603  $       6,160
Short-term investments                                                                   18,189         10,991
                                                                                   ---------------------------
  Total cash and cash equivalents                                                        19,792         17,151
Mortgage loans receivable (net of unearned fees and discounts and allowance
  for loan losses, notes 2 and 3)                                                        94,657        100,188
Accrued interest receivable                                                                 709            497
Loan fees receivable                                                                        819            884
Fixed assets, net                                                                            75             88
Deferred debenture offering costs, net (note 4)                                           3,702          3,271
Other assets                                                                                331            372
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $    120,085  $     122,451
==============================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                      $      1,456  $       1,644
Subordinated debentures payable (note 5)                                                 88,500         88,850
Debenture interest payable at maturity  (note 5)                                          4,883          8,219
Other liabilities                                                                           380            211
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        95,219         98,924
--------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and
  outstanding)                                                                            2,100          2,100
Class B common stock (no par value, 100 shares authorized, none issued)                       -              -
Additional paid-in-capital                                                               11,510         11,510
Retained earnings                                                                        11,256          9,917
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                               24,866         23,527
---------------------------------------------------------------------------------  ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $    120,085  $     122,451
==============================================================================================================

  See accompanying notes to condensed consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE-MONTHS ENDED      SIX-MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                     ---------------------  ---------------------
($in thousands)                                         2005       2004        2005       2004
-------------------------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                 $   2,365   $   2,317  $   4,654   $   4,567
Interest income on short-term investments                  131          41        234         127
                                                     --------------------------------------------
  Total interest and fee income                          2,496       2,358      4,888       4,694
Servicing agreement income - related party (note 6)      1,302       1,014      2,634       1,856
Gain on early repayment of mortgages                       136          56        185         289
Other income                                                25          68         46         133
-------------------------------------------------------------------------------------------------
TOTAL REVENUES                                           3,959       3,496      7,753       6,972
-------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                   1,577       1,612      3,204       3,343
Amortization of deferred debenture offering costs          262         273        532         562
Provision for loan losses                                  (45)         95        (45)        135
General and administrative                                 838         583      1,570       1,044
-------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                           2,632       2,563      5,261       5,084
-------------------------------------------------------------------------------------------------

Income before income taxes                               1,327         933      2,492       1,888
Provision for income taxes                                 614         431      1,153         873
-------------------------------------------------------------------------------------------------
NET INCOME                                           $     713   $     502  $   1,339   $   1,015
=================================================================================================

  See accompanying notes to condensed consolidated financial statements.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (Unaudited)

                                                          SIX-MONTHS ENDED
                                                              JUNE 30,
                                                          ----------------
($in thousands)                                            2005     2004
--------------------------------------------------------------------------

CLASS A COMMON STOCK
--------------------------------------------------------------------------
Balance at beginning and end of period                    $ 2,100  $ 2,100
--------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of period                             11,510    8,510
Contributions from Parent Company                               -    2,000
--------------------------------------------------------------------------
Balance at end of period                                   11,510   10,510
--------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                              9,917    7,563
Net income for the period                                   1,339    1,015
--------------------------------------------------------------------------
Balance at end of period                                   11,256    8,578
--------------------------------------------------------------------------

--------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF PERIOD               $24,866  $21,188
==========================================================================

  See accompanying notes to condensed consolidated financial statements.

                    INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                 SIX-MONTHS ENDED
                                                                     JUNE 30,
                                                              ------------------------
($in thousands)                                                  2005         2004
--------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                    $    1,339   $    1,015
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation                                                        14           16
  Provision for loan losses                                          (45)         135
  Amortization of deferred debenture offering costs                  532          562
  Amortization of premiums, fees and discounts, net                 (427)        (491)
  Gain on early repayment of mortgage loans receivable              (185)        (289)
  Net (decrease) increase in mortgage escrow funds payable          (188)         493
  Net decrease in debenture interest payable at maturity          (3,336)      (2,674)
  Net change in all other assets and liabilities, net                521          781
--------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             (1,775)        (452)
--------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                 28,770       31,642
Originations of mortgage loans receivable                      ( 23,040 )    ( 50,011)
Purchases of net fixed assets                                       ( 1 )          (9)
--------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                5,729      (18,378)
--------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs       13,037        9,266
Principal repayments of debentures                             ( 14,350 )   ( 11,000 )
Capital contributions from Parent Company                              -        2,000
--------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             ( 1,313 )         266
--------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents               2,641     ( 18,564)

Cash and cash equivalents at beginning of period                  17,151       25,772

--------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   19,792   $    7,208
======================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                    $    6,540   $    6,017
  Income taxes                                                       948          970
--------------------------------------------------------------------------------------

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

The Company is a wholly owned subsidiary of Intervest Bancshares Corporation (the "Parent Company"). Executive officers of the Company are Directors of the Company and are also officers, principal shareholders and Directors of the Parent Company.

The Company's business focuses on the origination of first mortgage and junior mortgage loans on multifamily residential and commercial real estate properties, including office buildings, restaurants, retail premises, warehouses and vacant land. The Company also provides loan origination services to Intervest National Bank, a wholly owned subsidiary of the Parent Company. The Company funds its lending business through the issuance of subordinated debentures in public offerings. The Company has two wholly owned subsidiaries, Intervest Distribution Corporation which is presently inactive and Intervest Realty Servicing
Corporation  which  is  engaged  in  certain  mortgage  servicing  activities.

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

NOTE 2 - MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable are summarized as follows:

                                                        At June 30, 2005    At December 31, 2004
($in thousands)                                       # of loans   Amount   # of loans   Amount
-------------------------------------------------------------------------------------------------
Residential multifamily mortgage loans receivable             45  $51,686           52  $ 52,543
Commercial real estate mortgage loans receivable              35   34,126           40    38,121
Land and land development loans receivable                     4    9,990            4    10,868
-------------------------------------------------------------------------------------------------
Mortgage loans receivable                                     84   95,802           96   101,532
Deferred loan fees and unamortized discount                          (858)                (1,012)
-------------------------------------------------------------------------------------------------
Mortgage loans receivable, net of fees and discount                94,944                100,520
Allowance for mortgage loan losses                                   (287)                  (332)
-------------------------------------------------------------------------------------------------
Mortgage loans receivable, net                                    $94,657               $100,188
=================================================================================================

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 2 - MORTGAGE LOANS RECEIVABLE, CONTINUED

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at June 30, 2005:

          ($in thousands)
          -----------------------------------------------------
          For the six-months ending December 31, 2005   $32,538
          For the year ending December 31, 2006          30,380
          For the year ending December 31, 2007          20,090
          For the year ending December 31, 2008           1,985
          For the year ending December 31, 2009           1,571
          Thereafter                                      9,238
          -----------------------------------------------------
                                                        $95,802
          =====================================================

NOTE 3 - ALLOWANCE FOR MORTGAGE LOAN LOSSES

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

                                          Quarter Ended      Six-Months Ended
                                             June 30,            June 30,
                                       ----------------------------------------
     ($in thousands)                     2005       2004      2005       2004
     --------------------------------------------------------------------------
     Balance at beginning of period    $    332   $    231  $    332   $    191
     Provision charged to operations        (45)        95       (45)       135
     --------------------------------------------------------------------------
     Balance at end of period          $    287   $    326  $    287   $    326
     ==========================================================================

At June 30, 2005 and December 31, 2004, one loan with a principal balance of $179,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. This loan is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in this loan was $181,000 at June 30, 2005 and December 31, 2004. The Company has commenced foreclosure proceedings against the borrower and currently believes the estimated fair value of the underlying properties is sufficient to provide for repayment of its recorded investment. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At June 30, 2005, there was $2,672,000 of loans ninety days past due and still accruing interest because they were well secured and in the process of collection. Such amount represented three loans that are past their maturity dates. In each case, the borrower continues to make monthly payments of interest and principal. Based upon discussions with these borrowers, it is anticipated that these loans will be repaid in full or refinanced in the near term. There were no loans ninety days past due and still accruing interest at December 31, 2004.

Interest income that was not recorded on the nonaccrual loan under its contractual terms for the first six-months of 2005 amounted to $11,000. There was no such unrecorded interest in the same period of 2004. The average balance of nonaccrual (impaired) loans for the six-months ended June 30, 2005 was $179,000.

NOTE 4 - DEFERRED DEBENTURE OFFERING COSTS

Deferred debenture offering costs are summarized as follows:

                                               At June 30,   At December 31,
     ($in thousands)                              2005            2004
     -----------------------------------------------------------------------
     Deferred debenture offering costs        $      6,903   $        7,079
     Less accumulated amortization                  (3,201)          (3,808)
     -----------------------------------------------------------------------
     Deferred debenture offering costs, net   $      3,702   $        3,271
     =======================================================================

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 5 - SUBORDINATED DEBENTURES PAYABLE

The following table summarizes debentures payable.

                                                                                At June 30,   At December 31,
                                                                                ------------  ----------------
     ($in thousands)                                                                    2005              2004
     ---------------------------------------------------------------------------------------------------------
     Series 05/10/96 - interest at 2% above prime - due April 1, 2005           $          -  $         10,000
     Series 10/15/96 - interest at 2% above prime - due October 1, 2005                5,500             5,500
     Series 04/30/97 - interest at 1% above prime - due October 1, 2005                8,000             8,000
     Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                    -             2,600
     Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                   2,000             2,000
     Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006                1,250             1,250
     Series 09/18/00 - interest at 9% fixed       - due January 1, 2008                1,250             1,250
     Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005                      -             1,750
     Series 08/01/01 - interest at 8% fixed       - due April 1, 2007                  2,750             2,750
     Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009                  2,750             2,750
     Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005                1,250             1,250
     Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007                2,250             2,250
     Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009                2,250             2,250
     Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006                1,750             1,750
     Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008                3,000             3,000
     Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010                3,000             3,000
     Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006                   1,500             1,500
     Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008                   3,000             3,000
     Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010                   3,000             3,000
     Series 07/25/03 - interest at 6 1/2% fixed   - due October 1, 2006                2,500             2,500
     Series 07/25/03 - interest at 6 3/4% fixed   - due October 1, 2008                3,000             3,000
     Series 07/25/03 - interest at 7 % fixed      - due October 1, 2010                3,000             3,000
     Series 11/28/03 - interest at 6 1/4% fixed   - due April 1, 2007                  2,000             2,000
     Series 11/28/03 - interest at 6 1/2% fixed   - due April 1, 2009                  3,500             3,500
     Series 11/28/03 - interest at 6 3/4% fixed   - due April 1, 2011                  4,500             4,500
     Series 06/07/04 - interest at 6 1/4% fixed   - due January 1, 2008                2,500             2,500
     Series 06/07/04 - interest at 6 1/2% fixed   - due January 1, 2010                4,000             4,000
     Series 06/07/04 - interest at 6 3/4% fixed   - due January 1, 2012                5,000             5,000
     Series 03/21/05 - interest at 6 1/4% fixed   - due April 1, 2009                  3,000                 -
     Series 03/21/05 - interest at 6 1/2% fixed   - due April 1, 2011                  4,500                 -
     Series 03/21/05 - interest at 7 % fixed      - due April 1, 2013                  6,500                 -
     ---------------------------------------------------------------------------------------------------------
                                                                                $     88,500  $         88,850
     =========================================================================================================

In the table above, prime represents the prime rate of JPMorganChase Bank, which was 6.25% on June 30, 2005 and 5.25% on December 31, 2004. The floating rate debentures have a maximum interest rate of 12%.

In April of 2005, the Company issued its Series 3/21/05 debentures in the principal amount of $14,000,000. Net proceeds, after deferred offering costs, amounted to $12,976,000. On January 1, 2005, the Company's Series 11/10/98 debentures matured and were repaid for $2,600,000 of principal and $1,859,000 of accrued interest. On April 1, 2005, the Company's Series 5/10/96 debentures matured and were repaid for $10,000,000 of principal and $ 2,218,000 of accrued interest. On April 1, 2005, the Company's Series 8/1/01 debentures matured and were repaid for $1,750,000 of principal and $84,000 of accrued interest. On August 1, 2005, the Company's Series 10/15/96 debentures due October 1, 2005 were repaid for $5,500,000 of principal and $38,000 of accrued interest. On August 1, 2005, the Company's Series 1/17/02 debentures due October 1, 2005 were repaid for $1,250,000 of principal and $16,000 of accrued interest.

Interest is paid quarterly on the Company's debentures except for the following: all of Series 6/28/99 and 9/18/00; $590,000 of Series 8/01/01; $270,000 of
Series  1/17/02;  $1,520,000  of  Series 8/05/02; $1,750,000 of Series 11/28/03;
$1,910,000  of  Series  6/7/04  and  $1,920,000  of Series 3/21/05, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 5 - SUBORDINATED DEBENTURES PAYABLE, CONTINUED

The holders of Series 6/28/99, 9/18/00 and 1/17/02 thru 3/21/05 debentures can require the Company, on a first come basis, to repurchase the debentures for face amount plus accrued interest once each year (beginning October 1, 2005 for Series 1/17/02, January 1, 2006 for Series 8/05/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03, January 1, 2007 for Series 11/28/03, January 1, 2008 for Series 6/7/04 and April 1, 2009 for Series 3/21/05) provided, however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

The Company's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 3/21/05. Redemptions would be at a premium of 1% if they occurred prior to October 1, 2006 for the Series 3/21/05 debentures. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities of debentures and the related accrued interest as of June 30, 2005 are summarized as follows:

     ($in thousands)                               Principal   Accrued Interest
     ---------------------------------------------------------------------------
     For the six-months ending December 31, 2005   $   14,750  $           1,286
     For the year ending December 31, 2006              9,000              2,073
     For the year ending December 31, 2007              7,000                159
     For the year ending December 31, 2008             12,750                804
     For the year ending December 31, 2009             11,500                225
     Thereafter                                        33,500                336
     ---------------------------------------------------------------------------
                                                   $   88,500  $           4,883
     ===========================================================================

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company participates with Intervest National Bank (a wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had no participations outstanding with Intervest National Bank at June 30, 2005 and December 31, 2004.

The Company has a servicing agreement with Intervest National Bank under which the company provides mortgage origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank's underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $1,302,000 and $2,634,000 for the quarter and six-months ended June 30, 2005, respectively, and $1,014,000 and $1,856,000 for the quarter and six-months ended June 30, 2004, respectively, in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $7,168,000 at June 30, 2005 and $9,352,000 at December 31, 2004. The Company received interest income of $53,000 and $133,000 from Intervest National Bank for the quarter and six-months ended June 30, 2005, respectively, and $29,000 and $74,000 for the quarter and six-months ended June 30, 2004, respectively, in connection with such deposits. These amounts are included in interest income in the condensed consolidated statements of operations.

Intervest Securities Corporation, a wholly owned subsidiary of the Parent Company, receives commissions and fees in connection with the placement of the Company's debentures. These fees aggregated $59,000 and $59,000 during the quarter and six months ended June 30, 2005, respectively, and $0 and $56,000 for the quarter and six-months ended June 30, 2004, respectively.

                INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS, CONTINUED

The Company incurred fees of approximately $13,000 and $34,000 for the quarter and six-months ended June 30, 2005, respectively, and $55,000 and $65,000 for the quarter and six-months ended June 30, 2004, respectively, for legal services rendered by a law firm, a partner of which is a director of the Company.

The Company incurred commissions and fees in connection with the placement of its debentures to a broker/dealer, a principal of which is a director of the Company. The Company paid such commissions and fees aggregating $490,000 and $0 during the quarters ended June 30, 2005 and 2004, respectively, and $490,000 and $315,000 for the six-months ended June 30, 2005 and 2004, respectively.

The Company has an informal agreement with its Parent Company, whereby the Company reimburses the Parent Company for the occupancy expense associated with the leased space that it occupies as follows: $197,000 for the remaining six months of 2005; $394,000 in 2006; $394,000 in 2007; $427,000 in 2008; $437,000
in 2009 and $1,913,000 thereafter for an aggregate amount of $3,762,000.

The Company has a management agreement with its Parent, that is reviewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 and $75,000 to the Parent Company for the quarter and six-months ended June 30, 2005. There were no management fees paid for the quarter and six months ended June 30, 2004.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

On May 30, 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", which required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle.

SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Eisner LLP, the Company's independent registered public accounting firm, has made a review of the condensed consolidated financial statements as of June 30, 2005, and for the three and six-month periods ended June 30, 2005 and 2004 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholder
Intervest Mortgage Corporation


     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of June 30, 2005, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the six months ended June 30, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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



/s/  Eisner  LLP
----------------
New York, New York
July 22, 2005

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

The Company's business focuses on the origination of first mortgage and junior mortgage loans on multifamily residential and commercial real estate properties, including office buildings, restaurants, retail premises, warehouses and vacant land. The Company also provides loan origination services to Intervest National Bank, a wholly owned subsidiary of the Parent Company. The Company funds its lending business through the issuance of subordinated debentures in public offerings. The Company has two wholly owned subsidiaries, Intervest Distribution Corporation which is presently inactive and Intervest Realty Servicing
Corporation  which  is  engaged  in  certain  mortgage  servicing  activities.

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the "Parent Company") owns 100% of the capital stock of the Company. The Company's executive officers are directors of the Company and are also officers, directors and principal shareholders of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Center, New York, and four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida) and Intervest Securities Corporation (a broker/dealer that is an NASD member firm also located in Rockefeller Center, New York). Intervest Securities Corporation participates as a selected dealer from time to time in the Company's offerings of debentures.

The Company's lending activities consist of mortgage loans on real estate properties, including multifamily residential apartment buildings, office buildings, commercial properties and vacant land. These loans mature within approximately five years. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. However, no mortgage loans have been resold to third parties during the past five years.

A significant portion of the properties collateralizing the loans in the Company's mortgage loan portfolio are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, these properties are not affected by the general movement of real estate values in the same manner as other income-producing properties.

Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of lockout interest and the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees due at the time of repayment and interest in certain cases. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

The Company's profitability is affected by its net interest income, which is the difference between interest income generated from its mortgage loans and the interest expense, inclusive of amortization of offering costs, incurred on its debentures. The Company's profitability is also affected by its noninterest income and expenses, provision for loan losses and income taxes. Noninterest income consists of fee income from providing mortgage loan origination services to Intervest National Bank, as well as loan service charges and prepayment income generated from the Company's loan portfolio. Noninterest expense consists mainly of compensation and benefits expense, occupancy expenses, professional fees, management fees, insurance expense and other operating expenses.

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

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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

For a further discussion of this policy as well as all of the Company's significant accounting policies, see note 1 in the company's annual report on form 10-K for the year ended December 31, 2004.


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004
------------------------------------------------------------------------

Total assets at June 30, 2005 decreased to $120,085,000, from $122,451,000 at December 31, 2004. The decrease reflected a $5,531,000 decrease in mortgage loans outstanding, partially offset by a $2,641,000 increase in cash and cash equivalents.

Cash and cash equivalents amounted to $19,792,000 at June 30, 2005, compared to $17,151,000 at December 31, 2004. The increase reflected a higher level of short-term commercial paper investments, partially offset by a lower level of cash and balances maintained in money market accounts.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $94,657,000 at June 30, 2005, compared to $100,188,000 at December 31, 2004. The decrease was due to principal repayments exceeding new mortgage loan originations during the period.

At June 30, 2005 and December 31, 2004, one loan with a principal balance of $179,000 was on nonaccrual status. This loan was considered impaired under the criteria of SFAS No.114. A specific valuation allowance was not maintained at any time since the Company believes the estimated fair value of each of the underlying properties is greater than the Company's recorded investment. At June 30, 2005, there was $2,672,000 of loans ninety days past due and still accruing interest because they were deemed by management to be well secured and in the process of collection. Such amount represented three loans that are past their maturity date. In each case, the borrower continues to make monthly payments of interest and principal. Based upon discussions with these borrowers, it is anticipated that these loans will be repaid in full or refinanced in the near term. There were no loans ninety days past due and still accruing interest at December 31, 2004.

The allowance for loan losses amounted to $287,000 at June 30, 2005 compared to $332,000 at December 31, 2004. The reduction in the allowance was due to a lower level of mortgage loans outstanding at June 30, 2005 compared to

December 31, 2004. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Deferred subordinated debenture offering costs, net of accumulated amortization, increased to $3,702,000 at June 30, 2005, from $3,271,000 at December 31, 2004.
The increase was due to costs associated with the issuance of series 3/21/05 debentures, partially offset by normal amortization.

Total liabilities at June 30, 2005 decreased to $95,219,000, from $98,924,000 at December 31, 2004 mostly due to a decrease in debenture interest payable relating to the maturity of Series 5/10/96 and 11/10/98 debentures.

Subordinated debentures outstanding at June 30, 2005 decreased to $88,500,000, from $88,850,000 at December 31, 2004. The decrease was due to the payment at maturity of Series 11/10/98, 5/10/96 and 8/1/01 subordinated debentures in the principal amount of $2,600,000, $10,000,000 and $1,750,000, respectively, which was mostly offset by the issuance of $14,000,000 of Series 3/21/05 debentures.

Subordinated debentures interest payable decreased to $4,883,000 at June 30, 2005, from $8,219,000 at December 31, 2004, primarily due to the payment of accrued interest on Series 11/10/98 of $1,859,000 and Series 5/10/96 of $2,146,000, partially offset by the accrual of interest on the balance of the subordinated debentures outstanding.

Mortgage escrow funds decreased to $1,456,000 at June 30, 2005, from $1,644,000 at December 31, 2004. The decrease was primarily due to escrow deposits returned to borrowers on the loans that were paid off during the six-month period ended June 30, 2005 as well the payment of semi-annual scheduled tax payments. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Stockholder's equity increased to $24,866,000 at June 30, 2005, from $23,527,000 at year-end 2004. The increase was due to net income of $1,339,000 for the six-months ended June 30, 2005.


COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2005 AND
----------------------------------------------------------------------------
2004
----


The Company's net income increased by $211,000 to $713,000 in the second quarter of 2005 from $502,000 for the second quarter of 2004. The increase was primarily due to: a $288,000 increase in servicing fee income received from Intervest National Bank, a $140,000 decrease in the provision for loan losses, and a $138,000 increase in total interest and fee income, partially offset by a $255,000 increase in general and administrative expenses, and a $183,000 increase in income tax expense.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the second quarter of 2005 and 2004. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                              For the Quarter Ended June 30,
                                                              ------------------------------
                                                          2005                               2004
                                             ---------------------------------  ---------------------------------
                                             Average    Interest     Annual     Average    Interest     Annual
($in thousands)                              Balance   Inc./Exp.   Yield/Rate   Balance   Inc./Exp.   Yield/Rate
-----------------------------------------------------------------------------------------------------------------
                Assets
Mortgage loans receivable (1)                $ 92,705  $    2,365       10.24%  $102,758  $    2,317        9.07%
Short-term investments                         18,388         131        2.85     12,086          41        1.36
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 111,093  $    2,496        9.01%   114,844  $    2,358        8.26%
-----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,260                              3,667
-----------------------------------------------------------------------------------------------------------------
Total assets                                 $115,353                           $118,511
-----------------------------------------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 88,452  $    1,839        8.34%  $ 95,660  $    1,885        7.92%
Noninterest-bearing liabilities                 2,326                              2,857
Stockholder's equity                           24,575                             19,994
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $115,353                           $118,511
-----------------------------------------------------------------------------------------------------------------
Net interest income                                    $      657                         $      473
-----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 22,642                    2.37%  $ 19,184                    1.66%
-----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.26x                              1.20x
-----------------------------------------------------------------------------------------------------------------

(1)  Mortgage loans receivable include non-performing loans

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $657,000 in the second quarter of 2005, compared to $473,000 in the second quarter of 2004. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 2.37% in the second quarter of 2005 from 1.66% in the second quarter of 2004 was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds.

The Company's yield on interest-earning assets increased 75 basis points to 9.01% in the second quarter of 2005 due to the effect of an increase in the prime rate on floating rate mortgage loans (the prime rate was 200 basis points higher at the end of the second quarter of 2005 than it was in the second quarter of 2004) and a similar increase in yield on short-term investments. The cost of debentures increased 42 basis points to 8.34% in the second quarter of 2005 largely due to the effect of the increase in the prime rate on floating-rate debentures. These debentures were indexed to the JPMorgan Chase Bank prime rate at the beginning of the quarter and therefore had a higher interest rate in the second quarter of 2005 than 2004.

Servicing agreement income increased to $1,302,000 in the second quarter of 2005, from $1,014,000 in the same period of 2004. The increase of $288,000 was the result of increased loan origination services provided to Intervest National Bank.

Gain on early repayment of mortgages increased to $136,000 in the second quarter of 2005, from $56,000 in the second quarter of 2004. The increase of $80,000 was primarily the result of large lockout interest payments received on certain loans in the second quarter of 2005. The Company receives lockout interest when the borrower prepays a loan prior to the date specified in the mortgage. In such cases the borrower pays interest from the prepayment date through the lockout date.

The Company recorded a $45,000 reduction of the allowance for loan losses in the second quarter of 2005, compared to $95,000 provision for loan losses in the second quarter of 2004. The reduction in the allowance in the second quarter of 2005 was based upon a decrease in mortgage loan receivables during the first half of 2005, compared to an increase in the same period of 2004.

General and administrative expenses increased to $838,000 in the second quarter of 2005, from $583,000 in the same period of 2004, largely due to the increase in salaries and employee benefits expenses and the commencement of a management fee that is paid by the Company to the Parent Company, which was partially offset by a decrease in occupancy expenses.

Salaries and employee benefits expense increased $266,000 due to bonuses and salary increases including $140,000 of bonuses paid to executive officers at June 30, 2005. The Company had 17 full time employees at both June 30, 2005 and June 30, 2004.

Occupancy expenses decreased $66,000 due to the expiration of the lease on the space the Company previously occupied at 10 Rockefeller Plaza. The Company shares office space, under an informal agreement, with its Parent Company which leases the entire fourth floor consisting of approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related expenses amounts to approximately $36,000 per month in 2005. The lease on the Company's former space expired in September 2004 and the Company's obligation to pay approximately $22,000 per month on that space ended in September 2004.

Beginning in the third quarter of 2004, the Company commenced paying a management fee to the Parent Company of $37,500 per quarter. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. There was no management fee in the second quarter of 2004.

The provision for income taxes for the quarter ended June 30, 2005 amounted to $614,000, compared to $431,000 in the second quarter ended June 30, 2004. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2005 AND
------------------------------------------------------------------------------
2004
----

The Company's net income increased by $324,000 to $1,339,000 in the first six months of 2005, from $1,015,000 in the first six months of 2004. The increase was primarily due to a $778,000 increase in servicing fee income received from Intervest National Bank, a $194,000 increase in interest and fee income, a $180,000 decrease in the provision for loan losses and a $139,000 decrease in interest on debentures. These increases to the Company's earnings totaled $1,291,000 and were partially offset by a $526,000 increase in general and administrative expenses, a $280,000 increase in income tax expense and a $104,000 decrease in gain on early repayment of mortgages.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the first six months of 2005 and 2004. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                            For the Six-Months Ended June 30,
                                                            ---------------------------------
                                                          2005                              2004
                                             ---------------------------------  ---------------------------------
                                             Average    Interest     Annual     Average    Interest     Annual
($in thousands)                              Balance   Inc./Exp.   Yield/Rate   Balance   Inc./Exp.   Yield/Rate
-----------------------------------------------------------------------------------------------------------------
                 Assets
Mortgage loans receivable (1)                $ 94,047  $    4,654        9.98%  $ 96,638  $    4,567        9.50%
Short-term investments                         18,404         234        2.56     19,773         127        1.29
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 112,451  $    4,888        8.77%   116,411  $    4,694        8.11%
-----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,115                              5,146
-----------------------------------------------------------------------------------------------------------------
Total assets                                 $116,566                           $121,557

    Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 90,170  $    3,736        8.35%  $ 99,607  $    3,905        7.88%
Noninterest-bearing liabilities                 2,181                              2,564
Stockholder's equity                           24,215                             19,386
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $116,566                           $121,557
-----------------------------------------------------------------------------------------------------------------
Net interest income                                    $    1,152                         $      789
-----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 22,281                    2.07%  $ 16,804                    1.36%
-----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.25x                              1.17x
-----------------------------------------------------------------------------------------------------------------

(1)  Mortgage loans receivable include non-performing loans

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $1,152,000 in the first six months of 2005, compared to $789,000 in the first six months of 2004. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 2.07% in the first six months of 2005 from 1.36% in the first six months of 2004 was due to the decrease in total interest-earning assets being $5,477,000 less than the decrease in Debentures and accrued interest payable.

The Company's yield on interest-earning assets increased 66 basis points to 8.77% in the first six months of 2005 due to the effect of an increase in the prime rate which was 225 basis points higher at the end of the first six months of 2005 than it was in the beginning of 2004 and an increase in the yield on short-term investments. The cost of debentures increased 47 basis points to 8.35% in the first six months of 2005 largely due to the effect of the increase in the prime rate on floating-rate debentures. These debentures were indexed to the JPMorgan Chase Bank prime rate at the beginning of the quarter and therefore had a higher interest rate in the first six months of 2005 than the same period of 2004.

Servicing agreement income increased to $2,634,000 in the first six months of 2005, from $1,856,000 in the same period of 2004. The increase of $778,000 was the result of increased loan origination services provided to Intervest National Bank.

Gain on early repayment of mortgages decreased to $185,000 in the first six months of 2005, from $289,000 in the first six months of 2004. The decrease of $104,000 was the result of two large lockout interest payments received in the first quarter of 2004 compared to one large lockout interest payment received in the second quarter of 2005. The Company receives lockout interest when the borrower prepays a loan prior to the date specified in the mortgage. In such cases the borrower pays interest from the prepayment date through the lockout date.

The Company recorded a $45,000 reduction in the allowance for loan losses in the first six months of 2005, compared to a $135,000 provision for loan losses in the first six months of 2004. The reduction in the allowance in the first six months of 2005 was based upon a decrease in mortgage loan receivable during the first half of 2005 compared to an increase in 2004.

General and administrative expenses increased to $1,570,000 in the first six months of 2005, from $1,044,000 in the same period of 2004, largely due to the increase in salaries and employee benefits expenses, occupancy expenses, and the commencement of a management fee that is paid by the Company to the Parent Company.

Salaries and employee benefits expense increased $449,000 due to bonuses and salary increases and a higher cost of employee benefits, including bonuses of $140,000 paid to executive officers at June 30, 2005. The Company had 17 full time employees at both June 30, 2005 and June 30, 2004.

Occupancy expenses decreased $27,000 due to expiration of the lease on the space the Company previously occupied at 10 Rockefeller Plaza. The Company shares office space, under an informal agreement, with its Parent Company which leases the entire fourth floor consisting of, approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related expenses amounted to approximately $36,000 per month in 2005. The lease on the Company's former space expired in September 2004 and the Company's obligation to pay approximately $22,000 per month ended in September 2004.

Beginning in the third quarter of 2004, the Company commenced paying a management fee to the Parent Company of $37,500 per quarter. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. The management fee for the first six months of 2005 was $75,000. There was no management fee in the first six months of 2004.

The provision for income taxes for the six months ended June 30, 2005 amounted to $1,153,000, compared to $873,000 in the six months ended June 30, 2004. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.


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

The Company has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. In addition, service fee income the Company received from Intervest National Bank has comprised an increasing percentage of the Company's cash flow as the Bank's mortgage loan portfolio has grown. The Company has a servicing agreement with Intervest National Bank, whereby the Company provides the Bank with mortgage loan origination services in exchange for a monthly fee that is based on loan origination volumes. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Bank's underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. The services are performed by the Company's personnel and the related expenses are borne by the Company.

The future growth of the Company's lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. The Company's outstanding debentures predominately have fixed rates of interest that mature within three to eight years. At June 30, 2005, $88,500,000 in aggregate principal amount of the Company's subordinated debentures were outstanding with interest rates that range from 6.25% to 9.00% per annum. On January 1, 2005, the Company's Series 11/10/98 debentures matured and were repaid for a total of $4,459,000 ($2,600,000 of principal and $1,859,000 of accrued interest). On April 1, 2005, the Company's Series 5/10/96 and 8/01/01 debentures matured and were repaid for a total of $14,052,000 ($11,750,000 of principal and $2,302,000 of accrued interest). These repayments were offset by the issuance in April 2005 of $14,000,000 of the Company's Series 3/21/05 debentures. At June 30, 2005, the Company had $27,109,000 of debentures and related accrued interest payable maturing by December 31, 2006, which are expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

In June 2005, the Company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a proposed offering of up to $12,000,000 in additional subordinated debentures. The expected terms of the debentures are as follows: $2,000,000 maturing October 1, 2009 with an annual interest rate of 6.25%; $4,000,000 maturing October 1, 2011 with an annual interest rate of 6.50%; and $6,000,000 maturing October 1, 2013 with an annual interest rate of 7.00%. On August 1, 2005, the Company repaid early its Series 10/15/96 and Series 1/17/02 debentures scheduled to mature on October 1, 2005 for a total of $6,804,000 in principal and accrued interest.


OFF-BALANCE SHEET COMMITMENTS
-----------------------------

Commitments to extend credit amounted to $1,640,000 at June 30, 2005, of which nearly all will either close or expire in 2005. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.


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

In a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. In a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

The Company has a "floor," or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. However, the Company may nonetheless experience loan prepayments, the amount of which cannot be predicted, and reinvestment risk associated with the resulting proceeds.

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The Company's one-year interest rate sensitivity gap was a positive $83,198,000, or 69% of total assets, at June 30, 2005, compared to a positive $64,025,000, or 52%, at December 31, 2004. The increase was primarily due to the maturity of floating-rate subordinated debentures at April 1, 2005 and an increase in short-term investments.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2005, that is scheduled to mature or reprice within the periods shown.

                                            0-3      4-12     Over 1-4     Over 4
     ($in thousands)                     Months    Months        Years      Years     Total
     ---------------------------------------------------------------------------------------
     Floating-rate loans (1)            $70,103   $     -   $       -   $      -   $ 70,103
     Fixed-rate loans (1)                 6,615     8,016       8,064      3,004     25,699
     ---------------------------------------------------------------------------------------
     Total loans                         76,718     8,016       8,064      3,004     95,802
     Short-term investments              18,189         -           -          -     18,189
     ---------------------------------------------------------------------------------------
     Total rate-sensitive assets        $94,907   $ 8,016   $   8,064   $  3,004   $113,991
     ---------------------------------------------------------------------------------------

     Debentures payable (1)             $13,500   $ 4,250   $  35,000   $ 35,750   $ 88,500
     Accrued interest on debentures       1,278       697       2,549        359      4,883
     ---------------------------------------------------------------------------------------
     Total rate-sensitive liabilities   $14,778   $ 4,947   $  37,549   $ 36,109   $ 93,383
     ---------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------
     GAP (repricing differences)        $80,129   $ 3,069   $ (29,485)  $(33,105)  $ 20,608
     ---------------------------------------------------------------------------------------
     Cumulative GAP                     $80,129   $83,198   $  53,713   $ 20,608   $ 20,608
     ---------------------------------------------------------------------------------------
     Cumulative GAP to total assets        66.7%     69.3%       44.7%      17.2%      17.2%
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

SARBANES OXLEY ACT OF 2002
--------------------------

The requirements of Section 404 of the Sarbanes Oxley Act and Securities and Exchange Commission rules and regulations require an annual management report on the Company's internal controls over financial reporting, including, among other matters, management's assessment of the effectiveness of the Company's internal control over financial reporting, and an attestation report by the Company's independent registered public accounting firm addressing these assessments.

Beginning with the Company's annual report for the year ending December 31, 2006, the Company will have to include in its annual report on Form 10-K filed with the Securities and Exchange Commission a report of management regarding the Company's internal controls over financial reporting in accordance with the above requirements.

In this regard, the Company has recently begun a process to document and evaluate its internal control over financial reporting in order to satisfy these requirements. The process includes dedicating internal resources toward the adoption of a detailed work plan, which will also involve the retention of outside consultants. This process is designed to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) verify through testing that controls are functioning as documented. To date, the Company has identified certain deficiencies in the design and operating effectiveness of its internal control over financial reporting, and it believes that they have been corrected or are in the process of being corrected. Although this process has just begun, management is not aware of any "significant deficiencies" or "material weaknesses" in the Company's internals control over financial reporting, as defined in applicable Securities and Exchange Commission rules and regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

The  Company's  management  evaluated,  with  the participation of its Principal
Executive and Financial Officer(s), the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officer(s) have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to June 30, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     Not Applicable

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Not Applicable
(b)  Not Applicable
(c)  Not Applicable
(d)  Not Applicable
(e)  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent of Intervest Bancshares Corporation, the sole shareholder of the Company, Dated May 26, 2005, the Company's board of directors was re-elected in its entirety.

ITEM 5. OTHER INFORMATION
(a)  Not applicable

(b)  Not applicable

ITEM 6. EXHIBITS

     The following exhibits are filed as part of this report:

     4.0 - Form of Indenture between the Company and The Bank of New York incorporated by reference to the Company's registration statement on Form S-11 dated June 14, 2005, wherein such document is identified as
           Exhibit  4.1.

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

INTERVEST MORTGAGE CORPORATION

Date: August 10, 2005        By: /s/ Lowell S. Dansker
                                     -----------------------------------
                                     Lowell  S.  Dansker, Vice Chairman,
                                     President and Treasurer
                                     (Principal Executive and Financial Officer)


Date: August 10, 2005        By: /s/ Lawrence G. Bergman
                                     -----------------------------------
                                     Lawrence G. Bergman, Vice President
                                     and Secretary