Form 10-Q
period 2005-09-30
INTERVEST MORTGAGE CORP
filed 2005-11-10
CIK 835955

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                              -------------------

                                       or

           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES  X  NO    .
    ---    ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  rule  12b-2  of  the  Exchange  Act):  YES       NO  X .
                                                        ---      ---

Indicate  by check mark whether the registrant is a shell company (as defined in
rule  12b-2  of  the  Exchange  Act):  YES      NO  X .
                                           ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of Each Class:                          Shares Outstanding:
     --------------------                          -------------------

     Common Stock, no par value per share          100 shares outstanding as of
     ------------------------------------          ----------------------------
                                                   October 31, 2005
                                                   ----------------

                        INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                                         FORM 10-Q
                                    SEPTEMBER 30, 2005
                                     TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                         Page
                                                                                      ----
  ITEM 1.  FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets
      as of September 30, 2005 (Unaudited) and December 31, 2004 . . . . . . . . . .     2

    Condensed Consolidated Statements of Operations (Unaudited)
      for the three-months and nine-months ended September 30, 2005 and 2004 . . . .     3

    Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
      for the nine-months ended September 30, 2005 and 2004. . . . . . . . . . . . .     4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the nine-months ended September 30, 2005 and 2004. . . . . . . . . . . . .     5

    Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . .     6

    Review by Independent Registered Public Accounting Firm. . . . . . . . . . . . .    12

    Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . .    13

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .    14

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . .    23

  ITEM 4.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . .    23

PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . . . . . .    24

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.. . . . . . . . . . . . . . . . . . . . .    24

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .    24

  ITEM 5.  OTHER INFORMATION.. . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

  ITEM 6.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

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

RISK  FACTORS
-------------
The Company's business is affected by a number of factors, including but not limited to the impact of: interest rates; loan demand; loan concentrations; loan prepayments; dependence on brokers and other sources for new loan referrals, ability to raise funds for investment; competition; general or local economic conditions; credit risk and the related adequacy of the allowance for loan losses; terrorist acts; natural disasters; armed conflicts; environmental liabilities; and dependence on a limited number of key personnel.

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    SEPTEMBER 30,   DECEMBER 31,
($in thousands)                                                                         2005            2004
-----------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
Cash                                                                               $         1,594  $       6,160
Short-term investments                                                                      31,747         10,991
                                                                                   ------------------------------
  Total cash and cash equivalents                                                           33,341         17,151
Mortgage loans receivable (net of unearned fees and discounts and allowance
  for loan losses, notes 2 and 3)                                                           78,979        100,188
Accrued interest receivable                                                                    427            497
Loan fees receivable                                                                           715            884
Fixed assets, net                                                                               70             88
Deferred debenture offering costs, net (note 4)                                              4,283          3,271
Other assets                                                                                   566            372
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $       118,381  $     122,451
=================================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                      $         1,487  $       1,644
Subordinated debentures payable (note 5)                                                    85,750         88,850
Debenture interest payable at maturity  (note 5)                                             4,989          8,219
Other liabilities                                                                              394            211
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                           92,620         98,924
-----------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and             2,100          2,100
  outstanding)
Class B common stock (no par value, 100 shares authorized, none issued)                          -              -
Additional paid-in-capital                                                                  11,510         11,510
Retained earnings                                                                           12,151          9,917
-----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                  25,761         23,527
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $       118,381  $     122,451
=================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                           INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                        THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                     ------------------------------------------------
($in thousands)                                         2005         2004        2005         2004
-----------------------------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                 $    2,589   $    2,515  $    7,243   $    7,082
Interest income on short-term investments                   173           61         407          188
                                                     ------------------------------------------------
  Total interest and fee income                           2,762        2,576       7,650        7,270
Servicing agreement income - related party (note 6)       1,287        1,212       3,921        3,068
Gain on early repayment of mortgages                        103           70         288          359
Other income                                                 20           40          66          173
-----------------------------------------------------------------------------------------------------
TOTAL REVENUES                                            4,172        3,898      11,925       10,870
-----------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                    1,535        1,781       4,739        5,124
Amortization of deferred debenture offering costs           275          295         807          857
Provision for loan losses                                   (47)           6         (92)         141
General and administrative                                  745          618       2,315        1,662
-----------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                            2,508        2,700       7,769        7,784
-----------------------------------------------------------------------------------------------------

Income before income taxes                                1,664        1,198       4,156        3,086
Provision for income taxes                                  769          554       1,922        1,427
-----------------------------------------------------------------------------------------------------
NET INCOME                                           $      895   $      644  $    2,234   $    1,659
=====================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (Unaudited)

                                                   NINE-MONTHS ENDED
                                                     SEPTEMBER 30,
                                              ------------------------
($in thousands)                                     2005       2004
----------------------------------------------------------------------
CLASS A COMMON STOCK
----------------------------------------------------------------------
Balance at beginning and end of period            $   2,100  $   2,100
----------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of period                       11,510      8,510
Contributions from Parent Company                         -      3,000
----------------------------------------------------------------------
Balance at end of period                             11,510     11,510
----------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                        9,917      7,563
Net income for the period                             2,234      1,659
----------------------------------------------------------------------
Balance at end of period                             12,151      9,222
----------------------------------------------------------------------

----------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF PERIOD       $  25,761  $  22,832
======================================================================

See accompanying notes to condensed consolidated financial statements.

                   INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                 NINE-MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ----------------------
($in thousands)                                                  2005        2004
------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $   2,234   $   1,659
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation                                                       22          22
  Provision for loan losses                                         (92)        141
  Amortization of deferred debenture offering costs                 807         857
  Amortization of premiums, fees and discounts, net                (647)        (25)
  Gain on early repayment of mortgage loans receivable             (288)       (359)
  Net (decrease) increase in mortgage escrow funds payable         (157)        510
  Net decrease in debenture interest payable at maturity         (3,230)     (2,065)
  Net change in all other assets and liabilities, net               802         (31)
------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                (549)        709
------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                46,509      46,565
Originations of mortgage loans receivable                       (24,847)    (66,311)
Purchases of net fixed assets                                        (3)        (16)
------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              21,659     (19,762)
------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs      24,180      19,958
Principal repayments of debentures                              (29,100)   ( 11,000)
Capital contributions from Parent Company                             -       3,000
------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (4,920)     11,958
------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents             16,190      (7,095)

Cash and cash equivalents at beginning of period                 17,151      25,772

------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  33,341   $  18,677
====================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                    $   7,969   $   7,189
  Income taxes                                                    1,671       1,622
------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                  INTERVEST MORTGAGE CORPORATION SUBSIDIARIES
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

The condensed consolidated financial statements include the accounts of Intervest Mortgage Corporation and its wholly owned subsidiaries, Intervest Distribution Corporation, which is inactive, and Intervest Realty Servicing Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company is a wholly owned subsidiary of Intervest Bancshares Corporation (the "Parent Company"). Executive officers of the Company are Directors of the Company and are also officers, principal shareholders and Directors of the Parent Company.

The Company's business focuses on the origination of first mortgage and junior mortgage loans on multifamily residential and commercial real estate properties, including rental and cooperative/condominium apartment buildings, office buildings, mix-used properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land. The Company also provides loan origination services to Intervest National Bank, another wholly owned subsidiary of the Parent Company. The Company funds its lending business through the issuance of subordinated debentures in public offerings. The Company has two wholly owned subsidiaries, Intervest Distribution Corporation, which is presently inactive, and Intervest Realty Servicing Corporation, which is engaged in certain mortgage servicing activities.

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

NOTE 2 - MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable are summarized as follows:

                                                             At September 30, 2005     At December 31, 2004
     ($in thousands)                                       # of loans     Amount     # of loans     Amount
     --------------------------------------------------------------------------------------------------------
     Residential multifamily mortgage loans receivable             40  $    41,710           52  $    52,543
     Commercial real estate mortgage loans receivable              33       30,504           40       38,121
     Land and land development loans receivable                     2        7,656            4       10,868
     --------------------------------------------------------------------------------------------------------
     Mortgage loans receivable                                     75       79,870           96      101,532
     Deferred loan fees and unamortized discount                              (651)                   (1,012)
     --------------------------------------------------------------------------------------------------------
     Mortgage loans receivable, net of fees and discount                    79,219                   100,520
     Allowance for mortgage loan losses                                       (240)                     (332)
     --------------------------------------------------------------------------------------------------------
     Mortgage loans receivable, net                                    $    78,979               $   100,188
     ========================================================================================================

                  INTERVEST MORTGAGE CORPORATION SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 2 - MORTGAGE LOANS RECEIVABLE, CONTINUED

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at September 30, 2005:

              ($in thousands)
              -------------------------------------------------------
              For the three-months ending December 31, 2005   $17,766
              For the year ending December 31, 2006            33,376
              For the year ending December 31, 2007            16,012
              For the year ending December 31, 2008             1,596
              For the year ending December 31, 2009             1,993
              Thereafter                                        9,127
              -------------------------------------------------------
                                                              $79,870
              =======================================================

NOTE 3 - ALLOWANCE FOR MORTGAGE LOAN LOSSES

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

                                           Quarter Ended     Nine-Months Ended
                                           September 30,       September 30,
                                       ----------------------------------------
     ($in thousands)                     2005       2004      2005       2004
     --------------------------------------------------------------------------
     Balance at beginning of period    $    287   $    326  $    332   $    191
     Provision charged to operations        (47)         6       (92)       141
     --------------------------------------------------------------------------
     Balance at end of period          $    240   $    332  $    240   $    332
     ==========================================================================

At September 30, 2005 and December 31, 2004, one loan with a principal balance of $179,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. This loan is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in this loan was $181,000 at September 30, 2005 and December 31, 2004. The Company has commenced foreclosure proceedings against the borrower and currently believes the estimated fair value of the underlying properties is sufficient to provide for repayment of its recorded investment. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At September 30, 2005, there was $2,672,000 of loans ninety days past due and still accruing interest because they were well secured and in the process of collection. Such amount represented three loans that are past their maturity dates. In each case, with the agreement of the Company, the borrower continues to make monthly payments of interest and principal. Based upon discussions with these borrowers, it is anticipated that these loans will be repaid in full or refinanced in the near term. There were no loans ninety days past due and still accruing interest at December 31, 2004.

Interest income that was not recorded on the nonaccrual loan under its contractual terms for the quarter and nine-months of 2005 amounted to $6,000 and $16,000, respectively. This income amounted to $10,000 for the quarter and nine-months ended September 30, 2004. The average balance of nonaccrual (impaired) loans for the quarter and nine-months ended September 30, 2005 was $179,000. The average balance of nonaccrual (impaired) loans was $119,000 and $40,000, respectively for the quarter and nine-months ended September 30, 2004.

NOTE  4  -  DEFERRED  DEBENTURE  OFFERING  COSTS

Deferred debenture offering costs are summarized as follows:

                                              At September 30,    At December 31,
     ($in thousands)                                2005               2004
     ------------------------------------------------------------------------------
     Deferred debenture offering costs        $           7,760   $          7,079
     Less accumulated amortization                       (3,477)            (3,808)
     ------------------------------------------------------------------------------
     Deferred debenture offering costs, net   $           4,283   $          3,271
     ==============================================================================

                  INTERVEST MORTGAGE CORPORATION SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  5  -  SUBORDINATED  DEBENTURES  PAYABLE

The  following  table  summarizes  debentures  payable.

                                                                                 At September 30,   At December 31,
                                                                                -----------------  ----------------
     ($in thousands)                                                                         2005              2004
     --------------------------------------------------------------------------------------------------------------
     Series 05/10/96 - interest at 2% above prime - due April 1, 2005           $               -  $         10,000
     Series 10/15/96 - interest at 2% above prime - due October 1, 2005                         -             5,500
     Series 04/30/97 - interest at 1% above prime - due October 1, 2005                         -             8,000
     Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                         -             2,600
     Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                        2,000             2,000
     Series 09/18/00 - interest at 8 1/2% fixed   - due January 1, 2006                     1,250             1,250
     Series 09/18/00 - interest at 9% fixed       - due January 1, 2008                     1,250             1,250
     Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005                           -             1,750
     Series 08/01/01 - interest at 8% fixed       - due April 1, 2007                       2,750             2,750
     Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009                       2,750             2,750
     Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005                         -             1,250
     Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007                     2,250             2,250
     Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009                     2,250             2,250
     Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006                     1,750             1,750
     Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008                     3,000             3,000
     Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010                     3,000             3,000
     Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006                        1,500             1,500
     Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008                        3,000             3,000
     Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010                        3,000             3,000
     Series 07/25/03 - interest at 6 1/2% fixed   - due October 1, 2006                     2,500             2,500
     Series 07/25/03 - interest at 6 3/4% fixed   - due October 1, 2008                     3,000             3,000
     Series 07/25/03 - interest at 7 % fixed      - due October 1, 2010                     3,000             3,000
     Series 11/28/03 - interest at 6 1/4% fixed   - due April 1, 2007                       2,000             2,000
     Series 11/28/03 - interest at 6 1/2% fixed   - due April 1, 2009                       3,500             3,500
     Series 11/28/03 - interest at 6 3/4% fixed   - due April 1, 2011                       4,500             4,500
     Series 06/07/04 - interest at 6 1/4% fixed   - due January 1, 2008                     2,500             2,500
     Series 06/07/04 - interest at 6 1/2% fixed   - due January 1, 2010                     4,000             4,000
     Series 06/07/04 - interest at 6 3/4% fixed   - due January 1, 2012                     5,000             5,000
     Series 03/21/05 - interest at 6 1/4% fixed   - due April 1, 2009                       3,000                 -
     Series 03/21/05 - interest at 6 1/2% fixed   - due April 1, 2011                       4,500                 -
     Series 03/21/05 - interest at 7 % fixed      - due April 1, 2013                       6,500                 -
     Series 08/12/05 - interest at 6 1/4% fixed   - due October 1, 2009                     2,000                 -
     Series 08/12/05 - interest at 6 1/2% fixed   - due October 1, 2011                     4,000                 -
     Series 08/12/05 - interest at 7 % fixed      - due October 1, 2013                     6,000                 -
     --------------------------------------------------------------------------------------------------------------
                                                                                $          85,750  $         88,850
     ==============================================================================================================

In the table above, prime represents the prime rate of JPMorganChase Bank, which was 6.75% on September 30, 2005 and 5.25% on December 31, 2004. At September
30,  2005,  there  were  no  floating  rate  debentures  outstanding.

In April of 2005, the Company issued its Series 3/21/05 debentures in the principal amount of $14,000,000. Net proceeds, after deferred offering costs, amounted to $12,976,000. In September of 2005, the Company issued its Series 8/12/05 debentures in the principal amount of $12,000,000. Net proceeds, after deferred offering costs, amounted to $11,083,000. On January 1, 2005, the Company's Series 11/10/98 debentures matured and were repaid for $2,600,000 of principal and $1,859,000 of accrued interest. On April 1, 2005, the Company's Series 5/10/96 debentures matured and were repaid for $10,000,000 of principal and $ 2,218,000 of accrued interest. On April 1, 2005, the Company's Series 8/1/01 debentures matured and were repaid for $1,750,000 of principal and $84,000 of accrued interest. On August 1, 2005, the Company's Series 10/15/96 debentures due October 1, 2005 were repaid for $5,500,000 of principal and $38,000 of accrued interest. On August 1, 2005, the Company's Series 1/17/02 debentures due October 1, 2005 were repaid for $1,250,000 of principal and $16,000 of accrued interest. On

                  INTERVEST MORTGAGE CORPORATION SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 5 - SUBORDINATED DEBENTURES PAYABLE, CONTINUED

September 1, 2005, the Company's Series 4/30/97 due October 1, 2005 was repaid for $8,000,000 of principal and $97,000 of accrued interest.

Interest is paid quarterly on the Company's debentures except for the following: all of Series 6/28/99 and 9/18/00; $590,000 of Series 8/01/01; $240,000 of
Series  1/17/02;  $1,520,000  of  Series 8/05/02; $1,750,000 of Series 11/28/03;
$1,910,000  of  Series  6/7/04;  $1,920,000  of Series 3/21/05 and $1,820,000 of
Series 8/12/05, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

The holders of Series 6/28/99, 9/18/00 and 1/17/02 thru 8/12/05 debentures can require the Company, on a first come basis, to repurchase the debentures for face amount plus accrued interest once each year (beginning October 1, 2005 for Series 1/17/02, January 1, 2006 for Series 8/05/02, July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03, January 1, 2007 for Series 11/28/03, January 1, 2008 for Series 6/7/04, April 1, 2009 for Series 3/21/05
and October 1, 2009 for Series 8/12/05) provided, however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

The Company's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 3/21/05 and 8/12/05. Redemptions of Series 3/21/05 and 8/12/05 debentures would be at a premium of 1% if they occurred prior to October 1, 2006 for the Series 3/21/05 and April 1, 2007 for the Series 8/12/05 debentures. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

The Company has notified holders of Series 9/18/00 and Series 8/5/02 debentures due to mature on January 1, 2006 that these debentures will be redeemed on December 1, 2005. At that time, $1,250,000 and $1,750,000 of principal, respectively, and $667,000 and $19,000 of accrued interest, respectively, through November 30, 2005 will be paid to the holders of these debentures.

Scheduled contractual maturities of debentures and the related accrued interest as of September 30, 2005 are summarized as follows:

     ($in thousands)                                 Principal   Accrued Interest
     -----------------------------------------------------------------------------
     For the three-months ending December 31, 2005   $        -  $           1,070
     For the year ending December 31, 2006                9,000              2,198
     For the year ending December 31, 2007                7,000                175
     For the year ending December 31, 2008               12,750                868
     For the year ending December 31, 2009               13,500                256
     Thereafter                                          43,500                422
     -----------------------------------------------------------------------------
                                                     $   85,750  $           4,989
     =============================================================================

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had no participations outstanding with Intervest National Bank at September 30, 2005 and December 31, 2004.

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

                  INTERVEST MORTGAGE CORPORATION SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 6 - Related Party Transactions, Continued

earned $1,287,000 and $3,921,000 for the quarter and nine-months ended September 30, 2005, respectively, and $1,212,000 and $3,068,000 for the quarter and nine-months ended September 30, 2004, respectively, in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $21,521,000 at September 30, 2005 and $9,352,000 at December 31, 2004. The Company received interest income of $74,000 and $207,000 from Intervest National Bank for the quarter and nine-months ended September 30, 2005, respectively, and $28,000 and $102,000 for the quarter and nine-months ended September 30, 2004, respectively, in connection with such deposits. These amounts are included in interest income in the condensed consolidated statements of operations.

Intervest Securities Corporation, another wholly owned subsidiary of the Parent Company, receives commissions and fees in connection with the placement of the Company's debentures. These fees, which are included in the total commissions and fees paid to the broker/dealer as discussed below, aggregated $56,000 and $115,000 during the quarter and nine months ended September 30, 2005, respectively, and $63,000 and $119,000 for the quarter and nine-months ended September 30, 2004, respectively.

The Company incurred fees of approximately $60,000 and $95,000 for the quarter and nine-months ended September 30, 2005, respectively, and $59,000 and $124,000 for the quarter and nine-months ended September 30, 2004, respectively, for legal services rendered by a law firm, a partner of which is a director of the Company.

The Company incurred commissions and fees in connection with the placement of its debentures to a broker/dealer, a principal of which is a director of the Company. The Company paid that broker/dealer commissions and fees aggregating
$434,800 and $363,800 during the quarters ended September 30, 2005 and 2004, respectively, and $924,800 and $679,000 for the nine-months ended September 30, 2005 and 2004, respectively.

The Company has an informal agreement with its Parent Company, whereby the Company is to reimburse the Parent Company for the occupancy expense associated with the leased space that it occupies as follows: $98,000 for the remaining three months of 2005; $394,000 in 2006; $394,000 in 2007; $427,000 in 2008;
$437,000 in 2009 and $1,913,000 thereafter for an aggregate amount of $3,663,000.

The Company has a management agreement with the Parent Company, that is renewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 and $112,500 to the Parent Company for the quarter and nine-months ended September 30, 2005. There were no management fees paid for the quarter and nine months ended September 30, 2004.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

On May 30, 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in an accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", which required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes

                  INTERVEST MORTGAGE CORPORATION SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

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

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Eisner LLP, the Company's independent registered public accounting firm, has made a review of the condensed consolidated financial statements as of September 30, 2005, and for the three and nine-month periods ended September 30, 2005 and 2004 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholder
Intervest Mortgage Corporation


     We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of September 30, 2005, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the nine months ended September 30, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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




/s/  Eisner LLP
---------------
New York, New York
October 26, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company's business focuses on the origination of first mortgage and junior mortgage loans on multifamily residential and commercial real estate properties. The Company also provides loan origination services to Intervest National Bank, another wholly owned subsidiary of the Parent Company. The Company funds its lending business through the issuance of subordinated debentures in public offerings. The Company has one active wholly owned subsidiary, Intervest Realty Servicing Corporation, which is engaged in certain mortgage servicing activities.

Intervest Bancshares Corporation (which is a financial holding company and referred to in this report as the "Parent Company") owns 100% of the capital stock of the Company. The Company's executive officers are directors of the Company and are also officers, directors and principal shareholders of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Center, New York, and four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida) and Intervest Securities Corporation (a broker/dealer that is an NASD member firm also located in Rockefeller Center, New York). Intervest Securities Corporation participates as a selected dealer from time to time in the Company's offerings of debentures.

The Company's lending activities consist of mortgage loans on real estate properties, including rental and cooperative/condominium apartment buildings, office buildings, mix-used properties, shopping centers, hotels, restaurants, industrial properties, parking lots/garages and vacant land with an average life of approximately three years. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. However, no mortgage loans have been resold to third parties during the past five years.

A significant portion of the residential properties collateralizing the loans in the Company's mortgage loan portfolio are located in New York City and are subject to applicable rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. In both cases, any increases in rent are subject to specific limitations. As such, these properties are not affected by the general movement of real estate values in the same manner as other income-producing properties.

Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of lockout interest and the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees due at the time of repayment and interest in certain cases. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

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

The Company believes that currently its most critical accounting policy relates to the determination of its allowance for mortgage loan losses. The adequacy of the allowance is evaluated monthly with consideration given to: the nature and volume of the loan portfolio; overall portfolio quality; loan concentrations; specific problem mortgage loans receivable and commitments and estimates of fair value thereof; historical chargeoffs and recoveries; adverse situations which may affect the borrowers' ability to repay, and management's perception of the current and anticipated economic conditions in the Company's lending areas.

For a further discussion of this policy as well as all of the Company's significant accounting policies, see note 1 in the Company's annual report on Form 10-K for the year ended December 31, 2004.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
-----------------------------------------------------------------------------

Total assets at September 30, 2005 decreased to $118,381,000, from $122,451,000 at December 31, 2004. The decrease reflected a $21,662,000 decrease in mortgage loans outstanding, partially offset by a $16,190,000 increase in cash and cash equivalents.

Cash and cash equivalents amounted to $33,341,000 at September 30, 2005, compared to $17,151,000 at December 31, 2004. The increase reflected a higher level of cash in money market accounts and short-term commercial paper investments due to the temporary investment of funds from the repayment of mortgage loans.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $78,979,000 at September 30, 2005, compared to $100,188,000 at December 31, 2004. The decrease was due to principal repayments exceeding new mortgage loan originations during the period.

At September 30, 2005 and December 31, 2004, one loan with a principal balance of $179,000 was on nonaccrual status. This loan was considered impaired under the criteria of SFAS No.114. A specific valuation allowance was not maintained at any time since the Company believes the estimated fair value of each of the underlying properties securing the loan is greater than the Company's recorded investment. At September 30, 2005, there was $2,672,000 of loans ninety days past due and still accruing interest because they were deemed by management to be well secured and in the process of collection. Such amount represented three loans that are past their maturity date. In each case, with the agreement of the Company, the borrower continues to make monthly payments of interest and principal. Based upon discussions with these borrowers, it is anticipated that these loans will be repaid in full or refinanced in the near term. There were no loans ninety days past due and still accruing interest at December 31, 2004.

The allowance for loan losses amounted to $240,000 at September 30, 2005, compared to $332,000 at December 31, 2004. The reduction in the allowance was due to a lower level of mortgage loans outstanding at September 30, 2005 compared to December 31, 2004. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note  1  to  the  consolidated  financial  statements  in  the  Company's Annual

Report on Form 10-K for the year ended December 31, 2004. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Deferred subordinated debenture offering costs, net of accumulated amortization, increased to $4,283,000 at September 30, 2005, from $3,271,000 at December 31, 2004. The increase was due to costs associated with the issuance of Series 3/21/05 and Series 8/12/05 debentures, partially offset by amortization during the period.

Total liabilities at September 30, 2005 decreased to $92,620,000, from $98,924,000 at December 31, 2004 principally due to a decrease in debenture interest payable relating to the maturity of Series 5/10/96 and 11/10/98 debentures and outstanding debentures.

Subordinated debentures outstanding at September 30, 2005 decreased to $85,750,000, from $88,850,000 at December 31, 2004. The decrease was due to the following: the repayment at maturity of Series 11/10/98, 5/10/96 and 8/1/01 subordinated debentures in the principal amount of $2,600,000, $10,000,000 and $1,750,000, respectively; the early repayment on August 1, 2005 of Series 10/15/96 subordinated debenture in the principal amount of $5,500,000 due to mature on 10/1/05; the early repayment on August 1, 2005 of $1,250,000 of Series 1/17/02 subordinated debentures due to mature on 10/1/05; and the early repayment on September 1, 2005 of Series 4/30/97 subordinated debenture in the principal amount of $8,000,000 due to mature on 10/1/05. These repayments were mostly offset by the issuance of $14,000,000 of Series 3/21/05 debentures and $12,000,000 of Series 8/12/05 debentures.

Subordinated debentures interest payable decreased to $4,989,000 at September 30, 2005, from $8,219,000 at December 31, 2004, primarily due to the payment of accrued interest on Series 11/10/98 of $1,859,000 and Series 5/10/96 of $2,218,000, partially offset by the accrual of interest on the balance of the subordinated debentures outstanding.

Mortgage escrow funds decreased to $1,487,000 at September 30, 2005, from $1,644,000 at December 31, 2004. The decrease was primarily due to escrow deposits returned to borrowers on the loans that were paid off during the nine-month period ended September 30, 2005. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.


COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2005
-----------------------------------------------------------------------------
AND 2004
--------


The Company's net income increased by $251,000 to $895,000 in the third quarter of 2005, from $644,000 for the third quarter of 2004. The increase was primarily due to a $246,000 decrease in interest expense on debentures and an $186,000 increase in total interest and fee income, partially offset by a $215,000 increase in income tax expense and a $127,000 increase in general and administrative expenses.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the third quarter of 2005 and 2004. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                         For the Three-Months Ended September 30,
                                                         ----------------------------------------
                                                          2005                              2004
                                             ---------------------------------  ---------------------------------
                                             Average    Interest     Annual     Average    Interest     Annual
($in thousands)                              Balance   Inc./Exp.   Yield/Rate   Balance   Inc./Exp.   Yield/Rate
-----------------------------------------------------------------------------------------------------------------
                   Assets
Mortgage loans receivable  (1)               $ 87,521  $    2,589       11.73%  $110,115  $    2,515        9.09%
Short-term investments                         20,896         173        3.29     15,004          61        1.61
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 108,417  $    2,762       10.11%   125,119  $    2,576        8.19%
-----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,701                              4,078
-----------------------------------------------------------------------------------------------------------------
Total assets                                 $113,118                           $129,197
-----------------------------------------------------------------------------------------------------------------

  Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 86,002  $    1,810        8.35%  $104,901  $    2,076        7.87%
Noninterest-bearing liabilities                 1,832                              2,285
Stockholder's equity                           25,284                             22,011
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $113,118                           $129,197
-----------------------------------------------------------------------------------------------------------------
Net interest income                                    $      952                         $      500
-----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 22,415                    3.48%  $ 20,218                    1.59%
-----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.26x                              1.19x
-----------------------------------------------------------------------------------------------------------------
(1)  Mortgage loans receivable include non-performing loans

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $952,000 in the third quarter of 2005, compared to $500,000 in the third quarter of 2004. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 3.48% in the third quarter of 2005, from 1.59% in the third quarter of 2004 was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds.

The Company's yield on interest-earning assets increased 192 basis points to 10.11% in the third quarter of 2005 due to $276,000 of penalty interest received on two loans that were satisfied after maturity whose interest was calculated at the contractual default rate. Occasionally, a default interest rate is imposed when a borrower has not entered into a formal extension for the period between maturity and payoff. The increase in yield on interest earning assets was also due to the effect of an increase in the prime rate on floating rate mortgage loans (the prime rate was 200 basis points higher at the end of the third quarter of 2005 than it was in the third quarter of 2004) and a similar increase in yield on short-term investments. The cost of debentures increased 48 basis points to 8.35% in the third quarter of 2005 mostly due to the effect of a 50% decrease in the average interest payable component of the average debentures and accrued interest payables due to the payment of accrued interest on Series 11/10/98 of $1,859,000 and Series 5/10/96 of $2,218,000 and the increase in the prime rate on floating-rate debentures. These debentures were indexed to the JPMorgan Chase Bank prime rate at the beginning of the quarter and therefore had a higher interest rate in the third quarter of 2005 than 2004.

Servicing agreement income was relatively unchanged from the third quarter of 2004.

Gain on early repayment of mortgages increased to $103,000 in the third quarter of 2005, from $70,000 in the third quarter of 2004. The increase of $33,000 was primarily the result of a negotiated fee on a loan that was repaid prior to the date that was permitted in the underlying mortgage agreement.

The Company recorded a $47,000 reduction of the allowance for loan losses in the third quarter of 2005, compared to $6,000 provision for loan losses in the third quarter of 2004. The reduction in the allowance in the third quarter of 2005 was based upon a decrease in mortgage loan receivables during the third quarter of 2005, compared to an increase in the same period of 2004.

General and administrative expenses increased to $745,000 in the third quarter of 2005, from $618,000 in the same period of 2004, largely due to the increase in salaries and employee benefits expense, which was partially offset by the decrease in rent expenses discussed below.

Salaries and employee benefits expense increased $177,000 primarily due to salary and bonuses paid to executive officers. The Company had 17 full time employees at both September 30, 2005 and September 30, 2004.

Rent expenses decreased $60,000 due to the expiration of the lease on the space the Company previously occupied at 10 Rockefeller Plaza. The Company shares office space, under an informal agreement, with its Parent Company which leases the entire fourth floor or approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related commercial rent tax amounts to approximately $36,000 per month in 2005. The lease on the Company's former offices expired in September 2004 and the Company's obligation to pay approximately $22,000 per month on those premises ended in September 2004.

The provision for income taxes for the third quarter of 2005 amounted to $769,000, compared to $554,000 in the third quarter of 2004. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005
--------------------------------------------------------------------------------
AND 2004
--------

The Company's net income increased by $575,000 to $2,234,000 in the first nine months of 2005, from $1,659,000 in the first nine months of 2004. The increase was primarily due to an $853,000 increase in servicing fee income received from Intervest National Bank, a $380,000 increase in interest and fee income, a $233,000 decrease in the provision for loan losses and a $385,000 decrease in interest expense on debentures. These favorable items were partially offset by a $653,000 increase in general and administrative expenses, a $495,000 increase in income tax expense and a $71,000 decrease in gain on early repayment of mortgages.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the first nine months of 2005 and 2004. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                          For the Nine-Months Ended September 30,
                                                          ---------------------------------------
                                                          2005                              2004
                                             ---------------------------------  ---------------------------------
                                             Average    Interest     Annual     Average    Interest     Annual
($in thousands)                              Balance   Inc./Exp.   Yield/Rate   Balance   Inc./Exp.   Yield/Rate
-----------------------------------------------------------------------------------------------------------------
            Assets
Mortgage loans receivable (1)                $ 91,848  $    7,243       10.54%  $101,202  $    7,082        9.35%
Short-term investments                         19,244         407        2.83     18,138         188        1.38
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 111,092  $    7,650        9.21%   119,340  $    7,270        8.14%
-----------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,312                              4,781
-----------------------------------------------------------------------------------------------------------------
Total assets                                 $115,404                           $124,121
-----------------------------------------------------------------------------------------------------------------

  Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 88,765  $    5,546        8.35%  $101,377  $    5,981        7.88%
Noninterest-bearing liabilities                 2,064                              2,471
Stockholder's equity                           24,575                             20,273
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $115,404                           $124,121
-----------------------------------------------------------------------------------------------------------------
Net interest income                                    $    2,104                         $    1,289
-----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 22,327                    2.53%  $ 17,963                    1.44%
-----------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.25x                              1.18x
-----------------------------------------------------------------------------------------------------------------
(1)  Mortgage loans receivable include non-performing loans

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $2,104,000 in the first nine months of 2005, compared to $1,289,000 in the first nine months of 2004. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 2.53% in the first nine months of 2005, from 1.44% in the first nine months of 2004, was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds and an increase in the ratio of total interest-earning assets to total interest-bearing liabilities from 1.18 to 1.25.

The Company's yield on interest-earning assets increased 107 basis points to 9.21% in the first nine months of 2005 due to: the effect of an increase in the prime rate, which was 275 basis points higher at the end of the first nine months of 2005 than it was in the beginning of 2004, and; $276,000 of penalty interest received on two loans that were satisfied after maturity whose interest was calculated at the contractual default rate. Occasionally, the default interest rate is imposed when a borrower has not entered into a formal extension for the period between maturity and payoff. The increase in yield on interest earning assets was also due to an increase in the yield on short-term investments. The cost of debentures increased 47 basis points to 8.35% in the first nine months of 2005 largely due to the effect of the increase in the prime rate on floating-rate debentures. These debentures were indexed to the JPMorgan Chase Bank prime rate at the beginning of the quarter and therefore had a higher interest rate in the first nine months of 2005 than the same period of 2004.

Servicing agreement income increased to $3,921,000 in the first nine months of 2005, from $3,068,000 in the same period of 2004. The increase of $853,000 was the result of increased loan origination services provided to Intervest National Bank.

Gain on early repayment of mortgages decreased to $288,000 in the first nine months of 2005, from $359,000 in the first nine months of 2004. The decrease of $71,000 was the result of two large lockout interest payments received in the first quarter of 2004 compared to one large lockout interest payment received in the second quarter of 2005. The Company receives lockout interest when the borrower prepays a loan prior to the date specified in the mortgage. In such cases the borrower pays interest from the prepayment date through the lockout date.

The Company recorded a $92,000 reduction in the allowance for loan losses in the first nine months of 2005, compared to a $141,000 provision for loan losses in the first nine months of 2004. The reduction in the allowance in the first nine months of 2005 was based upon a decrease in mortgage loans receivable during the first nine months of 2005, compared to an increase in 2004.

General and administrative expenses increased to $2,315,000 in the first nine months of 2005, from $1,662,000 in the same period of 2004, largely due to increases in salaries, and employee benefits expense and rent expenses, as well as the commencement of a management fee that is paid by the Company to the Parent Company which is discussed below.

Salaries and employee benefits expense increased $626,000 primarily due to bonuses and salary increases. The Company had 17 full time employees at both September 30, 2005 and September 30, 2004.

Rent expenses decreased $89,000 due to expiration of the lease on the space the Company previously occupied at 10 Rockefeller Plaza. The Company shares office space, under an informal agreement, with its Parent Company which leases the entire fourth floor consisting of, approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related commercial rent tax amounted to approximately $36,000 per month in 2005. The lease on the Company's former space expired in September 2004 and the Company's obligation to pay approximately $22,000 per month ended in September 2004.

Beginning in the third quarter of 2004, the Company commenced payment of a management fee to the Parent Company of $37,500 per quarter. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. The management fee for the first nine months of 2005 was $113,000, compared to $38,000 for the first nine months of 2004.

The provision for income taxes in the nine months of 2005 amounted to $1,922,000, compared to $1,427,000 in the nine months ended September 30, 2004. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operations, lending commitments and the repayment of debentures. The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations including servicing fee income from Intervest National Bank. From time to time, the Company also receives capital contributions from the Parent Company. For additional information about the cash flows from the Company's operating, investing and financing activities, see the consolidated statements of cash flows in this report.

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

The future growth of the Company's lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 5 to the condensed consolidated financial statements in this report, at September 30, 2005, $85,750,000 in aggregate principal amount of the Company's subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 9.00% per annum and maturities that range from January 1, 2006 to October 1, 2013. During the first nine months of 2005, the Company repaid various debentures for a total of $33,500,000 ($29,100,000 of principal and $4,400,000 of related accrued interest payable), and issued new debentures with an aggregate principal amount of $26,000,000 for net proceeds, after offering costs, of $24,100,000. At September 30, 2005, the Company had $12,300,000 of debentures and related accrued interest payable maturing by December 31, 2006, which are expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

The Company has notified holders of Series 9/18/00 and Series 8/5/02 debentures due to mature on January 1, 2006 that these debentures will be redeemed on December 1, 2005. Total interest and principal of $3,786,000 will be disbursed from cash on hand.

OFF-BALANCE  SHEET  COMMITMENTS
-------------------------------

Commitments to extend credit amounted to $2,990,000 at September 30, 2005, of which nearly all will either close or expire in 2005. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.


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

The Company's one-year interest rate sensitivity gap was a positive $94,956,000, or 80% of total assets, at September 30, 2005, compared to a positive $64,025,000, or 52%, at December 31, 2004. The increase was primarily due to the maturity of floating-rate subordinated debentures at April 1, 2005 and an increase in short-term investments.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2005, that is scheduled to mature or reprice within the periods shown.

                                           0-3       4-12     Over 1-4    Over 4
     ($in thousands)                     Months     Months     Years       Years      Total
     ----------------------------------------------------------------------------------------
     Floating-rate loans (1)            $ 62,731   $     -   $       -   $      -   $ 62,731
     Fixed-rate loans (1)                  6,266     3,980       3,926      2,967     17,139
     ----------------------------------------------------------------------------------------
     Total loans                          68,997     3,980       3,926      2,967     79,870
     Short-term investments               31,747         -           -          -     31,747
     ----------------------------------------------------------------------------------------
     Total rate-sensitive assets        $100,744   $ 3,980   $   3,926   $  2,967   $111,617
     ----------------------------------------------------------------------------------------

     Debentures payable (1)             $      -   $ 6,500   $  31,500   $ 47,750   $ 85,750
     Accrued interest on debentures        1,070     2,198       1,272        449      4,989
     ----------------------------------------------------------------------------------------
     Total rate-sensitive liabilities   $  1,070   $ 8,698   $  32,772   $ 48,199   $ 90,739
     ----------------------------------------------------------------------------------------

     ----------------------------------------------------------------------------------------
     GAP (repricing differences)        $ 99,674   $(4,718)  $ (28,846)  $(45,232)  $ 20,878
     ----------------------------------------------------------------------------------------
     Cumulative GAP                     $ 99,674   $94,956   $  66,110   $ 20,878   $ 20,878
     ----------------------------------------------------------------------------------------
     Cumulative GAP to total assets         84.2%     80.2%       55.8%      17.6%      17.6%
     ----------------------------------------------------------------------------------------

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

Beginning with the Company's annual report for the year ending December 31, 2006, the Company will have to include in its annual report on Form 10-K filed with the Securities and Exchange Commission a report of management's assessment regarding the Company's internal controls over financial reporting in accordance with the above requirements.

In this regard, the Company has begun a process to document and evaluate its internal control over financial reporting in order to satisfy these requirements. The process includes dedicating internal resources toward the adoption of a detailed work plan and will also involve the retention of outside consultants. This process is designed to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) verify through testing that controls are functioning as documented. To date, the Company has identified certain deficiencies in the design and operating effectiveness of its internal control over financial reporting, and it believes that they have been corrected or are in the process of being corrected. Although this process is not completed, management is not aware of any "significant deficiencies" or "material weaknesses" in the Company's internals control over financial reporting, as defined in applicable Securities and Exchange Commission rules and regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

The  Company's  management  evaluated,  with  the participation of its Principal
Executive and Financial Officer(s), the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officer(s) have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to September 30, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Not Applicable

(b)  Not Applicable

(c)  Not Applicable

(d)  Not Applicable

(e)  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

On September 27, 2005, Intervest Mortgage Corporation ("Intervest") issued Subordinated Debentures in the aggregate principal amount of $12,000,000; $2,000,000 maturing October 1, 2009, $4,000,000 maturing October 1, 2011, and
$6,000,000 maturing October 1, 2013 (collectively, the "Debentures"). The Debentures were issued under an Indenture, dated as of September 1, 2005, between Intervest and The Bank of New York, as Trustee (the "Indenture"). The Debentures are general unsecured obligations of Intervest, and will be subordinated in payment of principal and interest to all senior indebtedness of Intervest, as defined in the Indenture.

     Intervest may, at its option, at any time call all or any part of the Debentures (including all or any part of the Debentures of any maturity) for payment, and redeem the same at any time prior to the maturity thereof. The redemption price for Debentures will be

     - face amount plus a 1% premium if the date of redemption is prior to April 1, 2007, and

     -    face  amount  if  the date of redemption is on or after April 1, 2007.

In all cases, the Debenture holder will also receive interest accrued to the date of redemption.

The Debentures were offered by Sage Rutty & Co., Inc. (the "Underwriter'). Intervest paid to the Underwriter a commission equal to 3% of the purchase price of Debentures due October 1, 2009, 5% of the purchase price of Debentures due October 1, 2011, and 7% of the purchase price of Debentures due October 1, 2013, which are sold by the Underwriter or participating broker/dealers. In addition, Intervest paid the Underwriter a fee equal to of 1% of the aggregate gross amount of Debentures due October 1, 2009, and 1% of Debentures due October 1, 2011 and October 1, 2013 sold in the offering, and will pay the costs and expenses of Underwriter's counsel associated with the offering of the Debentures.

Interest on the Debentures will be paid or will accrue on the first day of each calendar quarter at the following annual interest rates: 6 1/4% for Debentures maturing October 1, 2009, 6 1/2% for Debentures maturing October 1, 2011 and 7% for Debentures maturing October 1, 2013. If the purchaser has elected to have interest accrue, then, in addition to interest accruing on the principal balance, interest will accrue each calendar quarter on the balance of the accrued interest as of the last day of the preceding quarter at the same interest rate, with all accrued interest payable at maturity. In either event, the entire principal amount of each Debenture is payable at maturity.

A holder of Debentures will have the right, commencing in 2009, to require the Company to purchase his or her Debentures for the face amount, together with any accrued but unpaid interest through the Repurchase Date (as hereafter defined). However, the Company will not, in any calendar year, be required to purchase more than $100,000 in aggregate principal amount of each maturity of Debentures, on a non-cumulative basis. Any such repurchases will be made only once each calendar year, on October 1 of each year (the "Repurchase Date"), commencing October 1, 2009.

In addition, the Indenture contains customary events of default, the occurrence of any of which could lead to an acceleration of Intervest's obligations under the Debentures.

On October 27, 2005, the Board of Directors of the registrant's parent company approved cash incentive awards to the following executive officers in the following amounts: Jerome Dansker - $201,000; Lowell S. Dansker - $146,000; and Lawrence G. Bergman - $56,000. Of these amounts, a total of $119,800 will be paid by the registrant which will be reflected as an expense in the fourth quarter of 2005. In addition, the registrant's board also extended the employment agreement between Intervest Mortgage Corporation and John Hoffmann for an additional one year term at an annual salary of $115,000 and also approved the payment of a bonus to Mr. Hoffmann of $10,000.




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



INTERVEST  MORTGAGE  CORPORATION



Date: October 27, 2005       By: /s/ Lowell S. Dansker
                                     -------------------------------
                                     Lowell S. Dansker, Vice Chairman,
                                     President and Treasurer
                                     (Principal Executive and Financial Officer)


Date: October 27, 2005       By: /s/ Lawrence G. Bergman
                                     -------------------
                                     Lawrence  G. Bergman, Vice President
                                     and Secretary