Form 10-K
period 2005-12-31
INTERVEST MORTGAGE CORP
filed 2006-03-06
CIK 835955

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                             -----------------

                       Commission File Number 33-22976-NY
                                              -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                    13-3415815
   -------------------------------           -------------------------------
    (State or other jurisdiction                     (I.R.S. Employer
          of incorporation)                         Identification No.)

                        ONE ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
         ------------------------------------------------------------------
           (Address of principal executive offices including Zip Code)

                                 (212) 218-2800
         ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

                                      None
                              ---------------------
                                (Title of class)

  Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934

                                      None
                              ---------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes       No  X .
     ---     ---

Indicate  by  check  mark  if  the  registrant  is  not required to file reports pursuant  to  Section  13  or  15(d)  of  the  Act:
Yes       No  X
     ---     ---

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X  No     .
    ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:
Large  accelerated  filer      Accelerated  filer      Non-accelerated filer X .
                         ---                      ---                       ---

Indicate  by check mark whether the registrant is a shell company (as defined in
rule  12b-2  of  the  Exchange  Act):  Yes       No  X .
                                            ---     ---

As of February 1, 2005, there were 100 shares of the registrant's common stock outstanding, all of which are held by its Parent Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                         2005 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                    PAGE
                                                                          ----
ITEM 1  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

ITEM 1A Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . .     8

ITEM 1B Unresolved Staff Comments . . . . . . . . . . . . . . . . . . .    14

ITEM 2  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .    14

ITEM 3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    14

ITEM 4  Submission of Matters to a Vote of Security Holders . . . . . .    14

PART II

ITEM 5  Market for Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities . . . . . . . . .    15

ITEM 6  Selected Consolidated Financial Data. . . . . . . . . . . . . .    15

ITEM 7  Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . .    16

ITEM 7A Quantitative and Qualitative Disclosures about Market Risk. . .    26

ITEM 8  Financial Statements and Supplementary Data            .. . . .    26

ITEM 9  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . .    47

ITEM 9A Controls and Procedures . . . . . . . . . . . . . . . . . . . .    47

ITEM 9B Other Information . . . . . . . . . . . . . . . . . . . . . . .    47

PART III

ITEM 10  Directors, Executive Officers and Other Key Employees. . . . .    47

ITEM 11  Executive Compensation . . . . . . . . . . . . . . . . . . . .    50

ITEM 12  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Transactions. . . . . . . . . . . .    51

ITEM 13  Certain Relationships and Related Transactions . . . . . . . .    51

ITEM 14   Principal Accountant Fees and . . . . . . . . . . . . . . . .    52

PART IV

ITEM 15  Exhibits and Financial Statement Schedules . . . . . . . . . .    53

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56

                                     PART I

ITEM  1.  BUSINESS

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company's net interest income, other income or cash flow anticipated from the Company's operations, investment, lending activities; and changes in laws and regulations affecting the Company.

GENERAL

Intervest Mortgage Corporation's business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to Intervest National Bank ("the Bank"), an affiliated entity. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It currently has one active wholly owned subsidiary, Intervest Realty Servicing Corporation, which is engaged in certain mortgage servicing activities. Intervest Mortgage Corporation and its wholly owned subsidiary, Intervest Realty Servicing Corporation are hereafter referred to as the "Company" on a consolidated basis. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the "Parent Company") owns 100% of the capital stock of the Company. The Company's principal executive officers are also officers, directors and principal shareholders of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns 100% of the outstanding capital stock of Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Center, New York, and four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida) and Intervest Securities Corporation (a broker/dealer that is an NASD member firm also located in Rockefeller Center, New York). Intervest Securities Corporation participates as a selected dealer from time to time in the Company's offerings of debentures.

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

MARKET  AREA  AND  COMPETITION

The Company's lending activities have been concentrated in the New York City metropolitan region. The Company also makes loans in other states, including Alabama, Connecticut, Florida, Georgia, Massachusetts, Michigan and New Jersey.

In originating mortgage loans, the Company experiences significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors. Most of these competitors also have significantly greater financial and marketing resources. An increase in the general availability of funds may increase competition in the making of investments in mortgages and real property, and may reduce the yields available from such investments. Certain affiliates of the Company and/or entities owned or controlled by principals of the Company are engaged in real estate lending activities involving similar properties and in that regard are competing with the Company.

LENDING ACTIVITIES

The Company's lending activities include both long-term and short-term mortgage loans on real estate properties, including multifamily residential apartment buildings, office buildings, vacant land, marinas, warehouses, shopping centers, restaurants and garages. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages.

At December 31, 2005, the Company's mortgage loan portfolio amounted to $83,274,000, compared to $101,532,000 at December 31, 2004. At December 31,
2005, $32,427,000 or twenty-six (26) loans, were collateralized by multi-family apartment buildings located in New York City. These loans represent approximately 39% of the total mortgage loan portfolio.

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

Mortgage loans originated and acquired are solicited directly by the Company's officers, from existing borrowers, through advertising and from broker referrals. From time to time, the Company participates with Intervest National Bank in certain mortgage loans receivable.

The Company's mortgage loans typically provide for periodic payments of interest and a portion of the principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgages owned by the Company provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. Fifty-nine (59) of the mortgage loans in the Company's portfolio, representing approximately 92% of the principal balance of the Company's portfolio, have balloon payments due at the time of their maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage, or if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage. To the extent that the aggregate net revenues from the Company's mortgage investments are insufficient to provide funds equal to the payments due under the Company's debt obligations, then the Company would be required to utilize its working capital for such purposes or otherwise obtain the necessary funds from outside sources. No assurance can be given that such funds would be available to the Company. The Company's mortgage loans are often not personal obligations of the borrower and are not insured or guaranteed by governmental agencies.

The Company's mortgage loans include first mortgage loans and junior mortgage loans. The Company's loan portfolio has thirty-six (36) junior mortgages. These mortgages are subordinate in right of payment to senior mortgages on the various properties securing the loans. In all cases, in the opinion of management, the current value of the underlying property collateralizing the mortgage loan is in excess of the stated amount of its junior mortgage loan plus the senior loan. Therefore, in the opinion of management of the Company, each property on which a mortgage owned by the Company is a lien constitutes adequate collateral for the related mortgage loan. Accordingly, in the event the owner of a property fails to make required debt service payments, management believes that, based upon current value, upon a foreclosure of the mortgage and sale of the property, the Company would recover its entire investment. However, there can be no assurance that the current value of the underlying property will be maintained.

Many of the Company's mortgages are non-recourse. It is expected that many mortgages that the Company originates in the future will be non-recourse mortgages as well. Under the terms of non-recourse mortgages, the owner of the property subject to the mortgage has no personal obligation to pay the mortgage note which the mortgage secures. Therefore, in the event of default, the Company's ability to recover its investment is dependent upon the value of the mortgaged property, as well as the balances of any loans secured by mortgages and liens that are senior in right to the Company, which must be paid from the net proceeds of any foreclosure proceeding. Any loss the Company may incur as a result of the foregoing factors may have a material adverse effect on the Company's business, financial condition and results of operations.

At December 31, 2005: three of the mortgages in the Company's portfolio (representing approximately 7% of the principal balance in the Company's portfolio) allowed recourse against the mortgagor only with respect to liabilities related to tenant security deposits; thirty-two (32) of the mortgages (representing approximately 40% of the principal balance in the Company's portfolio) allowed recourse against the mortgagor only with respect to liabilities relating to tenant security deposits, proceeds from insurance policies, losses arising under environmental laws and losses resulting from waste or acts of malfeasance; twenty-seven (27) loans (representing approximately 52% of the portfolio), are full recourse; and three loans were without recourse. In addition, at December 31, 2005, twenty-six (26) of the Company's mortgages were guaranteed by third parties.

The Company charges loan origination fees on the mortgage loans it originates based on a percentage of the principal amount of the loan. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another similar fee that is contractually due when the loan is repaid. The total fees, net of related direct loan origination costs, are deferred and amortized over the contractual life of the loans as an adjustment to the loan's yield. At December 31, 2005, the Company had

$810,000 of net unearned loan fees and $759,000 of loan fees receivable. The Company also earns other fee income from the servicing of its loans.

Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and interest in certain cases. This interest may include lockout (or penalty) interest when the borrower prepays a loan prior to the date specified in the mortgage. In such cases, the borrower pays interest from the prepayment date through the lockout date. Occasionally, the default interest rate is imposed when a borrower has not entered into a formal extension for the period between maturity and payoff. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Of the sixty-five (65) mortgages in the Company's loan portfolio: three (3) allow prepayment without a fee payment; three (3) prohibit prepayment; twenty-two (22) permit prepayment only after passage of a specific period with fees of 1% or 31 days interest on twenty-one of these twenty-two loans; and thirty-seven (37) permit prepayment after payment of fees ranging from 0.5% up to 4% of the principal balance. The Company earned prepayment income from the early repayment of loans of $524,000 in 2005, $447,000 in 2004 and $260,000 in 2003.

REAL ESTATE INVESTING ACTIVITIES

The Company may purchase equity interests in real property or acquire such equity interests pursuant to a foreclosure of a mortgage in the normal course of business, as a result of which the Company may acquire and retain title to properties either directly or through a subsidiary. Except for any pending foreclosures, no such transactions are presently pending. The Company would also consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities. Although the Company has not previously made acquisitions of real property, senior management has had substantial experience in the acquisition and management of properties.

TEMPORARY INVESTMENT ACTIVITIES

The Company has historically invested its excess cash (after meeting its lending commitments and scheduled repayments of borrowed funds) in short term commercial paper and certificate of deposits issued by large commercial banks and U.S. government securities. The level of such investments fluctuates based on various factors, including liquidity needs, loan demand and scheduled repayments of debentures. Cash and short-term investments at December 31, 2005 amounted to $27,893,000, compared to $17,151,000 at December 31, 2004.

ASSET QUALITY

The Company considers asset quality to be of primary importance to its business and has procedures in place designed to mitigate the risks associated with its lending activities.

After a loan is originated, various steps are undertaken (such as a physical inspection of the subject property on an annual basis and periodic reviews of loan files in order to monitor loan documentation and the value of the property securing the loan) with the objective of quickly identifying, evaluating and initiating corrective actions if necessary. The Company also engages in the constant monitoring of the payment status of its outstanding loans and pursues a timely follow-up on any delinquencies, including initiating collection procedures when necessary. Late fees are assessed on delinquent loan payments.

All loans are subject to the risk of default, otherwise known as credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers. A borrower's ability to make payments due under a mortgage loan is dependent upon the risks associated with real estate investments in general, including the following: general or local economic conditions in the areas the properties are located, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, supply of and demand for rental units, supply of and demand for properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental rules, regulations and fiscal policies. Additionally, terrorist acts and armed conflicts, such as the war on terrorism, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions. Economic conditions affect the market value of the mortgaged properties underlying the Company's loans as well as the levels of rent and occupancy of income-producing properties.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or on properties located in a particular geographic area. The Company's loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans (including land loans). The properties underlying the Company's mortgages are also concentrated in New York State (69%). Many of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. As such, these properties, are not affected by the general movement of real estate values in the same manner as other income-producing properties. Many of the properties securing the Company's loans are located in sections of the cities in its market areas that are being revitalized or redeveloped.

Loans are placed on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. At December 31, 2005 and 2004, one loan with a principal balance of $179,000 was on nonaccrual status. The loan was considered impaired under the criteria of SFAS No.114. The loan is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. With respect to the loan on nonaccual status at December 31, 2005, the borrower declared bankruptcy and the Bankruptcy Trustee has sold the properties collateralizing the loans. The proceeds of the sale are sufficient to provide for repayment of the Company's recorded investment and the Company is taking appropriate action to obtain the proceeds from the Bankruptcy Trustee. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At December 31, 2005, there was $2,649,000 of loans ninety days past due and still accruing interest because they were well secured and in the process of collection. Such amount represented three loans that are past their maturity dates. In each case, with the agreement of the Company, the borrower continues to make monthly payments of interest and principal. One of these loans, with a principal balance of $1,121,000, was repaid in January 2006. Based upon discussions with the two other borrowers, it is anticipated that the remaining $1,528,000 will be repaid in full or refinanced in the near term. There were no loans ninety days past due and still accruing interest at December 31, 2004.

The Company evaluates its portfolio of mortgage loans based on various factors to determine the need for an allowance for loan losses. At December 31, 2005, the allowance was $250,000. During the last five years, the Company has not experienced a loss from its lending activities. There can be no assurance however, that a downturn in real estate values or local economic conditions, as well as other factors, would not have an adverse impact on the Company's asset quality and future level of nonperforming assets, chargeoffs and profitability.

SOURCES OF FUNDS

The Company's principal sources of funds for investing consist of borrowings (through the issuance of its debentures to the public), mortgage repayments and cash flow generated from operations, including fee income received from the Bank for loan origination services performed for the Bank. From time to time, the Company has also received capital contributions from the Parent Company. At December 31, 2005, Intervest Mortgage Corporation had debentures outstanding of $82,750,000, compared to $88,850,000 at December 31, 2004.

SERVICING AGREEMENT

The Company has a servicing agreement with Intervest National Bank to provide origination services to the bank in exchange for a monthly fee that is based on loan origination volumes. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with Intervest National Bank's underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. This agreement, renews each January 1 unless terminated by either party. The Company earned $5,386,000, $4,262,000 and $2,343,000 for 2005, 2004 and 2003,
respectively, in connection with this agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

EMPLOYEES

At December 31, 2005 and 2004, the Company employed 17 full-time equivalent employees. The Company provides various benefit plans, including group life, health and a 401(k) Plan. None of the Company's employees are covered by a collective bargaining agreement and the Company believes employee relations are good.

FEDERAL AND STATE TAXATION

The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. In accordance with an income tax sharing agreement, income tax charges or credits are for financial reporting purposes allocated among the Parent Company and its subsidiaries on the basis of their respective taxable income or taxable loss that is included in the consolidated income tax return.

SUBSIDIARY

The Company has one wholly-owned subsidiary: Intervest Realty Servicing Corporation, which is presently engaged in certain mortgage servicing activities. Another company, Intervest Distribution Corporation, which has been an inactive wholly-owned subsidiary of the Company has recently been dissolved.

There was no dividend paid to the Company by its subsidiary in 2005, 2004 or 2003.

EFFECT OF GOVERNMENT REGULATION

Investment in mortgages on real properties presently may be affected by government regulation in several ways. Residential properties may be subject to rent control and rent stabilization laws. As a consequence, the owner of the property may be restricted in its ability to raise the rents on apartments. If real estate taxes, fuel costs and maintenance of and repairs to the property were to increase substantially, and such increases are not offset by increases in rental income, the ability of the owner of the property to make the payments due on the mortgage as and when they are due might be adversely affected.

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

The Company is also subject to various other federal, state and local laws, rules and regulations governing, among other things, the licensing of mortgage lenders and servicers. The Company must comply with procedures mandated for mortgage lenders and servicers, and must provide disclosures to certain borrowers. Failure to comply with these laws, as well as with the laws described above, may result in civil and criminal liability, termination or suspension of licenses, rights of rescission for mortgage loans, lawsuits and/or administrative enforcement actions.

ITEM 1A. RISK FACTORS

References in this section to "we," "us," "our," and Intervest" refer to Intervest Mortgage Corporation and its consolidated subsidiary, unless otherwise specified. References to the "bank" refer to Intervest National Bank who, like us, is a subsidiary of our Parent Company, Intervest Bancshares Corporation.

The following risk factors contain important information about us and our business and should be read in their entirety. Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

The lending business of the Company is regulated by federal, state and, in certain cases, local laws. These laws prohibit various discriminatory practices in lending and may also restrict creditors from obtaining certain types of information from loan applicants. Violations of applicable laws can result in fines, penalties and other remedies.

WE DEPEND ON OUR EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES TO IMPLEMENT OUR BUSINESS STRATEGY AND OUR BUSINESS MAY SUFFER IF WE LOSE THEIR SERVICES.

Our success is largely dependent on the business expertise and relationships of a small number of our executive officers and other key employees. Our chairman and chief executive officer, who has been and remains instrumental to our success, is 87 years of age. If the services of any of our executive officers or other key employees were to become unavailable for any reason, the growth, performance and operation of our company and its subsidiary might be adversely affected because of their skills and knowledge of the markets in which we operate, years of real estate lending experience and the difficulty of promptly finding qualified replacement personnel. As a result, our ability to successfully grow our business will depend, in part, on our ability to attract and retain additional qualified officers and employees.

OUR LOANS ARE HIGHLY CONCENTRATED IN COMMERCIAL REAL ESTATE AND MULTIFAMILY MORTGAGE LOANS, INCREASING THE RISK ASSOCIATED WITH OUR LOAN PORTFOLIO.

All of our loan portfolio is comprised of commercial real estate and multifamily mortgage loans, including loans on substantially vacant properties and vacant land. This concentration increases the risk associated with our loan portfolio. Commercial real estate and multifamily loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to single borrowers and repayment of loans secured by income-producing property is typically dependent upon the successful operation of the underlying real estate. Additionally, loans on vacant land typically do not have income streams and depend upon other sources of cash flow from the borrower for repayment. Our average real estate loan size was $1,300,000 at December 31, 2005. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers.

INVESTMENTS IN JUNIOR MORTGAGES MAY BE RISKIER THAN INVESTMENTS IN SENIOR MORTGAGES.

As of December 31, 2005, we owned thirty six (36) junior mortgages, and we may acquire additional junior mortgages in the future. The bank has a first mortgage on thirty five of these loans. Our junior mortgages constitute approximately 34% of the aggregate principal amount of our mortgages. In the event the owner of mortgaged property securing a junior mortgage owned by us defaults on a senior mortgage secured by the property, the holder of the senior mortgage may independently commence foreclosure proceedings. In the event this occurs, there can be no assurance that we will have funds available to cure the default, assuming this would be our desired course of action, in order to prevent foreclosure. If there is a foreclosure on the senior mortgage, as the owner of the junior mortgage we will only be entitled to share in liquidation proceeds after all amounts due to senior lienholders have been fully paid. Actual proceeds available for distribution upon foreclosure may be insufficient to pay all sums due on the senior mortgage, other senior liens and on our junior mortgage, and the costs and fees associated with such foreclosure.

RECOVERY  OF  NON-RECOURSE  MORTGAGES  IS  LIMITED  TO  THE  PROPERTY  ITSELF.

Many of our mortgages are non-recourse or limited recourse. It is expected that most mortgages that we originate in the future will be non-recourse or limited recourse as well. Under the terms of non-recourse mortgages, the owner of the property subject to the mortgage has no personal obligation to pay the mortgage note which the mortgage secures. In addition, our mortgages are primarily on multifamily residential properties and our mortgages are not insured by any governmental agency. Therefore in the event of a default, our ability to recover our investment is solely dependent upon the value of the mortgaged property and the outstanding principal and interest balances of any loans secured by mortgages and liens that are senior in right to us, which must be paid from the net proceeds of any foreclosure proceeding. Any loss we may incur as a result of the foregoing factors may have a material adverse effect on our business, financial condition and results of operations. At December 31, 2005: three of the mortgages in our portfolio (representing approximately 7% of the principal balance in our portfolio) allowed recourse against the mortgagor only with respect to liabilities related to tenant security deposits; and thirty eight (38) of the mortgages (representing approximately 40% of the principal balance in our portfolio) allowed recourse against the mortgagor only with respect to liabilities related to tenant security deposits, proceeds from insurance polices, losses arising under environmental laws and losses resulting from waste or acts of malfeasance. Twenty seven (27) loans, representing approximately 52% of the portfolio, are full recourse. The balance of our loans were without any recourse. In addition, at December 31, 2005, twenty seven (27) of our mortgages were guaranteed by third parties.

WE MAY COMPETE WITH, AND WE DO PROVIDE SERVICES TO, OUR BANKING AFFILIATES.

We are a wholly-owned subsidiary of Intervest Bancshares Corporation, a financial holding company with one banking subsidiary (the "bank"). The bank also originates and acquires mortgages and, from time to time, we may compete with the bank for mortgage opportunities. In addition, we have an agreement with the bank whereby we render various services. There are conflicts of interest inherent in all our dealings with our affiliates including:

- our acquisition of mortgages from affiliates or sale of mortgages or mortgage interests to affiliates,

- our retention of affiliates to perform services for us, including mortgage servicing,

-    our retention by affiliates to perform services for them, and

- our affiliates being engaged in making loans involving properties that are similar to those underlying our mortgage loans.

It is unlikely that these conflicts will be resolved by arm's-length bargaining. Matters involving conflicts of interests will be approved or ratified by a majority vote of our board of directors, including a majority of our "independent" directors, who are neither officers nor employees of ours or our affiliates, in attendance at any meeting considering such matters. However, such persons may serve as directors of the company, as well as its affiliates. No assurance can be given that matters involving conflicts of interests will be resolved in the manner most favorable to holders of our debentures, or that we will pursue, or fully pursue, our rights or remedies against our affiliates.

WE HAVE NOT SET ASIDE FUNDS TO PAY THE DEBENTURES WHEN THEY MATURE.

There is no sinking fund for retirement of the debentures at or prior to their maturity. We anticipate that principal and accrued interest on the debentures will be paid from our working capital, or from the proceeds of a refinancing of the debentures. However, no assurance can be given that we will have sufficient funds available to pay the debentures at maturity. The debentures are subordinated and unsecured obligations of ours. As a result, if we are unable to pay the debentures at their maturity, your ability to recover the principal amount of the debentures and any outstanding interest may be limited by the terms and amount of our senior indebtedness and pari passu indebtedness.

WE ARE A HIGHLY LEVERAGED COMPANY AND OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND BUSINESS.

At December 31, 2005, our borrowed funds and related interest payable was approximately $87.4 million. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements. In addition, the indentures underlying our subordinated debentures contain financial and other restrictive covenants that may limit our ability to incur additional indebtedness. We expect to continue to rely on the issuance of our subordinated debentures in registered, best efforts offerings to the public as a source of funds to support our loan originations. The inability to incur additional indebtedness could adversely affect our business and financial condition by, among other things, limiting our flexibility in planning for, or reacting to, changes in our industry; placing us at a competitive disadvantage with respect to our competitors who may operate on a less leveraged basis. As a result, this may make us more vulnerable to changes in economic conditions and require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes, which, in turn, could have a negative impact on our profitability.

WE DEPEND ON BROKERS AND OTHER SOURCES FOR OUR MORTGAGE LENDING ACTIVITIES AND ANY REDUCTION IN REFERRALS COULD LIMIT OUR ACCESS TO THE LENDING MARKET.

We rely significantly on referrals from mortgage brokers for our loan originations. If those referrals were to decline or did not continue to expand, there can be no assurances that other sources of loan originations would be available.

THE EMPLOYMENT AGREEMENTS OF OUR EXECUTIVE OFFICERS PERMIT THEM TO ENGAGE IN ACTIVITIES THAT MAY BE CONSIDERED TO BE COMPETING WITH THE COMPANY, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

The long-term employment agreements between the Company and our principal executive officers expressly permit them to engage in outside activities, including activities competitive with our subsidiary. This may have an adverse effect on the business and financial condition of our subsidiary.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD.

The requirements of Section 404 of the Sarbanes Oxley Act and Securities and Exchange Commission rules and regulations require an annual management report on the Company's internal controls over financial reporting, including, among other matters, management's assessment of the effectiveness of the Company's internal control over financial reporting, and an attestation report by the Company's independent registered public accounting firm addressing these assessments. Beginning with the Company's annual report for the year ending December 31, 2006, the Company will have to include in its annual report on Form 10-K filed with the Securities and Exchange Commission a report of management regarding the Company's internal controls over financial reporting in accordance with the above requirements. In this regard, the Company has begun a process to document and evaluate its internal control over financial reporting in order to satisfy these requirements. The process includes dedicating internal resources toward the adoption of a detailed work plan and will also involve the retention of outside consultants. This process is designed to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) verify through testing that controls are functioning as documented. To date, the Company has identified certain deficiencies in the design and operating effectiveness of its internal control over financial reporting, and it believes that they have been corrected or are in the process of being corrected. Although this process is not completed, management is not aware of any "significant deficiencies" or "material weaknesses" in the Company's internal controls over financial reporting, as defined in applicable Securities and Exchange Commission rules and regulations. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting, we may not be able to report our financial results with the desired degree of accuracy or to prevent fraud.

OUR  ASSETS  ARE  HEAVILY CONCENTRATED IN MORTGAGES ON PROPERTIES LOCATED IN NEW
YORK CITY, AND ACCORDINGLY OUR BUSINESS AND OPERATIONS ARE MORE VULNERABLE TO DOWNTURNS IN THE ECONOMY OF THIS CONCENTRATED GEOGRAPHIC AREA.

Fifty three (53) of the sixty five (65) mortgage loans in our portfolio, representing approximately 65% of the principal balance of the portfolio are secured by properties in New York City. Of those, twenty six (26), representing approximately 39% of the principal balance of our portfolio are secured by multi-family properties located in New York City. Many of these properties are subject to rent control and rent stabilization laws imposed in New York City, which limit the ability of the property owners to increase rents. This concentration in the number, type or location of our investments could have a material adverse effect on our business, financial condition or results of operations.

TERRORIST ACTS AND ARMED CONFLICTS MAY ADVERSELY AFFECT OUR BUSINESS.

Terrorist acts, such as those that occurred on September 11, 2001, and armed conflicts, such as the war on terrorism, may have an adverse impact on our results of operations and on the economy generally. While these matters have not had a material adverse affect on our business, there can be no assurances as to any future impact.

OUR BUSINESS WILL SUFFER IF WE DO NOT CONTINUALLY IDENTIFY AND INVEST IN MORTGAGES.

Our success, in large part, depends on our ability to invest most of our assets in mortgages. We may be unable to so invest the optimum percentage of our assets because of a lack of available mortgages that meet our investment criteria. As a result, we may experience lower rates of return from investment of our assets, which could have a material adverse effect on our business, financial condition or results of operations.

FLUCTUATIONS IN INTEREST RATES AND CREDIT TERMS COULD ADVERSELY AFFECT OUR ABILITY TO COLLECT ON MORTGAGE LOANS HAVING BALLOON PAYMENT FEATURES.

Fifty nine (59) of the mortgage loans in our portfolio, representing approximately 92% of the principal balance of our portfolio have balloon payments due at the time of their maturity. We may acquire additional mortgage loans that have balloon payments due at maturity. Volatile interest rates and/or erratic credit conditions and supply of available mortgage funds at the time these mortgage loans mature may cause refinancing by the borrowers to be difficult or impossible, regardless of the market value of the collateral at the time such balloon payments are due. In the event borrowers are unable to refinance these mortgage loans, or in the event borrowers are otherwise unable to make their balloon payments when they become due, such borrowers may default on their mortgage loans, which will have a material adverse effect on our business, financial condition and results of operations.

COMPETITION MAY AFFECT OUR ABILITY TO GENERATE DESIRED RETURNS ON OUR
INVESTMENTS.

We experience significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors engaged in purchasing mortgages or making real property investments with investment objectives similar in whole or in part to ours. An increase in the general availability of investment funds may increase competition in the making of investments in mortgages and real property. Many of our current and potential competitors have significantly greater financial and marketing resources. These competitors may be able to offer more favorable credit terms to mortgagors simply because of their resources. Such competition may require that we alter our credit terms, including reduced origination fees, lower interest rates or less restrictive covenants, which may result in a reduction in our expected return on investments and increased exposure to defaults, which could have a material adverse effect on our business, financial condition and results of operations.

INVESTMENTS IN MORTGAGES AND OWNERSHIP OF REAL PROPERTY ARE SUSCEPTIBLE TO FACTORS OUTSIDE OUR CONTROL.

All mortgage loans are subject to some degree of risk, including the risk of default by a borrower on the mortgage loan. In addition, as the owner of a mortgage, we may have to foreclose on the mortgage to protect our investment and may thereafter operate the mortgaged property, in which case we are exposed to the risks inherent in the ownership of real estate. A borrower's ability to make payments due under a mortgage loan, and the amount we, as mortgagee, may realize after a default, is dependent upon the risks associated with real estate investments generally, including:

-    general  or  local  economic  conditions,
-    neighborhood  values,
-    interest  rates,
-    real  estate  tax  rates,
-    operating  expenses  of  the  mortgaged  properties,
-    supply  of  and  demand  for  rental  units,
-    supply  of  and  demand  for  properties,
-    ability  to  obtain  and  maintain  adequate  occupancy  of the properties,
-    zoning  laws,
-    governmental  rules,  regulations  and  fiscal  policies,  and
-    acts  of  God

We have little or no control over these risks. As we expand our mortgage portfolio, we may experience in the future some or all of these risks, which may have a material adverse effect on our business, financial condition and results of operations.

Certain expenditures associated with real estate equity investments, principally real estate taxes and maintenance costs, are not necessarily decreased by events adversely affecting our income from such investments. Therefore, the cost of operating a real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss. The above factors could adversely affect our ability to generate revenues, resulting in reduced levels of profitability.

IF WE ARE REQUIRED TO FORECLOSE ON MORTGAGES, OUR RETURN ON INVESTMENT MAY BE LESS THAN WE EXPECTED.

In the event we are required to foreclose on a mortgage or otherwise pursue our remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us.

OUR BUSINESS IS AFFECTED BY PREVAILING INTEREST RATES AND THE AVAILABILITY OF FUNDS.

The real estate industry in general and the kinds of investments which we make in particular may be affected by prevailing interest rates, the availability of funds and the generally prevailing economic environment. The direction of future interest rates and the willingness of financial institutions to make funds available for real estate financing in the future is difficult to predict. The real property underlying any mortgages that may be acquired with the proceeds of this offering and the properties underlying our present mortgage loans will also be affected by prevailing economic conditions and the same factors associated with the ownership of real property, which may affect the ability to collect rent and the borrower's ability to repay, respectively. We cannot predict what effect, if any, prevailing economic conditions will have on our ability to make mortgage loans or on the operations of the property subject to our investments.

PREPAYMENTS OF MORTGAGE LOANS COULD REDUCE EXPECTED RETURNS ON INVESTMENT.

Although many of our mortgage loans include penalties for prepayment, fluctuating interest rates may provide an incentive for borrowers to prepay their loans. If we are unable to reinvest the proceeds of such prepayments at the same or higher interest rates, our business, financial condition and results of operations may be adversely affected.

ANY DIFFICULTY IN ACCESSING ADDITIONAL CAPITAL MAY PREVENT US FROM ACHIEVING OUR BUSINESS OBJECTIVES.

To the extent that our available working capital reserves are not sufficient to defray expenses and carrying costs which exceed our income, it will be necessary to attempt to borrow such amounts. Any required additional financing may be unavailable on terms favorable to us, or at all. If additional financing is not available when required or is not available on acceptable terms, we may be forced to liquidate certain investments on terms which may not be favorable to us. We may also be unable to take advantage of investment opportunities or respond to competitive pressures.

COMPLIANCE WITH ENVIRONMENTAL LAWS CAN BE COSTLY.

Federal and state statutes impose liability on property owners and operators for the clean-up or removal of hazardous substances found on their property. Courts have extended this liability to lenders who have obtained title to properties through foreclosure or have become involved in managing properties prior to obtaining title. In addition, these statutes allow the government to place liens for environmental liability against the affected properties, which liens are senior in priority to other liens, including mortgages against the properties. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require expenditures by us which may be material. We intend to monitor such laws and take commercially reasonable steps to protect ourselves from the impact of such laws; however, there can be no assurance that we will be fully protected from the impact of such laws.

ITEM  1B.  UNRESOLVED  STAFF  COMMENTS

None

ITEM  2.  PROPERTIES

The Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company's lease expires in March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent.

ITEM  3.  LEGAL  PROCEEDINGS

The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material effect on the Company's business, results of operations or financial condition.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company is a wholly owned subsidiary of the Parent Company, so that there is no market for its stock. The payment of dividends by the Company to the Parent Company is subject to restrictions. The Company cannot declare or pay any dividend or make any distribution on its capital stock (other than dividends or distributions payable in capital stock), or purchase, redeem or otherwise acquire or retire for value, or permit any subsidiary to purchase or otherwise acquire for value, capital stock of the Company, if at the time of such payment, the Company is not in compliance with the indentures under which the Company's debentures were issued. The payment of dividends, if any, will be determined by the Company's Board of Directors and in addition to the restrictions noted above, is dependent upon a number of factors, including the results of operations and financial condition of the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The table below presents selected consolidated financial data for the Company. This data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

------------------------------------------------------------------------------------------------------
                                                            At or For The Year Ended December 31,
                                                       -----------------------------------------------
($in thousands)                                          2005       2004      2003     2002     2001
------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION DATA:
Total assets                                           $115,809   $122,451  $119,578  $97,311  $83,083
Cash and short-term investments                          27,893     17,151    25,772   17,946   16,752
Mortgage loans receivable, net of deferred fees          82,464    100,520    89,307   73,499   62,665
Allowance for mortgage loan losses                          250        332       191      101       18
Subordinated debentures and related interest payable     87,449     97,069    99,402   84,751   72,113
Stockholder's equity                                     26,616     23,527    18,173   11,413    9,847
------------------------------------------------------------------------------------------------------
OPERATIONS DATA:
Interest and fee income                                $ 10,197   $  9,896  $  9,269  $ 8,420  $ 7,625
Servicing agreement income - related party                5,386      4,262     2,343    1,597      463
Gain on early repayment of mortgages                        524        447       260      334      582
Other income                                                 98        207       196      125      106
------------------------------------------------------------------------------------------------------
Total revenues                                           16,205     14,812    12,068   10,476    8,776
------------------------------------------------------------------------------------------------------
Interest on debentures                                    6,305      6,811     6,187    5,483    5,849
Amortization of deferred debenture offering costs         1,065      1,134       953      805      662
(Credit) provision for mortgage loan losses                 (82)       141        90       83       18
General and administrative expenses                       3,172      2,347     1,583    1,332    1,174
------------------------------------------------------------------------------------------------------
Total expenses                                           10,460     10,433     8,813    7,703    7,703
------------------------------------------------------------------------------------------------------
Earnings before income taxes                              5,745      4,379     3,255    2,773    1,073
Provision for income taxes                                2,656      2,025     1,496    1,207      495
------------------------------------------------------------------------------------------------------
Net income                                             $  3,089   $  2,354  $  1,759  $ 1,566  $   578
------------------------------------------------------------------------------------------------------
RATIOS AND OTHER DATA
Ratio of earnings to fixed charges (1)                     1.8x       1.6x      1.5x     1.4x     1.2x
------------------------------------------------------------------------------------------------------

(1) The ratio of earnings to fixed charges has been computed by dividing earnings (before the provision for income taxes and fixed charges) by fixed charges.  Fixed charges consist of interest expense incurred during the period and amortization of deferred debenture offering costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-K.

Intervest Mortgage Corporation's business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to the Bank. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It currently has one active wholly owned subsidiary, Intervest Realty Servicing Corporation, which is engaged in certain mortgage servicing activities. Intervest Mortgage Corporation and its wholly owned subsidiary, Intervest Realty Servicing Corporation are hereafter referred to as the "Company" on a consolidated basis. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

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

The Company's lending activities consist of mortgage loans on real estate properties that mature within approximately three years, including multifamily residential apartment buildings, office buildings, commercial properties and vacant land. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. No mortgage loans have been resold to third parties during the past five years. While the Company has not previously made acquisitions of real property, it may also, from time to time, acquire interests in real property, including fee interests.

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

The Company's profitability is affected by its net interest income, which is the difference between interest income generated from its mortgage loans and the interest expense, inclusive of amortization of offering costs, incurred on its debentures. The Company's profitability is also affected by its noninterest income and expenses, provision for loan losses and income tax expense.
Noninterest income consists of fee income from providing mortgage loan origination services to Intervest National Bank, as well as loan service charges and prepayment income generated from the Company's loan portfolio. Noninterest expense consists mainly of compensation and benefits expense, occupancy expenses, professional fees, insurance expense and other operating expenses.

The Company's profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic conditions in that area also have an impact on the Company's operations. Additionally, terrorist acts and armed conflicts, such as the war on terrorism, may have an adverse impact on economic conditions.

CRITICAL ACCOUNTING POLICIES

An accounting policy is deemed to be "critical" if it is important to a company's results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. The Company believes that the estimates and assumptions used in connection with the amounts reported in its financial statements and related disclosures are reasonable and made in good faith. The Company believes that currently its only significant critical accounting policy relates to the determination of the allowance for loan losses. The allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future losses on loans. The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which could negatively affect the Company's earnings and financial position. For a further discussion of this policy as well as all of the Company's significant accounting policies, see note 1 to the consolidated financial statements included elsewhere in this report.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2005 AND DECEMBER 31, 2004

Total assets at December 31, 2005 decreased to $115,809,000 from $122,451,000 at December 31, 2004. The decrease is the result of the repayment of maturing subordinated debentures and a reduction in mortgage loans outstanding, largely offset by an increase in cash and cash equivalents.

Cash and cash equivalents increased to $27,893,000 at December 31, 2005, from $17,151,000 at December 31, 2004 due primarily to loan payoffs exceeding the originations of new loans in 2005. This increase in cash was partially offset by the use of cash to repay maturing debentures and related accrued interest payable outstanding.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $82,214,000 at December 31, 2005, compared to $100,188,000 at December 31, 2004. The decrease reflected principal repayments of $71,335,000 exceeding new originations of $53,077,000, as well as a corresponding decrease in unearned income and the allowance for loan losses.

At December 31, 2005 and December 31, 2004, one loan with a principal balance of $179,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. This loan is a second mortgage where Intervest National Bank, an affiliated company, holds the first mortgage. The Company's recorded investment in this loan was $181,000 at December 31, 2005 and December 31, 2004. With respect to the loan on nonaccual status at December 31, 2005, the borrower declared bankruptcy and the Bankruptcy Trustee has sold the properties collateralizing the loans. The proceeds of the sale are sufficient to provide for repayment of the Company's recorded investment and the Company is taking appropriate action to obtain the proceeds from the Bankruptcy Trustee. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At December 31, 2005, there was $2,649,000 of loans ninety days past due and still accruing interest because they were well secured and in the process of collection. Such amount represented three loans that are past their maturity dates. In each case, with the agreement of the Company, the borrower continues to make monthly payments of interest and principal. One of these loans, with a principal balance of $1,121,000, was repaid in January 2006. Based upon discussions with the two other borrowers, it is anticipated that the remaining $1,528,000 will be repaid in full or refinanced in the near term. There were no loans ninety days past due and still accruing interest at December 31, 2004.

The allowance for loan losses amounted to $250,000 at December 31, 2005, compared to $332,000 at December 31, 2004. The reduction in the allowance was due to a lower level of mortgage loans outstanding at December 31, 2005 compared to December 31, 2004. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the consolidated financial statements. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Loan fees receivable decreased to $759,000 at December 31, 2005 from $884,000 at December 31, 2004 due to a lower level of mortgage loans outstanding.

Deferred debenture offering costs, net of accumulated amortization, increased to $4,084,000 at December 31, 2005, from $3,271,000 at December 31, 2004. The increase was primarily due to the additional costs associated with the issuance of $26,000,000 of new debentures in 2005 partially offset by normal amortization.

Total liabilities at December 31, 2005 decreased to $89,193,000, from $98,924,000 at December 31, 2004. The decrease primarily reflected a lower level of subordinated debentures and related accrued interest payable.

Subordinated debentures payable decreased to $82,750,000 at December 31, 2005 from $88,850,000 at December 31, 2004. The decrease was due to the following: the repayment at maturity of Series 11/10/98, 5/10/96 and 8/1/01 subordinated debentures in the principal amount of $2,600,000, $10,000,000 and $1,750,000, respectively; the early repayment on August 1, 2005 of Series 10/15/96 subordinated debenture in the principal amount of $5,500,000 due to mature on 10/1/05; the early repayment on August 1, 2005 of $1,250,000 of Series 1/17/02 subordinated debentures due to mature on 10/1/05; the early repayment on September 1, 2005 of Series 4/30/97 subordinated debenture in the principal amount of $8,000,000 due to mature on 10/1/05; the early repayment on December 1, 2005 of $1,250,000 of Series 9/18/00 subordinated debentures due to mature on 1/1/06; and the early repayment on December 1, 2005 of Series 8/5/02 subordinated debenture in the principal amount of $1,750,000 due to mature on 1/1/06 These repayments were mostly offset by the issuance of $14,000,000 of Series 3/21/05 debentures and $12,000,000 of Series 8/12/05 debentures.

At December 31, 2005, debenture interest payable at maturity amounted to $4,699,000, compared to $8,219,000 at year-end 2004. The decrease was due to the repayment of interest resulting from the maturity or early redemption of debentures partially offset by the normal accrual of interest on outstanding debentures. Nearly all of the accrued interest payable at December 31, 2005 is due and payable at the maturity of the various debentures.

Stockholder's equity increased to $26,616,000 at December 31, 2005, from $23,527,000 at December 31, 2004, due to net income of $3,089,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND
2004

The Company's net income increased by $735,000 to $3,089,000 in 2005 from $2,354,000 in 2004. The increase was primarily due to a $1,124,000 increase in service agreement income received from Intervest National Bank, a decrease of $506,000 in interest expense on debentures, a $301,000 increase in interest and fee income and a $223,000 decrease in the provision for loan losses, partially offset by a $825,000 increase in general and administrative expenses, and a $631,000 increase in income tax expense.

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2005 and 2004. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

                                                            For the Year Ended December 31,
                                                            -------------------------------
                                                          2005                          2004
                                             -----------------------------  -----------------------------
                                             Average    Interest   Yield/   Average    Interest   Yield/
($in thousands)                              Balance   Inc./Exp.    Rate    Balance   Inc./Exp.    Rate
---------------------------------------------------------------------------------------------------------
                   Assets
Mortgage loans receivable (1)                $ 88,961  $    9,487   10.66%  $102,789  $    9,657    9.40%
Short-term investments                         22,418         710    3.16     16,167         239    1.48
---------------------------------------------------------------------------------------------------------
Total interest-earning assets                 111,379  $   10,197    9.15%   118,956  $    9,896    8.32%
---------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,486                          4,551
---------------------------------------------------------------------------------------------------------
Total assets                                 $115,865                       $123,507
---------------------------------------------------------------------------------------------------------

     Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 88,815  $    7,370    8.30%  $100,022  $    7,945    7.94%
Noninterest-bearing liabilities                 2,070                          2,486
Stockholders' equity                           24,980                         20,999
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity.  $115,865                       $123,507
---------------------------------------------------------------------------------------------------------
Net interest income                                    $    2,827                     $    1,951
---------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin.          $ 22,564                2.54%  $ 18,934                1.64%
---------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.25x                          1.19x
---------------------------------------------------------------------------------------------------------

(1) Mortgage loans receivable include non-performing loans.

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $2,827,000 in 2005, compared to $1,951,000 in 2004. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 2.54% in 2005, from 1.64% in 2004, was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds and an increase in the ratio of total interest-earning assets to total interest-bearing liabilities from 1.19 to 1.25.

The Company's yield on interest-earning assets increased 83 basis points to 9.15% in 2005 due to: the effect of increases in the prime rate on the Company's variable-rate loans indexed to the prime rate, which was 325 basis points higher at December 31, 2005 than it was in the beginning of 2004; and $276,000 of penalty interest received on two loans that were satisfied after maturity whose interest was calculated at the contractual default rate. Occasionally, the default interest rate is imposed when a borrower has not entered into a formal extension for the period between maturity and payoff. The increase in yield on interest earning assets was also due to an increase in the yield on short-term investments. The cost of debentures increased 36 basis points to 8.30% in 2005 largely due to the effect of the increase in the prime rate on floating-rate debentures. These debentures were indexed to the JPMorgan Chase Bank prime rate at the beginning of the quarter and therefore had a higher interest rate in the 2005 than in 2004.

Servicing agreement income increased to $5,386,000 in 2005, from $4,262,000 in 2004. The increase of $1,124,000 was the result of increased loan origination services provided to Intervest National Bank.

Gain on early repayment of mortgages increased to $524,000 in 2005, from $447,000 in 2004. The increase of $77,000 was primarily the result of lockout interest payments received in 2005 exceeding lockout interest received in 2004. The Company may receive lockout interest when the borrower prepays a loan prior to the date specified in the mortgage. In such cases the borrower pays interest from the prepayment date through the lockout date.

The Company recorded a $82,000 reduction in the allowance for loan losses in 2005, compared to a $141,000 provision for loan losses in 2004. The reduction in the allowance in 2005 was based upon a decrease in mortgage loans receivable during 2005, compared to an increase in 2004.

General and administrative expenses increased to $3,172,000 in 2005, from $2,347,000 in 2004, largely due to increases in salaries and employee benefits expense, and the commencement of a management fee that is paid by the Company to the Parent Company and which is discussed below. These increases were partially offset by a reduction in rent expense in 2005.

Salaries and employee benefits expense increased $781,000 primarily due to bonuses and salary increases. The Company had 17 full time employees at both December 31, 2005 and December 31, 2004.

Occupancy expenses decreased $92,000 due to expiration of the lease on the space the Company previously occupied at 10 Rockefeller Plaza. These items were partially offset by increased rent on the Company's new larger office space at One Rockefeller Plaza. The Company shares office space under an informal agreement with its Parent Company which leases the entire fourth floor consisting of, approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related commercial rent tax amounted to approximately $36,000 per month in 2005. The lease on the Company's former space expired in September 2004 and the Company's obligation to pay approximately $22,000 per month ended in September 2004.

Beginning in the third quarter of 2004, the Company commenced payment of a management fee to the Parent Company of $37,500 per quarter. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. The management fee for 2005 was $150,000, compared to $75,000 for 2004.

The provision for income taxes amounted to $2,656,000 and $2,025,000 in 2005 and 2004, respectively. The provision represented 46% of pretax income for 2005 and 2004. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

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

                                                           For the Year Ended December 31,
                                                           -------------------------------
                                                          2005                          2004
                                             -----------------------------  -----------------------------
                                             Average    Interest   Yield/   Average    Interest   Yield/
($in thousands)                              Balance   Inc./Exp.    Rate    Balance   Inc./Exp.    Rate
---------------------------------------------------------------------------------------------------------
                    Assets
Mortgage loans receivable (1)                $102,789  $    9,657    9.40%  $ 91,123  $    9,066    9.95%
Short-term investments                         16,167         239    1.48     13,502         203    1.50
---------------------------------------------------------------------------------------------------------
Total interest-earning assets                 118,956  $    9,896    8.32%   104,625  $    9,269    8.86%
---------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,551                          3,659
---------------------------------------------------------------------------------------------------------
Total assets                                 $123,507                       $108,284
---------------------------------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $100,022  $    7,945    7.94%  $ 92,172  $    7,140    7.75%
Noninterest-bearing liabilities                 2,486                          1,858
Stockholders' equity                           20,999                         14,254
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $123,507                       $108,284
---------------------------------------------------------------------------------------------------------
Net interest income                                    $    1,951                     $    2,129
---------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 18,934                1.64%  $ 12,453                2.03%
---------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.19x                          1.13x
---------------------------------------------------------------------------------------------------------

(1) Mortgage loans receivable include non-performing loans.

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

Gain on early repayment of mortgages increased to $447,000 in 2004, from $260,000 in 2003. The increase of $187,000 was the result of an increase in the number of loans that were repaid prior to maturity in 2004 compared to 2003.

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

Occupancy expenses increased $257,000 due to the payment of additional rent on the Company's new office space. The Company shares office space, under an informal agreement, with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related expenses was approximately $35,000 per month in 2004. The lease on the Company's former space expired in September 2004 and the Company's obligation to pay approximately $22,000 per month ended in September 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operations, lending commitments and the repayment of debentures. The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations including servicing fee income from Intervest National Bank. From time to time, the Company also receives capital contributions from the Parent Company. For additional information about the cash flows from the Company's operating, investing and financing activities, see the consolidated statements of cash flows included elsewhere in this report.

The Company has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. In addition, service fee income the Company receives from Intervest National Bank has comprised an increasing percentage of the Company's cash flow as the Bank's mortgage loan portfolio has grown. The Company has a servicing agreement with Intervest National Bank, whereby the Company provides the Bank with mortgage loan origination services and receives a monthly fee that is based on loan origination volumes. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Bank's underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. The services are performed by the Company's personnel and the related expenses are borne by the Company.

The Company's lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 6 to the consolidated financial statements included elsewhere in this report, at December 31, 2005, $82,750,000 in aggregate principal amount of the Company's subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 9.00% per annum and maturities that range from July 1, 2006 to October 1, 2013. In 2005, the Company repaid various debentures for a total of $37,200,000 ($32,100,000 of principal and $5,100,000 of related accrued interest payable), and issued new debentures with an aggregate principal amount of $26,000,000 for net proceeds, after offering costs, of $24,100,000. At December 31, 2005, the Company had $8,762,000 of debentures and related accrued interest payable maturing by December 31, 2006, which are expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

The Company contemplates the issuance of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $16,000,000 will be issued in the second quarter of 2006.

OFF-BALANCE SHEET COMMITMENTS

Commitments to extend credit amounted to $9,060,000 at December 31, 2005, of which nearly all will either close or expire in 2006. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

CONTRACTUAL OBLIGATIONS

The table below summarizes the Company's contractual obligations as of December 31, 2005.

                                                          Due In
                                          ----------------------------------------
                                                   2007 and   2009 and   2011 and
($in thousands)                    Total    2006     2008       2010       Later
----------------------------------------------------------------------------------
Subordinated debentures payable.  $82,750  $6,000  $  19,750     26,500     30,500
Debenture interest payable          4,699   2,762      1,124        532        281
----------------------------------------------------------------------------------
                                  $87,449  $8,762  $  20,874  $  27,032  $  30,781
----------------------------------------------------------------------------------

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

The Company has a "floor," or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan's interest rate. This feature reduces the unfavorable effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. However, the Company may nonetheless experience loan prepayments, the amount of which cannot be predicted, and reinvestment risk associated with the resulting proceeds.

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The Company's one-year interest rate sensitivity gap was a positive $94,622,000, or 82% of total assets, at December 31, 2005, compared to a positive $64,025,000, or 52%, at December 31, 2004. The increase was primarily due to the maturity of floating-rate subordinated debentures at April 1, 2005 and an increase in short-term investments.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2005, that is scheduled to mature or reprice within the periods shown.

                                       0-3       4-12     Over 1-4    Over 4
($in thousands)                     Months     Months        Years     Years     Total
----------------------------------------------------------------------------------------
Floating-rate loans (1)            $ 72,178   $     -   $       -   $      -   $ 72,178
Fixed-rate loans (1)                  1,517     3,305       3,376      2,898     11,096
----------------------------------------------------------------------------------------
Total loans                          73,695     3,305       3,376      2,898     83,274
Short-term investments               26,384         -           -          -     26,384
----------------------------------------------------------------------------------------
Total rate-sensitive assets        $100,079   $ 3,305   $   3,376   $  2,898   $109,658
----------------------------------------------------------------------------------------

Debentures payable (1)             $      -   $ 6,000   $  33,250   $ 43,500   $ 82,750
Accrued interest on debentures        1,224     1,538       1,414        523      4,699
----------------------------------------------------------------------------------------
Total rate-sensitive liabilities   $  1,224   $ 7,538   $  34,664   $ 44,023   $ 87,449
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
GAP (repricing differences)        $ 98,855   $(4,233)  $ (31,288)  $(41,125)  $ 22,209
----------------------------------------------------------------------------------------
Cumulative GAP                     $ 98,855   $94,622   $  63,334   $ 22,209   $ 22,209
----------------------------------------------------------------------------------------
Cumulative GAP to total assets         85.4%     81.7%       54.7%      19.2%      19.2%
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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2005 and 2004, which reflect changes in market prices and rates, can be found in note to the consolidated financial statements.

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

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

FINANCIAL  STATEMENTS

The following consolidated financial statements of the Company are included herein:

-  Report  of  Independent  Registered  Public  Accounting  Firm  (PAGE  27)
-  Consolidated  Balance  Sheets  at  December  31,  2005  and  2004  (PAGE  28)
- Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003 (PAGE 29)
- Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003 (PAGE 30)
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003 (PAGE 31)
-  Notes  to  the  Consolidated  Financial  Statements  (PAGES  32  TO  44)
-  Schedule  IV  -  Mortgage  Loans  on  Real  Estate  (PAGES  45  AND  46)

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholder
Intervest Mortgage Corporation
New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Mortgage Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

/s/  Hacker, Johnson & Smith PA., PC
------------------------------------


Hacker, Johnson & Smith PA., PC
Tampa, Florida
February 3, 2006

                         INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                                                                AT DECEMBER 31,
                                                                              ------------------
($in thousands)                                                                 2005      2004
------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                          $  1,509  $  6,160
Short-term investments                                                          26,384    10,991
                                                                              ------------------
    Total cash and cash equivalents                                             27,893    17,151
Mortgage loans receivable
  (net of unearned fees and discounts and allowance for loan losses)            82,214   100,188
Accrued interest receivable                                                        467       497
Loan fees receivable                                                               759       884
Fixed assets, net                                                                   64        88
Deferred debenture offering costs, net                                           4,084     3,271
Other assets                                                                       328       372
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $115,809  $122,451
================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                 $  1,070  $  1,644
Subordinated debentures payable                                                 82,750    88,850
Debenture interest payable at maturity                                           4,699     8,219
Other liabilities                                                                  674       211
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                               89,193    98,924
------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 12 and 13)

STOCKHOLDER'S EQUITY
Class A common stock
  (no par value, 200 shares authorized, 100 shares issued and outstanding)       2,100     2,100
Class B common stock (no par value, 100 shares authorized, none issued)              -         -
Additional paid-in-capital                                                      11,510    11,510
Retained earnings                                                               13,006     9,917
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                      26,616    23,527
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $115,809  $122,451
================================================================================================

See accompanying notes to consolidated financial statements.

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                                                          YEAR ENDED DECEMBER 31,
                                                    -------------------------------
($in thousands)                                        2005       2004       2003
-----------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                $   9,487   $   9,657  $  9,066
Interest income on short-term investments                 710         239       203
                                                    -------------------------------
   Total interest and fee income                       10,197       9,896     9,269
Servicing agreement income - related party              5,386       4,262     2,343
Income from the early repayment of mortgage loans         524         447       260
Other income                                               98         207       196
-----------------------------------------------------------------------------------
TOTAL REVENUES                                         16,205      14,812    12,068
-----------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                  6,305       6,811     6,187
Amortization of deferred debenture offering costs.      1,065       1,134       953
(Credit) provision for loan losses                        (82)        141        90
General and administrative                              3,172       2,347     1,583
-----------------------------------------------------------------------------------
TOTAL EXPENSES                                         10,460      10,433     8,813
-----------------------------------------------------------------------------------

Income before income taxes                              5,745       4,379     3,255
Provision for income taxes                              2,656       2,025     1,496
-----------------------------------------------------------------------------------
NET INCOME                                          $   3,089   $   2,354  $  1,759
-----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

              INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                 YEAR ENDED DECEMBER 31,
                                            ------------------------------
($in thousands)                               2005       2004       2003
--------------------------------------------------------------------------
CLASS A COMMON STOCK
--------------------------------------------------------------------------
Balance at beginning and end of year        $   2,100  $   2,100  $  2,100
--------------------------------------------------------------------------

CLASS B COMMON STOCK
--------------------------------------------------------------------------
Balance at beginning and end of year                -          -         -
--------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of year                   11,510      8,510     3,509
Contributions from Parent Company                   -      3,000     5,001
--------------------------------------------------------------------------
Balance at end of year                         11,510     11,510     8,510
--------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of year                    9,917      7,563     5,804
Net income                                      3,089      2,354     1,759
--------------------------------------------------------------------------
Balance at end of year                         13,006      9,917     7,563
--------------------------------------------------------------------------

--------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF YEAR.  $  26,616  $  23,527  $ 18,173
==========================================================================

See accompanying notes to consolidated financial statements.

                            INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------
($in thousands)                                                          2005        2004       2003
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                            $   3,089   $   2,354   $  1,759
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation                                                               29          32         33
  (Credit) provision for loan losses                                        (82)        141         90
  Amortization of deferred debenture offering costs                       1,065       1,134        953
  Amortization of premiums, fees and discounts, net                        (878)     (1,047)      (878)
  Gain on early repayment of mortgage loans receivable                     (524)       (447)      (260)
  Net (decrease) increase in mortgage escrow funds payable                 (574)        (27)     1,011
  Net (decrease) increase in debenture interest payable at maturity.     (3,520)     (3,833)     1,301
  Net change in all other assets and liabilities                          1,862       1,276        878
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         467        (417)     4,887
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                        71,335      61,270     62,209
Originations of mortgage loans receivable                               (53,077)    (72,385)   (78,321)
Net decrease in interest-earning time deposits with banks                     -           -      2,000
Purchases of fixed assets, net                                               (5)        (35)       (52)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      18,253     (11,150)   (14,164)
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs              24,122      19,946     14,752
Principal repayments of debentures                                      (32,100)    (20,000)    (2,650)
Capital contributions from Parent Company                                     -       3,000      5,001
-------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (7,978)      2,946     17,103
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     10,742      (8,621)     7,826

Cash and cash equivalents at beginning of year                           17,151      25,772     17,946

-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 27,893   $  17,151   $ 25,772
=======================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
  Interest                                                            $   9,825   $  10,644   $  4,886
  Income taxes                                                            2,439       2,112      1,817
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1.   DESCRIPTION  OF  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION  OF  BUSINESS

     Intervest Mortgage Corporation and Subsidiary (the "Company") is a wholly owned subsidiary of Intervest Bancshares Corporation (the "Parent Company"). The Company is engaged in the real estate business, including the origination and purchase of real estate mortgage loans. The Company also provides loan origination services to Intervest National Bank, a wholly owned subsidiary of the Parent Company. Officers of the Company are directors of the Company and are also officers, principal shareholders and directors of the Parent Company.

     PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION

     The consolidated financial statements include the accounts of Intervest Mortgage Corporation and its wholly owned subsidiary, Intervest Realty Servicing Corporation. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America.

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

     CASH  EQUIVALENTS

     For purposes of the consolidated statements of cash flows, cash equivalents include short-term investments that have original maturities of three months or less when purchased.

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

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

     ALLOWANCE  FOR  MORTGAGE  LOAN  LOSSES

     The allowance for mortgage loan losses is netted against mortgage loans receivable and is increased by provisions charged to income and decreased by chargeoffs (net of recoveries) or credits to income. The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem mortgage loans receivable and estimates of fair value thereof; historical chargeoffs and recoveries, adverse situations which may affect the borrowers' ability to repay, and management's perception of the current and anticipated economic conditions in the Company's lending areas. In addition, Statement of Financial
     Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan losses is computed related to certain mortgage loans receivable that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired mortgage loans receivable normally consist of mortgage loans receivable on nonaccrual status. Interest income on impaired mortgage loans receivable is recognized on a cash basis. Impairment for commercial real estate and residential mortgage loans receivable is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the observable market price of the loan or the estimated fair value of the loan's collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance, and a charge to the provision for loan losses. The Company will charge off any portion of a recorded investment in a loan that exceeds its fair value of the collateral.

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

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

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

     RECENT  ACCOUNTING  AND  REGULATORY  DEVELOPMENTS


     ACCOUNTING FOR LOAN COMMITMENTS In March 2005, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. Currently, loan commitments that the Company enters into would not be required to be accounted for as derivative instruments under SAB 105.

     ACCOUNTING CHANGES AND ERROR CORRECTIONS. In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

     CERTAIN LOANS AND DEBT SECURITIES ACQUIRED IN A TRANSFER. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans and Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 addresses accounting for differences between

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     contractual cash flows expected to be collected and an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 did not impact the Company's financial condition or result of operations.

2.   MORTGAGE  LOANS  RECEIVABLE

     Mortgage loans receivable are summarized as follows:

                                                                   At December 31, 2005       At December 31, 2004
                                                                -------------------------  --------------------------
          ($in thousands)                                       # of loans     Amount      # of loans      Amount
          -----------------------------------------------------------------------------------------------------------
          Residential multifamily mortgage loans receivable             33        39,375           52  $      52,543
          Commercial real estate mortgage loans receivable              30        36,267           40         38,121
          Land and land development loans receivable                     2         7,632            4         10,868
          -----------------------------------------------------------------------------------------------------------
          Mortgage loans receivable                                     65        83,274           96        101,532
          -----------------------------------------------------------------------------------------------------------
          Deferred loan fees and unamortized discount                               (810)                     (1,012)
          -----------------------------------------------------------------------------------------------------------
          Mortgage loans receivable, net of fees and discount                     82,464                     100,520
          -----------------------------------------------------------------------------------------------------------
          Allowance for mortgage loan losses                                        (250)                       (332)
          -----------------------------------------------------------------------------------------------------------
          Mortgage loans receivable, net                                          82,214               $     100,188
          -----------------------------------------------------------------------------------------------------------

At December 31, 2005, the loan portfolio consisted of $55,044,000 and $28,230,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $11,096,000 of fixed-rate loans and $72,178,000 of adjustable-rate loans. At December 31, 2004, the loan portfolio consisted of $60,265,000 and $41,267,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $28,897,000 of fixed-rate loans and $72,635,000 of adjustable-rate loans.

At December 31, 2005, effective interest rates on mortgages ranged from 5.07% to 16.07%, compared to 5.69% to 17.40% at December 31, 2004. Many of the mortgage loans receivable have an interest rate floor which resets upward along with any increase in the loan's interest rate. This feature reduces the loan's interest rate exposure in periods of declining interest rates.

During 2005, 2004 and 2003, certain mortgages were repaid in full prior to their maturity date. The prepayments resulted in the recognition of unearned fees and discounts associated with such mortgage loans receivable, as well as penalty or lockout interest from the prepayment date through the lockout date and the receipt of prepayment fees in certain cases. For 2005, 2004 and 2003, income associated with the prepayments of mortgages was $524,000, $447,000 and $260,000, respectively.

Credit risk represents the possibility of the Company not recovering amounts due from its borrowers and is significantly related to local economic conditions in the areas the properties are located. Economic

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

2.   MORTGAGE  LOANS  RECEIVABLE,  CONTINUED

     conditions affect the market value of the underlying collateral as well as the levels of rent and occupancy of income-producing properties (such as office buildings, shopping centers and rental and cooperative apartment buildings).

     The geographic distribution of the properties that collateralize the loan portfolio is summarized as follows:

                           At December 31, 2005      At December 31, 2004
                         ------------------------  ------------------------
        ($in thousands)   Amount     % of Total     Amount     % of Total
        -------------------------------------------------------------------
        New York         $  57,545          69.1%  $  86,701          85.4%
        New Jersey           8,703          10.5       8,133           8.0
        Florida              7,737           9.3       2,304           2.3
        Connecticut          5,810           7.0         340           0.3
        Michigan             2,206           2.6           -             -
        Alabama                774           0.9         789           0.8
        Pennsylvania             -             -       1,822           1.8
        Maryland                 -             -         880           0.9
        All other              499           0.6         563           0.5
        -------------------------------------------------------------------
                         $  83,274         100.0%  $ 101,532         100.0%
        -------------------------------------------------------------------

The following table shows scheduled contractual principal repayments of the loan portfolio at December 31, 2005:

        ($in thousands)
        -------------------------------------------------------------------
        Year ended December 31, 2005                                $ 8,891
        Year ended December 31, 2006                                 35,921
        Year ended December 31, 2007                                 23,403
        Year ended December 31, 2008                                  3,583
        Year ended December 31, 2009                                  2,164
        Thereafter                                                    9,312
        -------------------------------------------------------------------
                                                                    $83,274
        -------------------------------------------------------------------

At December 31, 2005, $32,187,000 of mortgage loans receivable with adjustable rates and $6,274,000 of mortgage loans receivable with fixed rates are due after one year. At December 31, 2004, $39,928,000 of mortgage loans receivable with adjustable rates and $14,008,000 of mortgage loans receivable with fixed rates are due after one year.

At December 31, 2005 and December 31, 2004, one loan with a principal balance of $179,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. This loan is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in this loan was $181,000 at December 31, 2005 and December 31, 2004. With respect to the loan on nonaccual status at December 31, 2005, the borrower declared bankruptcy and the Bankruptcy Trustee has sold the properties collateralizing the loans. The proceeds of the sale are sufficient to provide for repayment of the Company's recorded investment and the Company is taking appropriate action to obtain the proceeds from the Bankruptcy Trustee. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At December 31, 2005, there was $2,649,000 of loans ninety days past due and still accruing interest because they were well secured and in the process of collection. Such amount represented three loans that are past their maturity dates. In each case, with the agreement of the Company, the borrower continues to make monthly payments of

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

2.   MORTGAGE  LOANS  RECEIVABLE,  CONTINUED

     interest and principal. One of these loans, with a principal balance of $1,121,000, was repaid in January 2006. Based upon discussions with the two other borrowers, it is anticipated that the remaining $1,528,000 will be repaid in full or refinanced in the near term. There were no loans ninety days past due and still accruing interest at December 31, 2004.

     Interest income that was not recorded on the nonaccrual loan under its contractual terms for year ended December 31, 2005 and 2004 amounted to $23,000 and $15,000, respectively. The average balance of nonaccrual (impaired) loans for 2005 and 2004 was $181,000 and $76,000, respectively. There were no nonaccrual loans for 2003.

3.   ALLOWANCE  FOR  MORTGAGE  LOAN  LOSSES

     Activity in the allowance for mortgage loan losses is summarized as follows:

                                                    For the Year Ended December 31,
                                             -----------------------------------------
        ($in thousands)                            2005           2004           2003
        ------------------------------------------------------------------------------
        Balance at beginning of year         $       332   $        191  $         101
        (Credit) provision for loan losses           (82)           141             90
        ------------------------------------------------------------------------------
        Balance at end of year               $       250   $        332  $         191
        ------------------------------------------------------------------------------

4.   FIXED  ASSETS

     Fixed  assets  are  summarized  as  follows:

                                                                At December 31,
                                                                ---------------
            ($in thousands)                                   2005           2004
            -------------------------------------------------------------------------
            Furniture, fixtures and equipment             $     81         $      82
            Automobile                                          43                43
            -------------------------------------------------------------------------
            Total cost                                         124               125
            -------------------------------------------------------------------------
            Less accumulated deprecation                       (60)              (37)
            -------------------------------------------------------------------------
            Fixed assets, net                              $    64          $     88
            -------------------------------------------------------------------------

5.   DEFERRED  DEBENTURE  OFFERING  COSTS

     Deferred  debenture  offering  costs  are  summarized  as  follows:

                                                          At December 31,
                                                          ---------------
            ($in thousands)                                2005      2004
            ---------------------------------------------------------------
            Deferred debenture offering costs            $ 6,470   $ 7,079
            Less accumulated amortization                 (2,386)   (3,808)
            ---------------------------------------------------------------
            Deferred debenture offering costs, net       $ 4,084   $ 3,271
            ---------------------------------------------------------------

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

6.   SUBORDINATED  DEBENTURES  PAYABLE

     The following table summarizes debenture payable.

                                                                            At December 31,   At December 31,
                                                                            ----------------  ----------------
($in thousands)                                                                   2005              2004
--------------------------------------------------------------------------------------------------------------
Series 05/10/96 - interest at 2% above prime - due April 1, 2005            $              -  $         10,000
Series 10/15/96 - interest at 2% above prime - due October 1, 2005                         -             5,500
Series 04/30/97 - interest at 1% above prime - due October 1, 2005                         -             8,000
Series 11/10/98 - interest at 9% fixed       - due January 1, 2005                         -             2,600
Series 06/28/99 - interest at 9% fixed       - due July 1, 2006                        2,000             2,000
Series 09/18/00 - interest at 8 1/2 % fixed  - due January 1, 2006                         -             1,250
Series 09/18/00 - interest at 9% fixed       - due January 1, 2008                     1,250             1,250
Series 08/01/01 - interest at 7 1/2% fixed   - due April 1, 2005                           -             1,750
Series 08/01/01 - interest at 8% fixed       - due April 1, 2007                       2,750             2,750
Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009                       2,750             2,750
Series 01/17/02 - interest at 7 1/4% fixed   - due October 1, 2005                         -             1,250
Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007                     2,250             2,250
Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009                     2,250             2,250
Series 08/05/02 - interest at 7 1/4% fixed   - due January 1, 2006                         -             1,750
Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008                     3,000             3,000
Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010                     3,000             3,000
Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006                        1,500             1,500
Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008                        3,000             3,000
Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010                        3,000             3,000
Series 07/25/03 - interest at 6 1/2% fixed   - due October 1, 2006                     2,500             2,500
Series 07/25/03 - interest at 6 3/4% fixed   - due October 1, 2008                     3,000             3,000
Series 07/25/03 - interest at 7 % fixed      - due October 1, 2010                     3,000             3,000
Series 11/28/03 - interest at 6 1/4 % fixed  - due April 1, 2007                       2,000             2,000
Series 11/28/03 - interest at 6 1/2% fixed   - due April 1, 2009                       3,500             3,500
Series 11/28/03 - interest at 6 3/4 % fixed  - due April 1, 2011                       4,500             4,500
Series 06/07/04 - interest at 6 1/4 % fixed  - due January 1, 2008                     2,500             2,500
Series 06/07/04 - interest at 6 1/2% fixed   - due January 1, 2010                     4,000             4,000
Series 06/07/04 - interest at 6 3/4 % fixed  - due January 1, 2012                     5,000             5,000
Series 03/21/05 - interest at 6 1/4 % fixed  - due April 1, 2009                       3,000                 -
Series 03/21/05 - interest at 6 1/2% fixed   - due April 1, 2011                       4,500                 -
Series 03/21/05 - interest at 7 % fixed      - due April 1, 2013                       6,500                 -
Series 08/12/05 - interest at 6 1/4 % fixed  - due October 1, 2009                     2,000                 -
Series 08/12/05 - interest at 6 1/2% fixed   - due October 1, 2011                     4,000                 -
Series 08/12/05 - interest at 7 % fixed      - due October 1, 2013                     6,000                 -
--------------------------------------------------------------------------------------------------------------
                                                                            $         82,750  $         88,850
==============================================================================================================

In the table above, prime represents the prime rate of JPMorganChase Bank, which was 7.25% on December 31, 2005 and 5.25% on December 31, 2004.

In April of 2005, the Company issued its Series 3/21/05 debentures in the principal amount of $14,000,000. Net proceeds, after deferred offering costs, amounted to $12,976,000. In September of 2005, the Company issued its Series 8/12/05 debentures in the principal amount of $12,000,000. Net proceeds, after deferred offering costs, amounted to $11,083,000.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

6.   SUBORDINATED  DEBENTURES  PAYABLE,  CONTINUED

  - On January 1, 2005, the Company's Series 11/10/98 debentures matured and were repaid for $2,600,000 of principal and $1,859,000 of accrued interest.
  - On April 1, 2005, the Company's Series 5/10/96 debentures matured and were repaid for $10,000,000 of principal and $ 2,218,000 of accrued interest.
  - On April 1, 2005, the Company's Series 8/1/01 debentures matured and were repaid for $1,750,000 of principal and $84,000 of accrued interest.
  - On August 1, 2005, the Company's Series 10/15/96 debentures due October 1, 2005 were repaid for $5,500,000 of principal and $38,000 of accrued interest.
  - On August 1, 2005, the Company's Series 1/17/02 debentures due October 1, 2005 were repaid for $1,250,000 of principal and $16,000 of accrued interest.
  - On September 1, 2005, the Company's Series 4/30/97 due October 1, 2005 was repaid for $8,000,000 of principal and $97,000 of accrued interest.
  - On December 1, 2005, the Company's Series 9/18/00 due January 1, 2006 was repaid for $1,250,000 of principal and $667,000 of accrued interest.
  - On December 1, 2005, the Company's Series 8/05/02 due January 1, 2006 was repaid for $1,750,000 of principal and $119,000 of accrued interest.

     Interest is paid quarterly on the Company's debentures except for the following: all of Series 6/28/99 and 9/18/00; $590,000 of Series 8/01/01;
     $240,000  of  Series  1/17/02;  $1,130,000 of Series 8/05/02; $1,750,000 of
     Series  11/28/03;  $1,910,000  of  Series  6/7/04 debentures, $1,920,000 of
     Series 3/21/05; and $1,820,000 of Series 8/12/05, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

     The holders of Series 6/28/99, 9/18/00 and 1/17/02 thru 8/12/05 debentures can require the Company, on a first come basis, to repurchase the debentures for face amount plus accrued interest once each year (beginning January 1, 2006 for Series 8/05/02, July 1, 2006 for Series 1/21/03,
     October  1,  2006  for Series 7/25/03, January 1, 2007 for Series 11/28/03,
     January 1, 2008 for Series 6/7/04, April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05) provided, however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

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

     The Company contemplates the issuance of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $16,000,000 will be issued in the second quarter of 2006.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

6.   SUBORDINATED  DEBENTURES  PAYABLE,  CONTINUED

     Scheduled contractual maturities of debentures as of December 31, 2005 are summarized as follows:

          ($in thousands)                 Principal   Accrued Interest
          --------------------------------------------------------------
          Year ending December 31, 2006   $    6,000  $           2,762
          Year ending December 31, 2007        7,000                192
          Year ending December 31, 2008       12,750                932
          Year ending December 31, 2009       13,500                290
          Year ending December 31, 2010       13,000                242
          Thereafter                          30,500                281
          --------------------------------------------------------------
                                          $   82,750  $           4,699
          --------------------------------------------------------------

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

8.   PROFIT  SHARING  PLAN

     The Company sponsors tax-qualified, profit sharing plans in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a period of time. Total cash contributions to the plan for 2005, 2004 and 2003 were $23,000, $18,000 and $13,000, respectively.

9.   RENTAL  EXPENSE

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

     Total rent expense amounted to $435,000 in 2005, $486,000 in 2004 and $242,000 in 2003.

10.  RELATED  PARTY  TRANSACTIONS

     From time to time, the Company participates with Intervest National Bank (a wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $ 7,000,000 participation outstanding with Intervest National Bank at December 31, 2005. There were no participations outstanding at December 31, 2004.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

10.  RELATED  PARTY  TRANSACTIONS,  CONTINUED

     The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank's underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $5,386,000, $4,262,000 and $2,343,000 for the years ended 2005, 2004 and 2003, respectively, in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

     The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $24,857,000 at December 31, 2005, and $9,352,000 at December 31, 2004. The Company received interest income of $403,000, $138,000 and $102,000 for the years ended 2005, 2004 and 2003, respectively, in connection with such deposits. These amounts are included in interest income in the consolidated statements of operations.

     Intervest Securities Corporation, an affiliate, received commissions and fees aggregating $115,000, $119,000 and $77,000 for the years ended 2005, 2004 and 2003 in connection with its participation as a selected dealer in the placement of subordinated debentures of the Company.

     The Company paid fees of $103,000 in 2005, $137,000 in 2004 and $199,000 in 2003 for legal services rendered by a law firm, a partner of which is a director of the Company. The Company paid commissions and fees in connection with the placement of debentures aggregating $925,000 in 2005, $680,000 in 2004 and $531,000 in 2003 to Sage, Rutty & Co., Inc, a
     broker/dealer, a principal of which is a director of the Company. These amounts do not include commissions reallowed by Sage, Rutty & Co., Inc. to other brokers/dealers participating in the placement of the Company's debentures.

     The Company will reimburse the Parent Company for the new leased space as follows: $394,000 in 2006; $394,000 in 2007; $427,000 in 2008; $437,000 in
     2009; $437,000 in 2010 and $1,475,000 thereafter for an aggregate amount of $3,564,000.

     The Company has a management agreement with its Parent, that is reviewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $150,000 to the Parent Company in 2005, compared to $75,000 for the year of 2004. There was no management fee paid in 2003.

     The company has thirty six (36) second mortgages totaling $28,230,000, thirty five (35) of these mortgages, totaling $27,730,000 are loans where Intervest National Bank holds the first mortgage.

11.  INCOME  TAXES

     The Company files consolidated Federal and combined New York State and New York City income tax returns with its Parent Company on a calendar year basis. Income taxes are provided as if the Company filed a separate consolidated tax return with its subsidiary.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

11.  INCOME  TAXES,  CONTINUED

     At December 31, 2005 and 2004, the Company's net deferred tax asset was $312,000 and $362,000, respectively, which is included in other assets on the consolidated balance sheets. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available evidence. Management concluded that a valuation allowance was not necessary at any time in 2005, 2004 or 2003.

     Allocation of federal, state and local income taxes between current and deferred portions is as follows:

          ($in thousands)                 Current    Deferred   Total
          ------------------------------------------------------------
          Year Ended December 31, 2005:
            Federal                       $  1,633  $      38   $1,671
            State and Local                    973         12      985
          ------------------------------------------------------------
                                          $  2,606         50   $2,656
          ------------------------------------------------------------
          Year Ended December 31, 2004:
            Federal                       $  1,298  $     (34)  $1,264
            State and Local                    772        (11)     761
          ------------------------------------------------------------
                                          $  2,070  $     (45)  $2,025
          ------------------------------------------------------------
          Year Ended December 31, 2003:
            Federal                       $  1,007  $     (88)  $  919
            State and Local                    605        (28)     577
          ------------------------------------------------------------
                                          $  1,612  $    (116)  $1,496
          ------------------------------------------------------------

     The components of the deferred tax benefit are summarized as follows:

                                                For the Year Ended December 31,
                                                -------------------------------
          ($in thousands)                       2005        2004        2003
          ---------------------------------------------------------------------
          Deferred loan fees and discount.  $     56   $       20   $      (76)
          Allowance for loan losses               38          (65)         (40)
          Depreciation                            11            -            -
          Compensation                           (55)           -            -
          ---------------------------------------------------------------------
                                            $     50   $      (45)  $     (116)
          ---------------------------------------------------------------------

     The tax effects of the temporary differences that give rise to the deferred tax asset are summarized as follows:

                                                                  At December 31,
                                                                  ---------------
          ($in thousands)                                          2005      2004
          -------------------------------------------------------------------------
          Attributable to: Deferred loan fees and discount      $    144  $     199
                           Allowance for loan losses.                114        152
                           Depreciation                                -         11
                           Compensation                               54          -
          -------------------------------------------------------------------------
                                                                $    312  $     362
          -------------------------------------------------------------------------

     Reconciliation between the statutory federal income tax rate and the Company's effective tax rate follows:

                                                       For the Year Ended December 31,
                                                       -------------------------------
($in thousands)                                          2005       2004       2003
--------------------------------------------------------------------------------------
Tax provision at statutory rate                            35.0%      35.0%      34.0%
Increase in taxes resulting from:
  State and local income taxes, net of federal benefit     11.2       11.2       11.9
  All other                                                   -          -        0.1
--------------------------------------------------------------------------------------
                                                           46.2%      46.2%      46.0%
--------------------------------------------------------------------------------------

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

12.  COMMITMENTS  AND  CONTINGENCIES

     The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to extend credit amounted to $9,060,000 at December 31, 2005, nearly all of which will either close or expire in 2006.

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

     The carrying and estimated fair values of the Company's financial instruments are as follows:

                                             At December 31, 2005  At December 31, 2004
                                             --------------------  --------------------
                                             Carrying     Fair     Carrying     Fair
($in thousands)                                Value      Value      Value      Value
---------------------------------------------------------------------------------------
Financial Assets:
  Cash and cash equivalents                  $  27,893  $  27,893  $  17,151  $  17,151
  Mortgage loans receivable, net                82,214     84,062    100,188    102,405
Accrued interest receivable                        467        467        497        497
Financial Liabilities:
  Debentures payable plus accrued interest      87,449     88,961     97,069     98,569
Off balance sheet instruments:
  Commitments to lend                              172        172         32         32
---------------------------------------------------------------------------------------

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

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

                                                  INTERVEST  MORTGAGE CORPORATION
                                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                      AS OF DECEMBER 31, 2005


                               Stated     Final                              Face       Carrying
                              Interest   Maturity  Payment     Prior       Amount of    Amount of        Prepayment Penalty/
Description                     Rate       Date     Terms      Liens       Mortgage     Mortgage           Other Fees(Note)
----------------------------  ---------  --------  -------  ------------  -----------  -----------  ------------------------------
COMMERCIAL FIRST MORTGAGE
-------------------------
  Garage
  ------
    New York, NY                  7.25%  01/01/11  M                          330,000      325,000  Not prepayable until 10/01/
                                                                                                    09, then 1% or 31 days
                                                                                                    interest

  Marina
  ------
    St. Augustine, FL            10.25%  07/01/06  M                        7,000,000    6,802,000  2% of original balance

  Office
  ------
    New City, New York            6.20%  12/08/10  Y                          106,000       89,000  none
    New York, New York            5.00%  OPEN      M                        1,347,000    1,347,000  0.50%
    East Orange, NJ               8.25%  06/01/06  M                        3,000,000    2,981,000  Not prepayable until 03/01/
                                                                                                    06, 1/2% of original balance

  Restaurant
  ----------
    Irondequoint, New York        7.20%  12/01/12  Y                          148,000      125,000  1%
    Jonesboro, Georgia            8.50%  04/01/13  M                          305,000      266,000  none

  Retail
  ------
    Brooklyn, New York            5.25%  08/01/08  M                          506,000      501,000  3% until 8/1/06, 2% until
                                                                                                    8/1/07, 1% until maturity
    Cedarhurst, NY                5.50%  04/01/07  M                          714,000      714,000  Not prepayable until 7/1/06,
                                                                                                    then 1%.
    Farmingdale, New York         9.00%  04/01/07  M                        1,250,000    1,250,000  Not prepayable until 12/1/06,
                                                                                                    then 1% or 31 days interest

  Warehouse
  ---------
    Brooklyn, New York            7.25%  04/01/06  M                        1,404,000    1,402,000  0.50%
    N. Bergen, NJ                 7.00%  07/01/07  M                        1,712,000    1,696,000  2% until 7/1/06, 1%
    Long island, New York        10.75%  09/01/06  M                          786,000      779,000  1%
    Brooklyn, New York           10.75%  OPEN      M                          773,000      773,000  1%

LAND ACQUISITION FIRST MORTGAGES
--------------------------------
  Land
  ----
    New York, New York           10.75%  07/01/06  M                        2,152,000    2,142,000  Not prepayable until 1/1/06,
                                                                                                    then 1% or 31 days interest
    Newton, CT                   11.25%  12/01/05  M                        5,480,000    5,480,000  1% or 31 days interest

RESIDENTIAL FIRST MORTGAGES
---------------------------
  Rental Apartments Building
  --------------------------
    Bronx, New York              12.75%  01/01/11  M                          678,000      678,000  no prepayment permitted
    Bronx, New York              11.00%  06/01/13  M                        1,494,000    1,435,000  no prepayment permitted
    Bronx, New York              13.50%  11/01/13  M                        3,912,000    3,912,000  no prepayment permitted
    New York, New York            8.50%  03/01/06  M                        3,159,000    3,153,000  1%
    Brooklyn, New York            5.75%  08/01/18  M                        2,339,000    2,303,000  2%
    New York, New York            9.75%  01/01/07  M                        2,128,000    2,111,000  Not prepayable until 5/16/06,
                                                                                                    then 1% or 31 days interest
    New York, New York            9.75%  08/01/06  M                          612,000      609,000  1%.
    Detroit, Michigan             8.25%  05/01/06  M                        2,206,000    2,192,000  Not prepayable until 2/1/06,
                                                                                                    then 1% or 31 days interest
    New York, New York            7.75%  04/01/07  M                        1,558,000    1,539,000  Not prepayable until 10/1/06,
                                                                                                    then 1% or 31 days interest
    New York, New York           14.00%  03/01/06  M                        1,495,000    1,490,000  1% or 31 days interest
    New York, New York            9.25%  03/01/06  M                        1,750,000    1,742,000  1/2%
    New York, New York           10.00%  06/01/07  M                        4,500,000    4,416,000  Not prepayable until 1/16/07,
                                                                                                    then 1% or 31 days interest
    Long Beach, New Jersey        7.25%  01/01/07  M                        2,200,000    2,200,000  Not prepayable to 09/01/06,
                                                                                                    then 1% or 31 days interest

COMMERCIAL SECOND MORTGAGE
--------------------------
  Office
  ------
    Tampa, Florida               10.50%  07/01/09  M           3,768,643      280,000      277,000  1%
    Bronx, New York              14.50%  03/01/06  M             712,761      192,000      192,000  1%
    Staten Island, NY             9.25%  05/01/06  M           5,217,927    1,055,000    1,052,000  1% or 31 days interest
    New York, New York           10.75%  07/01/07  M           7,294,554    3,880,000    3,843,000  Not prepayable until 10/1/06,
                                                                                                    then 1%
    New York, New York           12.50%  12/01/06  M           2,770,678      221,000      220,000  1% or 31 days interest
    New York, New York           11.25%  08/01/09  M           2,930,506      850,000      837,000  1%
    Flushing, NY                  8.25%  02/01/08  M           7,000,000    1,996,000    1,961,000  Not prepayable until 2/1/08,
                                                                                                    then 1% or 31 days interest

  Retail
  ------
    New York, New York            8.00%  05/01/06  M           5,753,221    1,901,000    1,897,000  1%
    New Smyrna Beach,             9.00%  OPEN      M           2,661,917      169,000      169,000  1%
    Florida
    Waterbury, CT                10.75%  03/01/09  M             795,730      116,000      115,000  4% 3/1/06, 3% until 3/1/07,
                                                                                                    2% until 3/1/08, 1%
                                                                                                    thereafter
    Alexander City, Alabama      12.25%  07/01/07  M           4,871,655      774,000      772,000  1% or 31days interest

  Warehouse
  ---------
    Long Island City, New        14.50%  01/01/06  M             583,260      744,000      744,000  1% of outstanding balance
    York
    Brooklyn, NY                 10.75%  03/01/09  M           4,390,154      398,000      394,000  4% 3/1/06, 3% until 3/1/07,
                                                                                                    2%  until 3/1/08, 1% or 31
                                                                                                    days interest
    Brooklyn, NY                 10.75%  05/01/06  M           1,067,935      503,000      502,000  1% or 31 days interest
    Queens, New York             10.75%  07/01/06  M           1,068,961    1,847,000    1,838,000  1%
    Brooklyn, New York           10.25%  12/01/06  M           7,387,522    1,958,000    1,941,000  Not payable until 6/1/06,
                                                                                                    then 1% or 31 days interest

RESIDENTIAL SECOND MORTGAGES
----------------------------
  Rental Apartments Building
  --------------------------
    New York, New York           13.25%  OPEN      M             380,430    1,121,000    1,121,000  1%
    New York, New York           14.00%  03/01/07  M             570,507      179,000      178,000  1%
    Bronx, New York              12.50%  07/01/07  M           2,199,494      112,000      111,000  none
    New York, New York           11.50%  09/01/08  M           1,532,264      335,000      332,000  1%
    New York, New York           12.25%  12/01/06  M           2,114,102      288,000      287,000  Not prepayable until 3/1/06,
                                                                                                    1% or 31 days interest
    Yonkers, NY                  11.25%  02/01/09  M             758,632       56,000       55,000  Until 2/1/06 4%, until 2/1/07
                                                                                                    3%, until 2/1/08 2%, until
                                                                                                    maturity 1%
    Jamaica, NY                  11.25%  04/01/07  M           4,740,564      610,000      605,000  Not prepayable until 7/1/06,
                                                                                                    then 1% or 31 days interest
    Waterbury, CT                11.25%  05/01/06  M           1,615,064      214,000      213,000  1%
    Deerfield Beach, Florida      9.75%  05/01/07  M           1,062,783      288,000      286,000  Not prepayable until 8/1/06,
                                                                                                    then 1%
    New York, New York           10.75%  05/01/07  M           1,270,652      290,000      288,000  Not prepayable until 9/1/06,
                                                                                                    then 1%
    Brooklyn, NY                  9.75%  01/01/07  M             846,342      199,000      198,000  1%
    New York, New York           13.00%  01/01/07  M           1,901,934      444,000      441,000  Not prepayable until 5/16/06,
                                                                                                    then 31 days interest
                                                                                                    with max of 13%
    Asbury Park, NJ               9.75%  08/01/07  M           5,406,112    1,791,000    1,777,000  Not prepayable until 11/1/06,
                                                                                                    then 1%
    New York, New York           10.75%  08/01/07  M           2,725,938      266,000      264,000  Until 8/1/06 2%; until
                                                                                                    maturity 1%.
    New York, New York           11.75%  08/01/07  M           2,462,722      781,000      773,000  Until 8/1/06 2%; until
                                                                                                    Maturity 1% or 31 days
                                                                                                    interest.
    New York, New York           10.25%  08/01/06  M             999,167      194,000      193,000  1% or 31 days interest
    Springfield, MA              11.75%  11/01/06  M           4,091,746      193,000      192,000  Not payable until 5/1/06,
                                                                                                    then 1% or 31 days interest
    New York, New York           12.25%  03/01/08  M           5,999,162      747,000      737,000  Until 3/1/06 3%; until 3/1/07
                                                                                                    2%; until maturity 1% or
                                                                                                    31 days interest
    Bronx, New York              14.00%  06/01/06  M          13,672,409    2,737,000    2,715,000  Not prepayable until 6/1/06,
                                                                                                    1% or 31 days interest
    Bronx, New York               7.00%  12/01/07  M           3,500,000      500,000      492,000  2% until 12/1/06, until
                                                                                                    maturity 1%
                                                            ------------  -----------  -----------
                              TOTAL                         $116,125,450  $83,273,000  $82,464,000
                                                            ============  ===========  ===========

     Notes:
     (Y)    Yearly principal and interest payments
     (M)    Monthly principal and interest payments
     Note:  Percentages indicated are on original loan balances unless otherwise stated
     Note:  31 days interest is on original loan balance unless otherwise stated

                                   INTERVEST  MORTGAGE CORPORATION
                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                       AS OF DECEMBER 31, 2005

            The following summary reconciles mortgages receivable at their carrying value

                                                   Year Ending December 31,
                                          -------------------------------------------
                                              2005           2004           2003
                                          -------------  -------------  -------------
Balance at beginning of period            $100,188,000   $ 89,116,000   $ 73,398,000
  Additions during period
    Mortgages originated and acquired       53,077,000     72,385,000     78,321,000

  Deductions during period
    Collections of principal, net of       (71,133,000)   (61,172,000)   (62,513,000)
    amortization of fees and discounts

  Change in allowance for loan losses           82,000       (141,000)       (90,000)

                                          -------------------------------------------
Balance at end of period                  $ 82,214,000   $100,188,000   $ 89,116,000
                                          ===========================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In  2005,  the  Company  replaced  its  independent  accountants with its Parent
Company's independent accounts. There were no disagreements with the prior accountants. The information contained in the Company's reports on Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on November 25, 2005 and December 2, 2005, respectively, is incorporated herein by reference.

ITEM  9A.  CONTROLS  AND  PROCEDURES

The Company's management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005.

ITEM  9B.  OTHER  INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The current Directors, Executive Officers and Other Key Employee of the Company are as follows:

     LAWRENCE  G.  BERGMAN,  age  61,  serves  as a Director, Vice President and
Secretary of the Company and has served in such capacities since 1987. Mr. Bergman received a Bachelor of Science degree and a Master of Engineering (Electrical) degree from Cornell University, and a Master of Science in Engineering and a Ph.D. degree from The Johns Hopkins University. Mr. Bergman is also a Director, Vice-President and Secretary of Intervest Bancshares
Corporation, the Parent Company, and a Director and a member of the Loan Committee of Intervest National Bank and a Director, Vice President and
Secretary of Intervest Securities Corporation, wholly owned subsidiaries of Intervest Bancshares Corporation.

     MICHAEL A. CALLEN, age 65, serves as a Director of the Company, and has served in such capacity since May 1994. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Mr. Callen is President of Avalon Argus Associates, a financial consulting firm since 1996. Mr. Callen was Senior Advisor, The National Commercial Bank, Jeddah, Kingdom of Saudi Arabia from April 1993 to April 1996. He was an independent consultant from January 1992 until June 1993, and an Adjunct Professor at Columbia University Business School during 1992. He was a Director of Citicorp and Citibank and a Sector Executive at Citicorp, responsible for corporate banking activities in North America, Europe and Japan from 1987 to January 1992. Mr. Callen is a Director of Intervest Bancshares Corporation and Intervest National Bank, and also serves as a Director of AMBAC, Inc., a leading provider of financial guarantees to the structured, asset-backed and mortgage-backed securities sectors.

     JEROME DANSKER, age 87, serves as Chairman of the Board of Directors and as Executive Vice President of the Company, and has served in such capacities since June 1996 and November 1993, respectively. Mr. Dansker received a Bachelor of Science degree from the New York University School of Commerce, Accounts and Finance, a law degree from the New York University School of Law, and is admitted to practice as an attorney in the State of New York. Mr. Dansker is Chairman of the Board of directors and Chief Executive Officer of Intervest Bancshares Corporation, the Parent Company. He is also Chairman of the Board of Directors of Intervest National Bank and Chairman of the Board of Directors of Intervest Securities Corporation, wholly owned subsidiaries of Intervest Bancshares Corporation.

     LOWELL S. DANSKER, age 55, serves as Vice Chairman of the Board of Directors and as President and Treasurer of the Company, and has served in such capacities since 2004 and 1987, respectively. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College, a law degree from the University of Akron School of Law, and is admitted to practice as an attorney in New York, Ohio, Florida and the District of Columbia. Mr. Dansker is also Vice Chairman, President and Treasurer of Intervest Bancshares Corporation, the Parent Company, and he is the Vice Chairman of the Board of Directors and Chief Executive Officer of Intervest National Bank and a Vice Chairman of Board of Directors and Chief Executive Officer of Intervest Securities Corporation, wholly owned subsidiaries of Intervest Bancshares Corporation.

     PAUL R. DEROSA, age 64, serves as a Director of the Company, and has served in such capacity since February 2003. Mr. DeRosa received a Bachelor of Arts degree in Economics from Hobart College and a Ph.D degree in Economics from Columbia University. Mr. DeRosa has been a principal of Mt. Lucas Management Corporation, an asset management firm where he is responsible for management of fixed income investments of that firm's Peak Partners Hedge Fund, and has served in that capacity since 1998. He was an Officer of Eastbridge Holdings Inc., a bond and currency trading firm, from 1988 to 1998 and served as its Chief Executive Officer from 1995 to 1998. Mr. DeRosa is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     STEPHEN A. HELMAN, age 66, serves as a Vice President, Assistant Secretary and Director of the Company and has served in such capacities since February 2006 and December 2003, respectively. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman has been an attorney practicing for more than 25 years. Mr. Helman is also a Vice President and Director of Intervest National Bank and a Vice President, Assistant Secretary and Director of Intervest Bancshares Corporation.

     WAYNE F. HOLLY, age 49, serves as a Director of the Company and has served in such capacity since June 1999. Mr. Holly received a Bachelor of Arts degree in Economics from Alfred University. Mr. Holly is Chairman and President of Sage, Rutty & Co., Inc., a member of the Boston Stock Exchange, with offices in Rochester, New York and Canandaigua, New York. Mr. Holly has been an officer and director of Sage, Rutty & Co., Inc. since 1993. Mr. Holly is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     LAWTON SWAN, III, age 63, serves as a Director of the Company, and has served in such capacity since February 2000. Mr. Swan received a Bachelor of Science degree from Florida State University in Business Administration and Insurance. Mr. Swan is President and Chairman of the Board of Interisk

Corporation, a consulting firm specializing in risk management and employee benefit plans, which he founded in 1978. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     THOMAS E. WILLETT, age 58, serves as a Director of the Company, and has served in such capacity since March 1999. Mr. Willett received a Bachelor of Science Degree from the United States Air Force Academy and a law degree from Cornell University School of Law. Mr. Willett has been a partner of Harris Beach LLP, a law firm in Rochester, New York, since 1986 and is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     DAVID J. WILLMOTT, age 67, serves as a Director of the Company, and has served in such capacity since March 1994. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 45 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

     WESLEY T. WOOD, age 62, serves as a Director of the Company, and has served in such capacity since March 1994. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is a director and President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank, an Advisory Board Member of The Center of Direct Marketing at New York University, a member of the Advisory Trustees at Fairfield University in Connecticut, and a Trustee of St. Dominics R.C. Church in Oyster Bay, New York.

     JOHN H. HOFFMANN, age 54, serves as Vice President and Controller of Intervest Mortgage Corporation and has served in such capacities since August 2003 and October 2000, respectively. Mr. Hoffmann received a B.B.A. degree from Susquehanna University and is a Certified Public Accountant. Mr. Hoffmann has over 20 years of banking experience. Prior to joining the Company, Mr. Hoffmann served as Accounting Manager for Smart World Technologies from 1998 to 2000 and Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997.

All of the Directors of the Company have been elected to serve as Directors until the next annual meeting of the Company's shareholders. Each of the officers of the Company has been elected to serve as an officer until the next annual meeting of the Company's Directors.

Jerome Dansker is the father of Lowell S. Dansker. Lawrence G. Bergman is the former son-in-law of Jerome Dansker. Other than as disclosed above, there are no family relationships between any director, executive officer or any person nominated or chosen by the Board of Directors to become a director or executive officer.

CODE OF BUSINESS CONDUCT AND ETHICS. The Company's parent corporation has a written code of business conduct and ethics that also applies to the officers, directors and employees of the Company. A copy of the Code of Ethics is filed as an exhibit to Intervest Bancshares Corporation's Report on Form 10-K for the year ended December 31, 2004, where the document was filed as Exhibit 14.1. A copy of this Code of Conduct will be furnished upon request and without charge to any person. Requests should be directed to the Company at One Rockefeller Plaza, Suite 400, New York, New York 10020, Attention: Secretary.

ITEM  11.  EXECUTIVE  COMPENSATION

The Chairman and Vice Chairman each currently receive a fee of $4,000 for each Board meeting attended and the other directors receives a fee of $1,250 for each meeting attended. The Chairman of a Committee of the Board receives $1,000 for each Committee meeting attended, and other members of such Committees receive $750 per meeting attended.

Mr. Jerome Dansker has an employment agreement with the Company, as amended. Pursuant to the employment agreement, Mr. Dansker serves as the Executive Vice President of the Company. The employment agreement provides for, among other items (i) a salary in the current amount of $223,856, subject to annual increases, pursuant to a formula described in the employment agreement and additional payments of $1,000 per month for each $10,000,000 or part thereof of gross assets of the Company in excess of $110,000,000, which level of gross assets is determined at the end of each month; (ii) an expense account in the current amount of $1,343 per month, subject to increases pursuant to a formula set forth in the agreement; (iii) coverage of all medical and hospitalization expenses of Mr. Dansker and his wife; (iv) distribution amount equal to 50% of Mr. Dansker's monthly salary in the event of Mr. Dansker's death or disability;
(v) unlimited use of a car and driver during the term of the employment agreement and the balance of his lifetime, or Mrs. Dansker's lifetime, if she survives Mr. Dansker; and (vi) an office at the offices of the Company, which Mr. Dansker can use in connection with his duties for the Company and for any other purposes as Mr. Dansker may determine, during the balance of Mr. Dansker's lifetime and after the expiration of the term of the employment agreement. If the Company ceases to maintain offices in Midtown Manhattan, New York City, then the Company will pay Mr. Dansker an amount, as reasonably determined by Mr. Dansker, reflecting the cost of an office and secretarial services in the New York City.

The Company also has an employment agreement with its Vice President and Controller, John H. Hoffmann, with a current annual base salary of $115,000. The agreement is renewable from year to year upon mutual written consent. The agreement provides for expense reimbursements, medical and life insurance benefits, bonuses and other benefits as may be provided by the Board of Directors of the Company. The agreement provides for the payment of base salary through December 31, 2006 and an additional payment of up to six months base salary in the event of a termination without cause. The agreement gives the executive the right, during the one year period following any change in control of the Company, to terminate his employment, in which case he is entitled to receive compensation through December 31, 2006, together with an additional payment of up to six months base salary.

The following table sets forth information concerning all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the three other most highly compensated executive officers for all services rendered in all capacities to the Company and all of its subsidiaries during each of the past three fiscal years.

                                            SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------
                                                                                                Long-Term
                                                    Annual Compensation                       Compensation
                                          -----------------------------------------------------------------------
                                                 Salary                Other Annual
Name and Principal Position               Year   (1)(2)    Bonuses   Compensation(3)      Awards       Pay-Outs
-----------------------------------------------------------------------------------------------------------------
Jerome Dansker,
  Chairman and Executive Vice President   2005  $298,022   $139,750  $              -  $          -  $          -
                                          2004  $314,452   $      -  $              -  $          -  $          -
                                          2003  $239,164   $      -  $              -  $          -  $          -
Lowell S. Dansker,
  Vice Chairman, President and Treasurer  2005  $136,943   $183,400  $          4,032  $          -  $          -
                                          2004  $ 72,980   $      -  $            877  $          -  $          -
                                          2003  $ 19,710   $      -  $            202  $          -  $          -
Lawrence G. Bergman,
  Vice President and Secretary            2005  $204,176   $186,650  $              -  $          -  $          -
                                          2004  $163,500   $      -  $              -  $          -  $          -
                                          2003  $ 96,750   $  7,500  $              -  $          -  $          -
John H. Hoffmann
  Vice President and Controller           2005  $ 98,480   $ 10,000  $          3,112  $          -  $          -
                                          2004  $ 86,862   $  5,000  $          2,507  $          -  $          -
                                          2003  $ 82,500   $  4,000  $          2,475  $          -  $          -
-----------------------------------------------------------------------------------------------------------------


(1)  Includes unused vacation and medical expense reimbursement paid by the Company for Jerome Dansker, and unused vacation reimbursement for Lowell S. Dansker.

(2)  Includes director and committee fees for Jerome Dansker, Lowell S. Dansker and Lawrence G. Bergman.

(3)  Represents matching contributions under the 401(k) plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Intervest Bancshares Corporation, located at One Rockefeller Plaza, Suite 400, New York, New York, owns 100% of the outstanding stock of the Company.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Mr. Wayne F. Holly, who is a director of the Company, also serves as Chairman and President of Sage, Rutty & Co., Inc., which firm has acted as an underwriter or placement agent in connection with the Company's offerings of debentures conducted during fiscal 2005, 2004 and 2003. The Company paid Sage, Rutty and Co., Inc. fees and commissions of $925,000 in 2005, $680,000 in 2004 and $531,000 in 2003. The Company believes that the commissions paid to Sage, Rutty & Co., are comparable to those that would be paid to nonaffiliate for similar services.

Mr. Thomas E. Willett, who is a director of the Company, also is a partner in the law firm of Harris Beach PLLC, which firm has provided legal services to the Company in 2005, 2004 and 2003. Harris Beach PLLC, received fees from the
Company  of  $103,000  in  2005,  $137,000  in  2004  and  $199,000  in  2003.

Intervest Securities Corporation, an affiliate, received commissions and fees aggregating $115,000 in 2005, $119,000 in 2004 and $77,000 in 2003 in connection with  the  placement  of  the  Company's  subordinated  debentures.

The Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company's lease expires March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent. Total rent expense amounted to $435,000 in 2005, $486,000 in 2004 and $242,000 in 2003.

The Company has a servicing agreement with Intervest National Bank to provide origination services to the bank in exchange for a monthly fee that is based on loan origination volumes. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with Intervest National Bank's underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $5,386,000, $4,262,000 and $2,343,000 for 2005, 2004 and 2003,
respectively, in connection with this agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company. As a result of this agreement, origination services for the entire Company are furnished by the same staff.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES. The Company has changed its certifying accountant as disclosed on Reports in Form 8-K dated November 25 and December 2, 2005. Eisner LLP (the former accountant) served as the Company's accountant until November 18, 2005, at which time Hacker, Johnson & Smith PC., PA (the current accountant) was retained by the Company. Hacker, Johnson & Smith PC., PA is the independent registered public accounting firm of Invervest Bancshares Corporation, the Company's Parent Company. The Company's former accountant billed a total of $16,832 and $45,556 for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed during 2005 and 2004. The Company's current accountant billed a total of $30,000 and $10,000 for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004.

TAX FEES. The Company's current accountant billed a total of $2,000 and $2,000 for tax compliance services for the years ended 2005 and 2004.

NON-AUDIT FEES. The Company's former accountant billed a total of $21,774 and $28,044 for non-audit services from the Company's principal accountant during the year ended December 31, 2005 and 2004 principally in connection with the review of the Company's registration statements related to the issuance of subordinated debentures and the delivery of consents related thereto.

OTHER MATTERS. The Audit Committee of the Board of Directors has considered whether the provision of non-audit services as described above is compatible with maintaining the independence of the Company's principal accountant. All of the non audit services rendered by the Company's accountants were approved by the Audit Committee.

Of the time expended by the Company's principal accountant to audit the Company's financial statements for the fiscal year ended December 31, 2005, 100% of such time involved work performed by persons who were the principal accountant's full-time, permanent employees.

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

     (3) EXHIBITS: The following exhibits are filed herein as part of this Form 10-K:

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
----------            ----------------------

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

3.3 Certificate of Amendment to Certificate of Incorporation, dated August 22, 2003, and filed on September 9, 2003, relating to the change of the registrant's name to Intervest Mortgage Corporation, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-105199) declared effective on July 25, 2003.

3.4 By-laws of the Company, incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2004 wherein such document was filed as exhibit 3.4.

4.1 Form of Indenture between the Company and The Bank of New York, as trustee, dated as of June 1, 1996, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-2459), Declared effective on May 10, 1996.

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
----------            ----------------------

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

4.4 Form of Indenture between the Company and the Bank of New York, as trustee, dated as of July 1, 1999, incorporated by reference to the Company's Registration statement in Form S-11 (File No. 333-78135), Declared effective on June 28, 1999

4.5 Indenture between the Company and the Bank of New York, as Trustee, dated December 1, 1998, incorporated by reference to the Company's annual Report on Form 10-K for the year ended December 31, 1998, wherein such document was filed as Exhibit 4.

4.6 Agreements of Resignation, Appointment and Acceptance dated as of April 30, 1992, by and among the Company, First American Bank of Georgia, N.A. and The Bank of New York, incorporated by reference to the Company's annual report on Form 10K for the year ended December 31, 1992 wherein such documents were filed as Exhibit 4.8.

4.7 Indenture between the Company and the Bank of New York, as Trustee, dated September 15, 2000, incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 2000, wherein such document was filed as exhibit 4.16.

4.8 Indenture between the Company and the Bank of New York, as trustee, dated August 1, 2001, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-57324), declared effective September 1, 2001.

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

EXHIBIT NO.           DESCRIPTION OF EXHIBIT
----------            ----------------------

4.13 Indenture between the Company and the Bank of New York, as trustee, dated December 1, 2003, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-109128), declared effective November 28, 2003.

4.14 Form of Indenture between the Company and The Bank of New York dated as of June 1, 2004, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 4.23.

4.15 Form of Indenture between the Company and The Bank of New York dated as of April 1, 2005, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2005, wherein such document is identified as Exhibit 4.0.

4.16 Form of Indenture between the Company and The Bank of New York Incorporated by reference to the Company's registration statement on Form S-11 dated June 14, 2005, wherein such document is identified as Exhibit 4.1.

10.0* Employment Agreement between the Company and Jerome Dansker dated as of July 1, 1995, incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-96662), declared effective on October 18, 1995.

10.1* Amendment to Employment Agreement between the Company and Jerome Dansker dated August 3, 1998, incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998, wherein such document was filed as Exhibit 10.

10.2 Mortgage Servicing Agreement dated April 1, 2002, as supplemented on October 21, 2004 for the purpose of clarification of the intent of the original agreement between the Company and Intervest National Bank, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.1.

10.3* Employment Agreement between the Company and John H. Hoffmann dated as of November 10, 2004, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.2.

10.4* Amendment to Employment Agreement between the Company and Jerome Dansker dated July 1, 2004, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.0.

14.1 Code of Business Conduct, incorporated by reference to the Parent Company's Report on Form 10-K of Intervest Bancshares Corporation for the year ended December 31, 2004, wherein such document is identified as
       Exhibit 14.1.

31.0 Certification of the principal executive and financial officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.0 Certification of the principal executive and financial officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST  MORTGAGE  CORPORATION
(Registrant)

By:  /s/ Lowell S. Dansker                Date:        February 23, 2006
     ------------------------                   ------------------------
     Lowell S. Dansker, Vice Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

CHAIRMAN AND EXECUTIVE VICE PRESIDENT:

By:  /s/ Jerome Dansker                  Date:         February 23, 2006
     ------------------------                  -------------------------
     Jerome Dansker

VICE CHAIRMAN, PRESIDENT AND TREASURER:
(PRINCIPAL EXECUTIVE, FINANCIAL AND ACCOUNTING OFFICER):

By:  /s/ Lowell S. Dansker               Date:         February 23, 2006
     ------------------------                  -------------------------
     Lowell S. Dansker

VICE PRESIDENT, SECRETARY AND DIRECTOR:

By:  /s/ Lawrence G. Bergman             Date:         February 23, 2006
     ------------------------                  -------------------------
     Lawrence G. Bergman

VICE PRESIDENT AND DIRECTOR

By:  /s/ Stephen A. Helman               Date:         February 23, 2006
     ------------------------                  -------------------------
     Stephen A. Helman

DIRECTORS:

By:  /s/ Michael A. Callen               Date:         February 23, 2006
     ------------------------                  -------------------------
     Michael A. Callen

By:  /s/ Paul R. DeRosa                  Date:         February 23, 2006
     ------------------------                  -------------------------
     Paul R. DeRosa

By:  /s/ Wayne F. Holly                  Date:         February 23, 2006
     ------------------------                  -------------------------
     Wayne F. Holly

By:  /s/ Lawton Swan, III                Date:         February 23, 2006
     ------------------------                  -------------------------
     Lawton Swan, III

By:  /s/ Thomas E. Willett               Date:         February 23, 2006
     ------------------------                  -------------------------
     Thomas E. Willett

By:  /s/ David J. Willmott               Date:         February 23, 2006
     ------------------------                  -------------------------
     David J. Willmott

By:  /s/ Wesley T. Wood                  Date:         February 23, 2006
     ------------------------                  -------------------------
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