Form 10-Q
period 2006-03-31
INTERVEST MORTGAGE CORP
filed 2006-05-10
CIK 835955

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
                                                ---------------
                                       or
           ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For The Transition Period From          To
                                             --------    ---------

                       Commission file number. 33-27404-NY
                                               -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                     13-3415815
--------------------------------------    --------------------------------------
    (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                  Identification No.)

                        ONE ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
         ---------------------------------------------------------------
           (Address of principal executive offices including Zip Code)

                                 (212) 218-2800
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes  [_]  No  [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes  [_]  No  [X].

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  [X]  No  [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:
Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X].

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):
Yes  [_]  No  [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of Each Class:                     Shares Outstanding:
     --------------------                     -------------------

     Common Stock, no par value per share     100 shares outstanding as of April
                                              30, 2006
     ------------------------------------     ----------------------------------

================================================================================

                       INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
                                         FORM 10-Q
                                      MARCH 31, 2006
                                     TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                         Page
                                                                                      ----
  ITEM 1.     FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets
      as of March 31, 2006 (Unaudited) and December 31, 2005 . . . . . . . . . . . . .   2

    Condensed Consolidated Statements of Income (Unaudited)
      for the three-months ended March 31, 2006 and 2005 . . . . . . . . . . . . . . .   3

    Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
      for the three-months ended March 31, 2006 and 2005 . . . . . . . . . . . . . . .   4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the three-months ended March 31, 2006 and 2005 . . . . . . . . . . . . . . .   5

    Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . . .   6

    Review by Independent Registered Public Accounting Firm. . . . . . . . . . . . . .  11

    Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . .  12

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . .  13

  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . .  20

  ITEM 4.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . .  20

PART II. OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

  ITEM 1A.    RISK FACTORS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

  ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . . . . . .  21

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . .  21

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . .  21

  ITEM 5.     OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

  ITEM 6.     EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21



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

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,    DECEMBER 31,
($ in thousands)                                                                       2006          2005
--------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
ASSETS
Cash                                                                               $      1,444  $       1,509
Short-term investments                                                                   17,678         26,384
                                                                                   ---------------------------
  Total cash and cash equivalents                                                        19,122         27,893
Mortgage loans receivable (net of unearned fees and discounts and allowance
  for loan losses)                                                                       92,691         82,214
Accrued interest receivable                                                                 632            467
Loan fees receivable                                                                        845            759
Fixed assets, net                                                                            58             64
Deferred debenture offering costs, net                                                    3,829          4,084
Other assets                                                                                398            328
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $    117,575  $     115,809
==============================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                      $      1,142  $       1,070
Subordinated debentures payable                                                          82,750         82,750
Debenture interest payable at maturity                                                    4,998          4,699
Other liabilities                                                                         1,240            674
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        90,130         89,193
--------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and
  outstanding)                                                                            2,100          2,100
Class B common stock (no par value, 100 shares authorized, none issued)                       -              -
Additional paid-in-capital                                                               11,510         11,510
Retained earnings                                                                        13,835         13,006
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                               27,445         26,616
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $    117,575  $     115,809
==============================================================================================================
     See accompanying notes to condensed consolidated financial statements.

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                QUARTER ENDED
                                                                   MARCH 31,
                                                              ------------------
($ in thousands)                                                2006      2005
--------------------------------------------------------------------------------
REVENUES
Interest and fee income on mortgages                          $  2,407  $  2,289
Interest income on short-term investments                          278       103
                                                              ------------------
  Total interest and fee income                                  2,685     2,392
Servicing agreement income - related party                       1,342     1,332
Gain on early repayment of mortgages                                41        49
Other income                                                        56        21
--------------------------------------------------------------------------------
TOTAL REVENUES                                                   4,124     3,794
--------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                           1,523     1,627
Amortization of deferred debenture offering costs                  259       270
Provision for loan losses                                           32         -
General and administrative                                         769       732
--------------------------------------------------------------------------------
TOTAL EXPENSES                                                   2,583     2,629
--------------------------------------------------------------------------------

Income before income taxes                                       1,541     1,165
Provision for income taxes                                         712       539
--------------------------------------------------------------------------------
NET INCOME                                                    $    829  $    626
================================================================================
     See accompanying notes to condensed consolidated financial statements.

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (Unaudited)


                                                                QUARTER ENDED
                                                                   MARCH 31,
                                                              ------------------
($ in thousands)                                                2006      2005
--------------------------------------------------------------------------------

CLASS A COMMON STOCK
--------------------------------------------------------------------------------
Balance at beginning and end of period                        $  2,100  $  2,100
--------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
--------------------------------------------------------------------------------
Balance at beginning and end of period                          11,510    11,510
--------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                  13,006     9,917
Net income for the period                                          829       626
--------------------------------------------------------------------------------
Balance at end of period                                        13,835    10,543
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF PERIOD                   $ 27,445  $ 24,153
================================================================================
     See accompanying notes to condensed consolidated financial statements.

                       INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                         QUARTER ENDED
                                                                            MARCH 31,
                                                                      --------------------
($ in thousands)                                                        2006       2005
------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                            $    829   $    626
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation                                                               7          7
  Provision for loan losses                                                 32          -
  Amortization of deferred debenture offering costs                        259        270
  Amortization of premiums, fees and discounts, net                       (316)      (217)
  Gain on early repayment of mortgage loans receivable                     (41)       (49)
  Net increase in mortgage escrow funds payable                             72        140
  Net increase (decrease) in debenture interest payable at maturity        299     (1,495)
  Net change in all other assets and liabilities, net                      745        377
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      1,886       (341)
------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                       17,188     16,180
Originations of mortgage loans receivable                              (27,840)    (3,890)
Purchases of net fixed assets                                               (1)
------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                    (10,653)    12,290
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs                 (4)         -
Principal repayments of debentures                                           -     (2,600)
------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                       (4)    (2,600)
------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                    (8,771)     9,349

Cash and cash equivalents at beginning of period                        27,893     17,151

------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 19,122   $ 26,500
==========================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                          $  1,224   $  3,123
    Income taxes                                                           485        176
------------------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

NOTE 1 - GENERAL

The condensed consolidated financial statements of Intervest Mortgage Corporation and Subsidiary (the "Company") in this report have not been audited except for the information derived from the audited Consolidated Balance Sheet as of December 31, 2005. The financial statements in this report should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Intervest Mortgage Corporation's business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to Intervest National Bank ("the Bank"), an affiliated entity. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It has a wholly owned subsidiary, Intervest Realty Servicing Corporation, which is engaged in certain mortgage servicing activities. Intervest Mortgage Corporation and its wholly owned subsidiary, Intervest Realty Servicing Corporation are hereafter referred to as the "Company" on a consolidated basis. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

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

NOTE 2 - MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable are summarized as follows:

                                                           At March 31, 2006     At December 31, 2005
($ in thousands)                                      # of loans      Amount   # of loans      Amount
------------------------------------------------------------------------------------------------------
Residential multifamily mortgage loans receivable             34  $   58,749           33  $   39,375
Commercial real estate mortgage loans receivable              33      28,409           30      36,267
Land and land development loans receivable                     5       6,768            2       7,632
------------------------------------------------------------------------------------------------------
Mortgage loans receivable                                     72      93,926           65      83,274
Deferred loan fees and unamortized discount                             (953)                    (810)
------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net of fees and discount                   92,973                   82,464
Allowance for mortgage loan losses                                      (282)                    (250)
------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net                                    $   92,691               $   82,214
------------------------------------------------------------------------------------------------------

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at March 31, 2006:

          ($ in thousands)
          --------------------------------------------------------------
          For the nine-months ending December 31, 2006           $31,057
          For the year ending December 31, 2007                   39,247
          For the year ending December 31, 2008                   12,433
          For the year ending December 31, 2009                    2,114
          For the year ending December 31, 2010                      106
          Thereafter                                               8,969
          --------------------------------------------------------------
                                                                 $93,926
          --------------------------------------------------------------

At March 31, 2006 and December 31, 2005, one loan with a principal balance of $179,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. This loan is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in this loan was $181,000 at March 31, 2006 and December 31, 2005. With respect to this loan, the borrower declared bankruptcy and the Bankruptcy Trustee has sold the properties collateralizing the loans. The proceeds of the sale are sufficient to provide for repayment of the Company's recorded investment and the Company is taking appropriate action to obtain the proceeds from the Bankruptcy Trustee. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At March 31, 2006, there were $1,505,000 of loans ninety days past due maturity and still accruing interest since they were well secured and in the process of collection. At December 31, 2005, there were $2,649,000 of loans ninety days past due and still accruing interest. The $1,505,000 past due at March 31, 2006 consists of two loans that were past their maturity dates. In each case, with the agreement of the Company, the borrower continues to make monthly payments of interest and principal. In the first quarter of 2006, one loan with a principal balance of $1,121,000, was repaid. Based upon discussions with the two other borrowers, it is anticipated that the remaining $1,505,000 will be repaid in full or refinanced in the near term.

Interest income that was not recorded on the nonaccrual loan under its contractual terms for the first quarter 2006 and 2005 were $6,000 and $5,000 respectively. The average balance of nonaccrual (impaired) loans for the first quarter of 2006 and 2005 was $179,000.

NOTE 3 - ALLOWANCE FOR MORTGAGE LOAN LOSSES

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

                                                 Quarter Ended
                                                    March 31,
                                               ------------------
     ($ in thousands)                            2006      2005
     ------------------------------------------------------------
     Balance at beginning of period            $    250  $    332
     Provision charged to operations                 32         -
     ------------------------------------------------------------
     Balance at end of period                  $    282  $    332
     ------------------------------------------------------------

NOTE 4 - DEFERRED DEBENTURE OFFERING COSTS

Deferred debenture offering costs are summarized as follows:

                                                  At March 31,      At December 31,
       ($ in thousands)                               2006               2005
       -----------------------------------------------------------------------------
       Deferred debenture offering costs        $          6,395   $          6,470
       Less accumulated amortization                      (2,566)            (2,386)
       -----------------------------------------------------------------------------
       Deferred debenture offering costs, net   $          3,829   $          4,084
       -----------------------------------------------------------------------------

NOTE 5 - SUBORDINATED DEBENTURES PAYABLE

The following table summarizes debentures payable.

                                                                            At March 31,   At December 31,
                                                                            ------------   ---------------
     ($ in thousands)                                                               2006              2005
     -----------------------------------------------------------------------------------------------------
     Series 06/28/99 - interest at 9 % fixed      - due July 1, 2006     $         2,000  $          2,000
     Series 09/18/00 - interest at 9 % fixed      - due January 1, 2008            1,250             1,250
     Series 08/01/01 - interest at 8 % fixed      - due April 1, 2007              2,750             2,750
     Series 08/01/01 - interest at 8 1/2% fixed   - due April 1, 2009              2,750             2,750
     Series 01/17/02 - interest at 7 1/2% fixed   - due October 1, 2007            2,250             2,250
     Series 01/17/02 - interest at 7 3/4% fixed   - due October 1, 2009            2,250             2,250
     Series 08/05/02 - interest at 7 1/2% fixed   - due January 1, 2008            3,000             3,000
     Series 08/05/02 - interest at 7 3/4% fixed   - due January 1, 2010            3,000             3,000
     Series 01/21/03 - interest at 6 3/4% fixed   - due July 1, 2006               1,500             1,500
     Series 01/21/03 - interest at 7 % fixed      - due July 1, 2008               3,000             3,000
     Series 01/21/03 - interest at 7 1/4% fixed   - due July 1, 2010               3,000             3,000
     Series 07/25/03 - interest at 6 1/2% fixed   - due October 1, 2006            2,500             2,500
     Series 07/25/03 - interest at 6 3/4% fixed   - due October 1, 2008            3,000             3,000
     Series 07/25/03 - interest at 7 % fixed      - due October 1, 2010            3,000             3,000
     Series 11/28/03 - interest at 6 1/4% fixed   - due April 1, 2007              2,000             2,000
     Series 11/28/03 - interest at 6 1/2% fixed   - due April 1, 2009              3,500             3,500
     Series 11/28/03 - interest at 6 3/4% fixed   - due April 1, 2011              4,500             4,500
     Series 06/07/04 - interest at 6 1/4% fixed   - due January 1, 2008            2,500             2,500
     Series 06/07/04 - interest at 6 1/2% fixed   - due January 1, 2010            4,000             4,000
     Series 06/07/04 - interest at 6 3/4% fixed   - due January 1, 2012            5,000             5,000
     Series 03/21/05 - interest at 6 1/4% fixed   - due April 1, 2009              3,000             3,000
     Series 03/21/05 - interest at 6 1/2% fixed   - due April 1, 2011              4,500             4,500
     Series 03/21/05 - interest at 7 % fixed      - due April 1, 2013              6,500             6,500
     Series 08/12/05 - interest at 6 1/4% fixed   - due October 1, 2009            2,000             2,000
     Series 08/12/05 - interest at 6 1/2% fixed   - due October 1, 2011            4,000             4,000
     Series 08/12/05 - interest at 7 % fixed      - due October 1, 2013            6,000             6,000
     -----------------------------------------------------------------------------------------------------
                                                                         $        82,750  $         82,750
     -----------------------------------------------------------------------------------------------------

- Subsequent to the quarter ended March 31, 2006, the Company's Series 6/28/99 debentures due July 1, 2006 were repaid for $2,000,000 of principal and $1,645,000 of accrued interest.

- Subsequent to the quarter ended March 31, 2006, the Company's Series 1/21/03 debentures due July 1, 2006 were repaid for $1,500,000 of principal and $34,000 of accrued interest.

Interest is paid quarterly on the Company's debentures except for the following: all of Series 9/18/00; $590,000 of Series 8/01/01; $240,000 of Series 1/17/02;
$1,130,000  of  Series  8/05/02;  $1,750,000  of  Series 11/28/03; $1,910,000 of
Series 6/7/04 debentures, $1,920,000 of Series 3/21/05; and $1,820,000 of Series 8/12/05, all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

The holders of Series 9/18/00 and 1/17/02 thru 8/12/05 debentures can require the Company, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning July 1, 2006 for Series 1/21/03, October 1, 2006 for Series 7/25/03, January 1, 2007
for Series 11/28/03, January 1, 2008 for Series 6/7/04, April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05) provided, however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

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

Scheduled contractual maturities of debentures and the related accrued interest as of March 31, 2006 are summarized as follows:

     ($ in thousands)                                   Principal      Accrued Interest
     ----------------------------------------------------------------------------------
     For the nine-months ending December 31, 2006      $    6,000     $           2,834
     For the year ending December 31, 2007                  7,000                   209
     For the year ending December 31, 2008                 12,750                   998
     For the year ending December 31, 2009                 13,500                   325
     For the year ending December 31, 2010                 13,000                   270
     Thereafter                                            30,500                   362
     ----------------------------------------------------------------------------------
                                                       $   82,750     $           4,998
     ----------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $6,904,000 and a $7,000,000 participation outstanding with Intervest National Bank at March 31, 2006 and December 31, 2005, respectively.

The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank's underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $1,342,000 and $1,332,000 for the quarter ended March 31, 2006 and 2005, respectively, in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $15,494,000 at March 31, 2006 and $24,857,000 at December 31, 2005. The Company received interest income of $248,000 and $80,000 from Intervest National Bank for the quarter ended March 31, 2006 and 2005, respectively, in connection with such deposits. These amounts are included in interest income in the condensed consolidated statements of income.

Intervest Securities Corporation, an affiliate, receives commissions and fees in connection with its participation as a selected dealer in the placement of subordinated debentures of the Company. There were no fees paid during the quarters ended March 31, 2006 and 2005.

The Company paid fees of $8,000 and $13,000 for the quarter ended March 31, 2006 and 2005, respectively, for legal services rendered by a law firm, a partner of which is a director of the Company. The Company pays commissions and fees in connection with the placement of debentures to Sage, Rutty & Co., Inc, a broker/dealer, a principal of which is a director of the Company. The Company paid no commissions and fees during the quarters ended March 31, 2006 and 2005, respectively.

The Company will reimburse the Parent Company for the leased space it shares with affiliates as follows: $296,000 for the remaining nine months of 2006; $394,000 in 2007; $426,000 in 2008; $437,000 in 2009; $437, 000 in 2010 and
$1,475,000 thereafter for an aggregate amount of $3,465,000. The Parent Company lease contains operating escalation clauses related to taxes and operating costs based upon various criteria and is accounted for as operating lease, and it expires in March 2014. The Company will pay its proportional share of any such additional expense.

The Company has a management agreement with the Parent Company, that is renewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 and $37,500 to the Parent Company for the quarter ended March 31, 2006 and 2005, respectively.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES AND ERROR CORRECTIONS. In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The adoption of this statement on January 1, 2006 did not impact the Company's financial statements.

ACCOUNTING FOR LOAN COMMITMENTS. In March 2005, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments related to the origination of fixed- and variable-rate mortgage loans that will be held for sale that are required to be accounted for as derivative instruments. Currently, loan commitments that the Company enters into would not be required to be accounted for as derivative instruments under SAB 105.

CONCENTRATION OF CREDIT RISKS. In December 2005, the FASB issued Statement of Position ("SOP") 94-6-1, "Terms of Loan Products That May Give Rise to a Concentration of Credit Risk." This statement addresses the circumstances under which the terms of loan products give rise to a concentration of credit risk and related disclosures and accounting considerations. It is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. SOP 94-6-1 is effective for all periods after December 19, 2005. The adoption of this SOP on January 1, 2006 did not impact the Company's financial statements.

IMPAIRMENT. In November 2005, the FASB issued Staff Position ("FSP") 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which superseded Emerging Issues Task Force Issue ("EITF") 03-1 and related amendments to EITF 03-1. The guidance in FSP 115-1 outlines a three-step model for identifying investment impairments regarding impairment measurement, other-than-temporary impairment evaluation and recognition of other-than-temporary impairment losses and subsequent accounting. The FSP also carries forward the disclosure requirements of EITF 03-1. FSP 115-1 is effective for periods beginning after December 15, 2005. The adoption of this FSP on January 1, 2006 did not impact the Company's financial statements.

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hacker, Johnson & Smith P.A., P.C., the Company's independent registered public accounting firm, has made a review of the condensed consolidated financial statements as of March 31, 2006, and for the three month periods ended March 31, 2006 and 2005 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholder
Intervest Mortgage Corporation


     We have reviewed the condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiary (the "Company") as of March 31, 2006, and the related condensed consolidated statements of income, changes in stockholder's equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005 and the related consolidated statements of income, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated February 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Hacker, Johnson & Smith P.A., P.C.
--------------------------------------
Hacker, Johnson & Smith P.A., P.C.
Tampa, Florida
April 27, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Intervest Mortgage Corporation's business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to Intervest National Bank ("the Bank"), an affiliated entity. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It currently has one active wholly owned subsidiary, Intervest Realty Servicing Corporation, which is engaged in certain mortgage servicing activities. Intervest Mortgage Corporation and its wholly owned subsidiary, Intervest Realty Servicing Corporation is hereafter referred to as the "Company" on a consolidated basis. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

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

The Company's lending activities consist of mortgage loans on real estate properties, including multifamily residential apartment buildings, office buildings, vacant land, marinas, warehouses, shopping centers, restaurants and garages. These loans have an average life of approximately three years. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. However, no mortgage loans have been resold to third parties during the past five years.

Many of the New York residential properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. As such, these properties, are not affected by the general movement of real estate values in the same manner as other income-producing properties. Many of the properties securing the Company's loans are located in sections of the cities in its market areas that are being revitalized or redeveloped.

Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and interest in certain cases. Many of the Company's mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. The Company's income from loan prepayments fluctuates and cannot be predicted. Normally, loan prepayments tend to increase during periods of declining interest rates and tend to decrease during periods of increasing interest rates. However, given the nature and type of the mortgage loans the Company originates, including their short average life, the Company may still experience loan prepayments notwithstanding the effects of movements in interest rates.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

An accounting policy is deemed to be "critical" if it is important to a company's results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. The Company believes that the estimates and assumptions used in connection with the amounts reported in its financial statements and related disclosures are reasonable and made in good faith. The Company believes that currently its only significant critical accounting policy relates to the determination of the allowance for loan losses. The allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future loan charge-offs. The impact of a sudden large charge-off could deplete the allowance and potentially require increased provisions to replenish the allowance, which could negatively affect the Company's earnings and financial position.

For a further discussion of this policy as well as all of the Company's significant accounting policies, see note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005
-------------------------------------------------------------------------

Total assets at March 31, 2006 increased to $117,575,000, from $115,809,000 at December 31, 2005. The increase reflected a $10,477,000 increase in mortgage loans outstanding, partially offset by a $8,771,000 decrease in cash and cash equivalents.

Cash and cash equivalents amounted to $19,122,000 at March 31, 2006, compared to $27,893,000 at December 31, 2005. The decrease is primarily due to a lower level of cash in money market accounts and the investment of funds in mortgage loans.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $92,691,000 at March 31, 2006, compared to $82,214,000 at December 31, 2005. The increase was due to new mortgage loan originations exceeding principal repayments during the period.

At March 31, 2006 and December 31, 2005, one loan with a principal balance of $179,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. This loan is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in this loan was $181,000 at March 31, 2006 and December 31, 2005. With respect to this loan, the borrower declared bankruptcy and the Bankruptcy Trustee has sold the properties collateralizing the loans. The proceeds of the sale are sufficient to provide for repayment of the Company's recorded investment and the Company is taking appropriate action to obtain the proceeds from the Bankruptcy Trustee. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At March 31, 2006, there were $1,505,000 of loans ninety days past due maturity and still accruing interest since they were well secured and in the process of collection. At December 31, 2005, there were $2,649,000 of loans ninety days past due and still accruing interest. The $1,505,000 past due at March 31, 2006 consists of two loans that were past their maturity dates. In each case, with the agreement of the Company, the borrower continues to make monthly payments of interest and principal. In the first quarter of 2006, one loan with a principal balance of $1,121,000, was repaid. Based upon discussions with the two other borrowers, it is anticipated that the remaining $1,505,000 will be repaid in full or refinanced in the near term.

The allowance for loan losses amounted to $282,000 at March 31, 2006, compared to $250,000 at December 31, 2005. The increase in the allowance reflects a higher level of mortgage loans outstanding at March 31, 2006 compared to December 31, 2005. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Accrued interest receivable increased to $632,000 at March 31, 2006 from $467,000 at December 31, 2005 primarily due to the increase in mortgage loans receivable.

Loan fees receivable increased to $845,000 at March 31, 2006 from $759,000 at December 31, 2005 primarily due to the increase in mortgage loans receivable.

Deferred subordinated debenture offering costs, net of accumulated amortization, decreased to $3,829,000 at March 31, 2006, from $4,084,000 at December 31, 2005.
The decrease was due to amortization of offering cost during the period.

Total liabilities at March 31, 2006 increased to $90,130,000, from $89,193,000 at December 31, 2005 principally due to increases in debenture interest payable and income tax payable.

Mortgage escrow funds increased to $1,142,000 at March 31, 2006, from $1,070,000 at December 31, 2005. The increase was primarily due to escrow deposits on increased mortgages loans that were originated during the three-month period ended March 31, 2006. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures outstanding at March 31, 2006 and December 31, 2005 were $82,750,000. There were no pay downs or new debentures issued during the quarter.

Subordinated debentures interest payable increased to $4,998,000 at March 31, 2006, from $4,699,000 at December 31, 2005, primarily due to the accrual of interest on the subordinated debentures outstanding.

Other liabilities increased to $1,240,000 at March 31, 2006, from $674,000 at December 31, 2005. This was primarily caused by income tax payable increasing by $285,000 to $512,000 at March 31, 2006, from $227,000 at December 31, 2005 and
Commitment fees on loans in process increasing $189,000 to $361,000 at March 31, 2006 from $172,000 at December 31, 2005.


COMPARISON  OF  RESULTS  OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2006 AND
--------------------------------------------------------------------------------
2005
----

The Company's net income increased by $203,000 to $829,000 in the first quarter of 2006, from $626,000 for the first quarter of 2005. The increase was primarily due to a $408,000 increase in net interest income, partially offset by a $173,000 increase in income tax expense.

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

                                                             For the Three-Months Ended March 31,
                                                             ------------------------------------
                                                          2006                                 2005
                                             -----------------------------------  -----------------------------------
                                             Average    Interest      Annual      Average    Interest      Annual
($ in thousands)                             Balance    Inc./Exp.  Yield/Rate(2)  Balance    Inc./Exp.  Yield/Rate(2)
----------------------------------------------------------------------------------------------------------------------
                  Assets
Mortgage loans receivable  (1)               $ 83,166  $    2,407         11.74%  $ 95,405  $    2,289          9.73%
Short-term investments                         28,271         278          3.99     18,420         103          2.27
----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 111,437  $    2,685          9.77%   113,825  $    2,392          8.52%
----------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,332                                3,967
----------------------------------------------------------------------------------------------------------------------
Total assets                                 $115,769                             $117,792
----------------------------------------------------------------------------------------------------------------------

     Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 86,750  $    1,782          8.33%  $ 91,907  $    1,897          8.37%
Noninterest-bearing liabilities                 1,982                                2,034
Stockholder's equity                           27,037                               23,851
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $115,769                             $117,792
----------------------------------------------------------------------------------------------------------------------
Net interest income                                    $      903                           $      495
----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 24,687                      3.29%  $ 21,917                      1.76%
----------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.29x                                1.24x
----------------------------------------------------------------------------------------------------------------------

     (1)  Mortgage  loans  receivable  include  non-performing  loans
     (2)  Annualized  yield/rate

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $903,000 in the first quarter of 2006, compared to $495,000 in the first quarter of 2005. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 3.29% in the first quarter of 2006, from 1.76% in the first quarter of 2005 was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds.

The Company's yield on interest-earning assets increased 125 basis points to 9.77% in the first quarter of 2006. The increase in yield on interest earning assets was the result of an increase in the prime rate, which is the index for floating rate mortgage loans. The prime rate was 200 basis points higher at the end of the first quarter of 2006 than it was in the first quarter of 2005. Yield on short-term investments increased primarily due to an increase in rates on commercial paper. The cost of debentures decreased 4 basis points to 8.33% in the first quarter of 2006 mostly due to new fixed rate debentures being issued at slightly lower rates than the rates on variable rate debentures that had been paid off.

Servicing agreement income for the first quarter of 2006 was relatively unchanged from the first quarter of 2005.

Gain on early repayment of mortgages for the first quarter of 2006 was relatively unchanged from the first quarter of 2005.

Other income amounted to $56,000 in the first quarter of 2006, compared to $21,000 in the first quarter of 2005. The increase is primarily due to increases in fees on expired loan commitments.

The Company recorded a $32,000 provision for loan losses in the first quarter of 2006, compared to none in the first quarter of 2005. The increase in the provision was based upon a higher level of mortgage loan receivables outstanding.

General and administrative expenses increased to $769,000 in the first quarter of 2006, from $732,000 in the same period of 2005, due to expenses related to: the internal control requirements of the Sarbanes Oxley Act of 2002 , staff recruitment expense, rent expense and salaries and employee benefits expense.

Commencing January 2006, the Company began to accrue Sarbanes Oxley implementation expenses of $2,500 per month. The Company recorded $7,500 of such fees for the first quarter of 2006, compared to none the in the same period of 2005.

The Company incurred $7,000 of recruitment of staff expense for the first quarter of 2006, compared to none in the same period of 2005.

Rent expenses increased $7,000. The Company shares office space, under an informal agreement, with its Parent Company which leases the entire fourth floor or approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related commercial rent tax amounts to approximately $36,000 per month in 2006.

Salaries and employee benefits expense increased $6,000 primarily due to salary and bonuses paid to executive officers, which was partially offset by a reduction in staff salaries expense due to opening that were not filled until late in the first quarter of 2006. The Company had 20 and 18 full time employees at March 31, 2006 and March 31, 2005, respectively.

The provision for income taxes for the first quarter of 2006 amounted to $712,000, compared to $539,000 in the first quarter of 2005. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operations, lending commitments and the repayment of debentures. The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations including servicing fee income from Intervest National Bank. From time to time, the Company also receives capital contributions from the Parent Company. There have been no capital contributions since August 2004. For additional information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows included elsewhere in this report.

The Company has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. In addition, service fee income the Company receives from Intervest National Bank has comprised an increasing percentage of the Company's cash flow as the Bank's mortgage loan portfolio has grown. The Company has a servicing agreement with Intervest
National Bank, which is described in Note 6 to the condensed consolidated financial statement included elsewhere in this report.

The Company's lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 5 to the condensed consolidated financial statements included elsewhere in this report, at March 31, 2006 and December 31, 2005, $82,750,000 in aggregate principal amount of the Company's subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 9.00% per annum and maturities that range from July 1, 2006 to October 1, 2013. At March 31, 2006, the Company had $16,043,000 of debentures and related accrued interest payable maturing by December 31, 2007. Of this amount $5,118,000 was repaid on May 1, 2006. The remaining debenture expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

The Company has filed a registration statement related to an offering of additional subordinated debentures. It is anticipated that debentures in an aggregate principal amount of up to $16,000,000 will be issued in the second quarter of 2006.

OFF-BALANCE SHEET COMMITMENTS
-----------------------------

Commitments to extend credit amounted to $30,595,000 at March 31, 2006, of which nearly all will either close or expire in 2006. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The Company's one-year interest rate sensitivity gap was a positive $94,636,000, or 81% of total assets at March 31, 2006, which was relatively unchanged from a positive $94,622,000, or 82%, at December 31, 2005.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2006, that are scheduled to mature or reprice within the periods shown.

                                          0-3        4-12    Over 1-4      Over 4
($ in thousands)                       Months      Months       Years       Years       Total
---------------------------------------------------------------------------------------------
Floating-rate loans (1)            $  79,770   $       -   $       -   $       -   $  79,770
Fixed-rate loans (1)                   4,779       1,243       5,413       2,721      14,156
---------------------------------------------------------------------------------------------
Total loans                           84,549       1,243       5,413       2,721      93,926
Short-term investments                17,678           -           -           -      17,678
---------------------------------------------------------------------------------------------
Total rate-sensitive assets        $ 102,227   $   1,243   $   5,413   $   2,721   $ 111,604
---------------------------------------------------------------------------------------------

Debentures payable (1)             $   3,500   $   2,500   $  40,250   $  36,500   $  82,750
Accrued interest on debentures         2,834           -       1,802         362       4,998
---------------------------------------------------------------------------------------------
Total rate-sensitive liabilities   $   6,334   $   2,500   $  42,052   $  36,862   $  87,748
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
GAP (repricing differences)        $  95,893   $  (1,257)  $ (36,639)  $ (34,141)  $  23,856
---------------------------------------------------------------------------------------------
Cumulative GAP                     $  95,893   $  94,636   $  57,997   $  23,856   $  23,856
---------------------------------------------------------------------------------------------
Cumulative GAP to total assets          81.6%       80.5%       49.3%       20.3%       20.3%
---------------------------------------------------------------------------------------------

Significant assumptions used in preparing the preceding gap table follow:

     (1) Floating-rate loans that adjust at specified time are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and subordinated debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis.

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

In this regard, the Company is in the process of documenting and evaluating its internal control over financial reporting in order to satisfy these requirements. The process includes the involvement of internal resources and the retention of outside consultants. This process is designed to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) verify through testing that controls are functioning as documented. To date, the Company has identified certain deficiencies in the design and operating effectiveness of its internal control over financial reporting, and it believes that they have been corrected or are in the process of being corrected. Although this process is not completed, management is not aware of any "significant deficiencies" or "material weaknesses" in the Company's internals control over financial reporting, as defined in applicable SEC rules and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture-issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2005, which reflect changes in market prices and rates, can be found in note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Management actively monitors and manages the Company's interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital. For a further discussion, see the section "Asset and Liability Management."

ITEM 4. CONTROLS AND PROCEDURES

The  Company's  management  evaluated,  with  the participation of its Principal
Executive and Financial Officer(s), the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officer(s) have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to March 31, 2006.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable

ITEM 1A. RISK FACTORS

The Company's business is affected by a number of factors, including but not limited to the impact of: interest rates; loan demand; loan concentrations; loan prepayments; dependence on brokers and other sources for new loan referrals, ability to raise funds for investment; competition; general or local economic conditions; credit risk and the related adequacy of the allowance for loan losses; terrorist acts; natural disasters; armed conflicts; environmental liabilities; regulatory supervision and regulation and costs thereof; dependence on a limited number of key personnel; and voting control held by a limited number of stockholders who are also executive officers and directors.

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company's most recent Form 10-K. There have been no material changes to the Company's risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, wherein such factors are discussed on pages 8 through 14.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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


INTERVEST MORTGAGE CORPORATION


Date:  April 27, 2006       By:  /s/ Lowell S. Dansker
                                     ---------------------------------
                                     Lowell S. Dansker, Vice Chairman, President
                                     and Treasurer (Principal Executive and
                                     Financial Officer)