Form 10-Q
period 2006-06-30
INTERVEST MORTGAGE CORP
filed 2006-08-07
CIK 835955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

        (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
                                                --------------
                                       or
        ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For The Transition Period From ________ To _________

                       Commission file number. 33-27404-NY
                                               -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                NEW YORK                              13-3415815
-------------------------------------   ----------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

                        ONE ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
           -----------------------------------------------------------
          (Address of principal executive offices including Zip Code)

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

Large accelerated filer       Accelerated filer      Non-accelerated filer  X.
                        ---                     ---                        ---

Indicate  by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act): Yes      No  X.
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of Each Class:                       Shares Outstanding:
     --------------------                       -------------------
     Common Stock, no par value per share       100 shares outstanding as of July 31, 2006
     ------------------------------------       ------------------------------------------

                       INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
                                         FORM 10-Q
                                       JUNE 30, 2006
                                     TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                         Page
                                                                                      ----
  ITEM 1.     FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets
      as of June 30, 2006 (Unaudited) and December 31, 2005 . . . . . . . . . . . . .    2

    Condensed Consolidated Statements of Income (Unaudited)
      for the three-months and six-months ended June 30, 2006 and 2005. . . . . . . .    3

    Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
      for the six-months ended June 30, 2006 and 2005 . . . . . . . . . . . . . . . .    4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the six-months ended June 30, 2006 and 2005 . . . . . . . . . . . . . . . .    5

    Notes to Condensed Consolidated Financial Statements (Unaudited). . . . . . . . .    6

    Review by Independent Registered Public Accounting Firm . . . . . . . . . . . . .   11

    Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . .   12

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .   13

  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . .   21

  ITEM 4.     CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . .   21

PART II. OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

  ITEM 1A.    RISK FACTORS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

  ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . . . . .   22

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . .   22

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . .   22

  ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

  ITEM 6.     EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23


PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
--------------------------------------------------------------
Intervest Mortgage Corporation and subsidiary (The Company ) is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------
                                       INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 JUNE 30,     DECEMBER 31,
($in thousands)                                                                                    2006           2005
---------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)     (Audited)
ASSETS
Cash                                                                                           $      1,810  $        1,509
Short-term investments                                                                               12,009          26,384
                                                                                               ----------------------------
  Total cash and cash equivalents                                                                    13,819          27,893
Mortgage loans receivable (net of allowance for loan losses of $306 and $250, respectively)          93,651          82,214
Accrued interest receivable                                                                             561             467
Loan fees receivable                                                                                    989             759
Fixed assets, net                                                                                        51              64
Deferred debenture offering costs, net                                                                3,635           4,084
Other assets                                                                                            355             328
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $    113,061  $      115,809
===========================================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                                  $      1,137  $        1,070
Subordinated debentures payable                                                                      79,250          82,750
Debenture interest payable                                                                            3,587           4,699
Other liabilities                                                                                       518             674
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    84,492          89,193
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)         2,100           2,100
Class B common stock (no par value, 100 shares authorized, none issued)                                   -               -
Additional paid-in-capital                                                                           11,510          11,510
Retained earnings                                                                                    14,959          13,006
---------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                           28,569          26,616
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                     $    113,061  $      115,809
===========================================================================================================================
     See accompanying notes to condensed consolidated financial statements.

                                    INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                                                           THREE-MONTHS  ENDED     SIX-MONTHS  ENDED
                                                                                 JUNE 30,              JUNE 30,
                                                                         --------------------------------------------
($in thousands)                                                               2006        2005       2006        2005
---------------------------------------------------------------------------------------------------------------------

REVENUES
Interest and fee income on mortgages                                     $   2,789  $   2,365   $   5,196  $   4,654
Interest income on short-term investments                                      134        131         412        234
                                                                         --------------------------------------------
  Total interest and fee income                                              2,923      2,496       5,608      4,888
Servicing agreement income - related party                                   1,491      1,302       2,833      2,634
Gain on early repayment of mortgages                                            44        136          85        185
Other income                                                                   111         25         167         46
---------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                               4,569      3,959       8,693      7,753
---------------------------------------------------------------------------------------------------------------------

EXPENSES
Interest on debentures                                                       1,459      1,577       2,982      3,204
Amortization of deferred debenture offering costs                              258        262         517        532
Provision (credit) for loan losses                                              24        (45)         56        (45)
General and administrative                                                     738        838       1,507      1,570
---------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                               2,479      2,632       5,062      5,261
---------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                   2,090      1,327       3,631      2,492
Provision for income taxes                                                     966        614       1,678      1,153
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $   1,124  $     713   $   1,953  $   1,339
=====================================================================================================================
     See accompanying notes to condensed consolidated financial statements.

                         INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                          (Unaudited)

                                                                              SIX-MONTHS ENDED
                                                                                  JUNE 30,
                                                                              ----------------
($in thousands)                                                                2006     2005
----------------------------------------------------------------------------------------------
CLASS A COMMON STOCK
----------------------------------------------------------------------------------------------
Balance at beginning and end of period                                        $ 2,100  $ 2,100
----------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
----------------------------------------------------------------------------------------------
Balance at beginning and end of period                                         11,510   11,510
----------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                                                 13,006    9,917
Net income for the period                                                       1,953    1,339
----------------------------------------------------------------------------------------------
Balance at end of period                                                       14,959   11,256
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF PERIOD                                   $28,569  $24,866
==============================================================================================
     See accompanying notes to condensed consolidated financial statements.

                             INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                    SIX-MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  --------------------
($in thousands)                                                                     2006       2005
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                        $  1,953   $  1,339
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation                                                                          14         14
  Provision for loan losses                                                             56        (45)
  Amortization of deferred debenture offering costs                                    517        532
  Amortization of premiums, fees and discounts, net                                   (647)      (427)
  Gain on early repayment of mortgage loans receivable                                 (85)      (185)
  Net increase (decrease) in mortgage escrow funds payable                              67       (188)
  Net decrease in debenture interest payable                                        (1,112)    (3,336)
  Net change in all other assets and liabilities                                       360        521
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  1,123     (1,775)
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                                   38,395     28,770
Originations of mortgage loans receivable                                          (50,089)   (23,040)
Purchases of  fixed assets, net                                                         (1)        (1)
------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                (11,695)     5,729
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs                             (2)    13,037
Principal repayments of debentures                                                  (3,500)   (14,350)
------------------------------------------------------------------------------------------------------
NET CASH (USED IN) FINANCING ACTIVITIES                                             (3,502)    (1,313)
------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                               (14,074)     2,641

Cash and cash equivalents at beginning of period                                    27,893     17,151

------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 13,819   $ 19,792
======================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                                        $  4,094   $  6,540
  Income taxes                                                                       1,783        948
------------------------------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  1  -  GENERAL

The condensed consolidated financial statements of Intervest Mortgage Corporation and Subsidiary in this report have not been audited except for the information derived from the 2005 audited Consolidated Financial Statements and notes thereto. The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Intervest Mortgage Corporation and its wholly owned subsidiary, Intervest Realty Servicing Corporation are hereafter referred to as the "Company" on a consolidated basis.

The condensed consolidated financial statements include the accounts of Intervest Mortgage Corporation and its wholly owned subsidiary, Intervest Realty Servicing Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company is a wholly owned subsidiary of Intervest Bancshares Corporation (the "Parent Company"). Executive officers of the Company are Directors of the Company and are also executive officers, principal shareholders and Directors of the Parent Company.

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

Mortgage loans receivable are summarized as follows:

                                                       At June 30, 2006     At December 31, 2005
($in thousands)                                       # of loans   Amount   # of loans   Amount
------------------------------------------------------------------------------------------------
Residential multifamily mortgage loans receivable             34  $51,171           33  $39,375
Commercial real estate mortgage loans receivable              30   41,379           30   36,267
Land and land development loans receivable                     3    2,417            2    7,632
------------------------------------------------------------------------------------------------
Mortgage loans receivable                                     67   94,967           65   83,274
Deferred loan fees and unamortized discount                        (1,010)                 (810)
------------------------------------------------------------------------------------------------
Mortgage loans receivable, net of fees and discount                93,957                82,464
Allowance for mortgage loan losses                                   (306)                 (250)
------------------------------------------------------------------------------------------------
Mortgage loans receivable, net                                    $93,651               $82,214
================================================================================================

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  2  -  MORTGAGE LOANS RECEIVABLE, CONTINUED

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at June 30, 2006:

               ($in thousands)
               -----------------------------------------------------
               For the six-months ending December 31, 2006   $26,428
               For the year ending December 31, 2007          39,705
               For the year ending December 31, 2008          12,399
               For the year ending December 31, 2009           7,478
               For the year ending December 31, 2010             106
               Thereafter                                      8,851
               -----------------------------------------------------
                                                             $94,967
               =====================================================

At June 30, 2006 and December 31, 2005, one loan with a principal balance of $179,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. This loan is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in this loan was $181,000 at June 30, 2006 and December 31, 2005. With respect to this loan, the borrower declared bankruptcy and the Bankruptcy Trustee has sold the properties collateralizing the loans. The resulting proceeds serve as collateral and are sufficient to provide for repayment of the Company's recorded investment. The Company is taking appropriate action to obtain the proceeds from the Bankruptcy Trustee. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At June 30, 2006, there was one loan with a balance of $1,332,000 ninety days past due maturity and still accruing interest since it was well secured and in the process of collection. With the agreement of management, the borrower continues to make monthly payments of interest and principal. Based upon discussions with the borrower, it is anticipated that the remaining $1,332,000 will be repaid in full or refinanced in the near term At December 31, 2005, there were $2,649,000 of loans ninety days past due and still accruing interest. In the first quarter of 2006, one loan with a principal balance of $1,121,000 was repaid. In the second quarter, one loan with a principal balance of $165,000 was classified as an on demand loan that is running open. All monthly payments have been made on a timely basis for this loan.

Interest income that was not recorded on the nonaccrual loan under its contractual terms for the quarters and six-months ended June 30, 2006 and 2005 were $7,000, $6,000, $13,000 and $11,000 respectively. The average balance of nonaccrual (impaired) loans for the quarters and the six-months ended June 30, 2006 and 2005 was $179,000.

NOTE  3  -  ALLOWANCE FOR MORTGAGE LOAN LOSSES

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

                                                       Quarter Ended     Six-Months Ended
                                                          June 30,          June 30,
                                                     ------------------------------------
          ($in thousands)                               2006      2005     2006      2005
          -------------------------------------------------------------------------------
          Balance at beginning of period             $   282  $   332   $   250  $   332
          Provision (credit) charged to operations        24      (45)       56      (45)
          -------------------------------------------------------------------------------
          Balance at end of period                   $   306  $   287   $   306  $   287
          ===============================================================================

NOTE  4  -  DEFERRED DEBENTURE OFFERING COSTS

Deferred debenture offering costs are summarized as follows:

                                                       At June 30,     At December 31,
          ($in thousands)                                 2006               2005
          -----------------------------------------------------------------------------
          Deferred debenture offering costs        $          6,459   $          6,470
          Less accumulated amortization                      (2,824)            (2,386)
          -----------------------------------------------------------------------------
          Deferred debenture offering costs, net   $          3,635   $          4,084
          =============================================================================

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  5  -  SUBORDINATED DEBENTURES PAYABLE

The following table summarizes debentures payable.

                                                                                     At June 30,   At December 31,
                                                                                     ------------  ----------------
          ($in thousands)                                                                2006            2005
          ---------------------------------------------------------------------------------------------------------
          Series 06/28/99 - interest at 9% fixed           - due July 1, 2006        $          -  $          2,000
          Series 09/18/00 - interest at 9% fixed           - due January 1, 2008            1,250             1,250
          Series 08/01/01 - interest at 8% fixed           - due April 1, 2007              2,750             2,750
          Series 08/01/01 - interest at 8 1/2% fixed       - due April 1, 2009              2,750             2,750
          Series 01/17/02 - interest at 7 1/2% fixed       - due October 1, 2007            2,250             2,250
          Series 01/17/02 - interest at 7 3/4% fixed       - due October 1, 2009            2,250             2,250
          Series 08/05/02 - interest at 7 1/2% fixed       - due January 1, 2008            3,000             3,000
          Series 08/05/02 - interest at 7 3/4% fixed       - due January 1, 2010            3,000             3,000
          Series 01/21/03 - interest at 6 3/4% fixed       - due July 1, 2006                   -             1,500
          Series 01/21/03 - interest at 7 % fixed          - due July 1, 2008               3,000             3,000
          Series 01/21/03 - interest at 7 1/4% fixed       - due July 1, 2010               3,000             3,000
          Series 07/25/03 - interest at 6 1/2% fixed       - due October 1, 2006            2,500             2,500
          Series 07/25/03 - interest at 6 3/4% fixed       - due October 1, 2008            3,000             3,000
          Series 07/25/03 - interest at 7 % fixed          - due October 1, 2010            3,000             3,000
          Series 11/28/03 - interest at 6 1/4% fixed       - due April 1, 2007              2,000             2,000
          Series 11/28/03 - interest at 6 1/2% fixed       - due April 1, 2009              3,500             3,500
          Series 11/28/03 - interest at 6 3/4% fixed       - due April 1, 2011              4,500             4,500
          Series 06/07/04 - interest at 6 1/4% fixed       - due January 1, 2008            2,500             2,500
          Series 06/07/04 - interest at 6 1/2% fixed       - due January 1, 2010            4,000             4,000
          Series 06/07/04 - interest at 6 3/4% fixed       - due January 1, 2012            5,000             5,000
          Series 03/21/05 - interest at 6 1/4% fixed       - due April 1, 2009              3,000             3,000
          Series 03/21/05 - interest at 6 1/2% fixed       - due April 1, 2011              4,500             4,500
          Series 03/21/05 - interest at 7 % fixed          - due April 1, 2013              6,500             6,500
          Series 08/12/05 - interest at 6 1/4% fixed       - due October 1, 2009            2,000             2,000
          Series 08/12/05 - interest at 6 1/2% fixed       - due October 1, 2011            4,000             4,000
          Series 08/12/05 - interest at 7 % fixed          - due October 1, 2013            6,000             6,000
          ---------------------------------------------------------------------------------------------------------
                                                                                     $     79,250  $         82,750
          =========================================================================================================

- On May 1, 2006, the Company's Series 6/28/99 debentures due July 1, 2006 were repaid for $2,000,000 of principal and $1,645,000 of accrued interest.
- On May 1, 2006, the Company's Series 1/21/03 debentures due July 1, 2006 were repaid for $1,500,000 of principal and $8,000 of accrued interest.

In July 2006, the Company completed a public offering of $16,000,000 aggregate principal amount of Series 6/12/06 debentures, maturing at various times through July 1, 2014 and at fixed rates of interest ranging from 6.5% to 7%. Net proceeds after offering costs amounted to approximately $14,720,000.

Interest is paid quarterly on the Company's debentures except for the following: all of Series 9/18/00; $590,000 of Series 8/01/01; $240,000 of Series 1/17/02;
$1,130,000  of  Series  8/05/02;  $1,750,000  of  Series 11/28/03; $1,910,000 of
Series  6/7/04  debentures,  $1,920,000 of Series 3/21/05;  $1,820,000 of Series
8/12/05, and $2,300,000 of Series 6/12/06 all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

The holders of Series 9/18/00 and 1/17/02 through 8/12/05 debentures can require the Company, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning October 1, 2006 for Series 7/25/03, January 1, 2007 for Series 11/28/03, January 1, 2008 for Series 6/7/04, April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05) provided, however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  5  -  SUBORDINATED DEBENTURES PAYABLE, CONTINUED

The Company's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 3/21/05, 8/12/05 and 6/12/06. Redemptions of Series 3/21/05, 8/12/05 and 6/12/06 debentures would be at a premium of 1% if they occurred prior to October 1, 2006 for the Series 3/21/05, April 1, 2007 for the Series 8/12/05 and January 1, 2008 for the Series 6/12/06 debentures. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities of debentures and the related accrued interest as of June 30, 2006 are summarized as follows:

          ($in thousands)                                   Principal       Accrued Interest
          ----------------------------------------------------------------------------------
          For the six-months ending December 31, 2006   $           2,500  $           1,191
          For the year ending December 31, 2007                     7,000                227
          For the year ending December 31, 2008                    12,750              1,066
          For the year ending December 31, 2009                    13,500                361
          For the year ending December 31, 2010                    13,000                298
          Thereafter                                               30,500                444
          ----------------------------------------------------------------------------------
                                                        $          79,250  $           3,587
          ==================================================================================

NOTE  6  -  RELATED PARTY TRANSACTIONS

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $6,597,000 and a $7,000,000 participation outstanding with Intervest National Bank at June 30, 2006 and December 31, 2005, respectively.

The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank's underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $1,491,000 and $2,833,000 for the quarter and six-months ended June 30, 2006 respectively, and $1,302,000 and $2,634,000 for the quarter and six- months ended June 30, 2005, respectively, in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $9,917,000 at June 30, 2006 and $24,857,000 at December 31, 2005. The Company earned interest income of $102,000 and $351,000 from Intervest National Bank for the quarter and six-months ended June 30, 2006 respectively, and $53,000 and $133,000 for the quarter and six-months ended June 30, 2005, respectively, in connection with such deposits. These amounts are included in interest income in the condensed consolidated statements of income.

Intervest Securities Corporation, an affiliate, receives commissions and fees in connection with its participation as a selected dealer in the placement of subordinated debentures of the Company. There were no fees paid during the quarters and six-months ended June 30, 2006, respectively. These fees aggregated $59,000 for both the quarter and six-months ended June 30, 2005, respectively.

The Company paid fees of $61,000 and $69,000 for the quarter and six-months ended June 30, 2006 respectively, and $13,000 and $34,000 for the quarter and six-months ended June 30, 2005, respectively, for legal services rendered by a law firm, a partner of which is a director of the Company. The Company pays commissions and fees in connection with the placement of debentures to Sage, Rutty & Co., Inc, a broker/dealer, a principal of which is a director of the Company. The Company paid such commissions and fees aggregating $490,000 during the quarter and six-months ended June 30, 2005, respectively. The Company did not pay such commissions during the quarter and six-months ended June 30, 2006.

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  6  -  RELATED  PARTY  TRANSACTIONS,  CONTINUED

The Company will reimburse the Parent Company for the leased space it shares with affiliates as follows: $197,000 for the remaining six-months of 2006; $394,000 in 2007; $426,000 in 2008; $437,000 in 2009; $437, 000 in 2010 and
$1,475,000 thereafter for an aggregate amount of $3,366,000. The Parent Company's lease contains operating escalation clauses related to taxes and operating costs based upon various criteria and is accounted for as an operating lease, and it expires in March 2014. The Company will pay its proportional share of any such additional expense.

The Company has a management agreement with the Parent Company, that is renewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 and $75,000 to the Parent Company for the quarter and six-months ended June 30, 2006 and 2005 respectively.

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

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hacker, Johnson & Smith P.A., P.C., the Company's independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2006, and for the three- and six-month periods ended June 30, 2006 and 2005 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholder
Intervest Mortgage Corporation


      We have reviewed the accompanying condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005 and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the six-months ended June 30, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

      Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005 and the related consolidated statements of income, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated February 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Hacker, Johnson & Smith P.A., P.C.
--------------------------------------
Hacker, Johnson & Smith P.A., P.C.
Tampa, Florida
July 21, 2006

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

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the "Parent Company") owns 100% of the capital stock of the Company. The Company's principal executive officers are also officers, directors and principal shareholders of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns 100% of the outstanding capital stock of Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Plaza, New York, and four full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida) and Intervest Securities Corporation (a broker/dealer that is an NASD member firm also located in Rockefeller Plaza, New York). Intervest Securities Corporation participates as a selected dealer from time to time in the Company's offerings of debentures.

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

The Company's profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. Since the properties underlying the Company's mortgages are concentrated in the New York City area, the economic conditions in that area also have an impact on the Company's operations. Additionally, terrorist acts and armed conflicts, such as the war on terrorism, may have an adverse impact on economic conditions. Economic conditions affect the market value of the mortgaged properties underlying the Company's loans as well as the level of rent and occupancy of income producing properties.

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

For a further discussion of this policy, as well as all of the Company's significant accounting policies, see note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005
------------------------------------------------------------------------

Total assets at June 30, 2006 decreased to $113,061,000, from $115,809,000 at December 31, 2005. The decrease is the result of a reduction in cash used to repay $3,500,000 of subordinated debentures which was partially offset by an increase in retained earnings of $1,953,000. Additionally, a decrease of $14,074,000 in cash and cash equivalents was partially offset by a $10,437,000 increase in mortgage loans outstanding.

Cash and cash equivalents amounted to $13,819,000 at June 30, 2006, compared to $27,893,000 at December 31, 2005. The decrease is primarily due to a lower level of cash in money market accounts which was used to fund an increase in mortgage loans and the repayment of debentures.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $93,651,000 at June 30, 2006, compared to $82,214,000 at December 31, 2005. The increase was due to new mortgage loan originations exceeding principal repayments during the period.

At June 30, 2006 and December 31, 2005, one loan with a principal balance of $179,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. This loan is a second mortgage where Intervest National Bank, an affiliated Company, holds the first mortgage. The Company's recorded investment in this loan was $181,000 at June 30, 2006 and December 31, 2005. With respect to this loan, the borrower declared bankruptcy and the Bankruptcy Trustee has sold the properties collateralizing the loans. The resulting proceeds serve as collateral and are sufficient to provide for repayment of the Company's recorded investment. The Company is taking appropriate action to obtain the proceeds from the Bankruptcy Trustee. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At June 30, 2006, there was one loan with a balance of $1,332,000 ninety days past due maturity and still accruing interest since it was well secured and in the process of collection. With the agreement of management, the borrower continues to make monthly payments of interest and principal. Based upon discussions with the borrower, it is anticipated that the remaining $1,332,000 will be repaid in full or refinanced in the near term At December 31, 2005, there were $2,649,000 of loans ninety days past due and still accruing interest. In the first quarter of 2006, one loan with a principal balance of $1,121,000 was repaid. In the second quarter, one loan with a principal balance of $165,000 was classified as an on demand loan that is running open. All monthly payments have been made on a timely basis for this loan.

The allowance for loan losses amounted to $306,000 at June 30, 2006, compared to $250,000 at December 31, 2005. The increase in the allowance primarily reflects a higher level of mortgage loans outstanding at June 30, 2006 compared to December 31, 2005. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Accrued interest receivable increased to $561,000 at June 30, 2006 from $467,000 at December 31, 2005, primarily due to the increase in mortgage loans receivable.

Loan fees receivable increased to $989,000 at June 30, 2006 from $759,000 at December 31, 2005, primarily due to the increase in mortgage loans receivable.

Deferred subordinated debenture offering costs, net of accumulated amortization, decreased to $3,635,000 at June 30, 2006, from $4,084,000 at December 31, 2005.
The decrease was due to amortization of offering cost during the period.

Total liabilities at June 30, 2006 decreased to $84,492,000, from $89,193,000 at December 31, 2005, principally due to decreases in debentures payable and debenture interest payable.

Mortgage escrow funds increased to $1,137,000 at June 30, 2006, from $1,070,000 at December 31, 2005. The increase was primarily due to escrow deposits on increased mortgages loans that were originated during the six-month period ended June 30, 2006. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures outstanding decreased to $79,250,000 at June 30, 2006, from $82,750,000 at December 31, 2005. The decrease was due to the early repayment on May 1, 2006 of Series 6/28/99 and 1/21/03 subordinated debentures in the principal amount of $2,000,000 and $1,500,000, respectively.

Subordinated debentures interest payable decreased to $3,587,000 at June 30, 2006, from $4,699,000 at December 31, 2005, primarily due to the payment of accrued interest on Series 6/28/99 of $1,645,000 and Series 1/21/03 of $8,000, partially offset by the accrual of interest on the balance of the subordinated debentures outstanding.

Other liabilities decreased to $518,000 at June 30, 2006, from $674,000 at December 31, 2005. This was primarily due to income tax payable decreasing by $78,000 to $149,000 at June 30, 2006, from $227,000 at December 31, 2005 and accrued expenses payable decreasing $78,000 to $124,000 at June 30, 2006 from $202,000 at December 31, 2005. The decrease in accrued expenses payable was primarily due to the payment of accrued bonuses for executive officers.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2006 AND
----------------------------------------------------------------------------
2005
----

The Company's net income increased by $411,000 to $1,124,000 in the second quarter of 2006, from $713,000 for the second quarter of 2005. The increase was primarily due to a $427,000 increase in interest and fee income, $189,000 increase in servicing agreement income and $122,000 decrease in interest on debentures and deferred debenture offering cost expenses, partially offset by a $352,000 increase in income tax expense.

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

                                                             For the Three-Months Ended June 30,
                                                             -----------------------------------
                                                         2006                                 2005
                                             -----------------------------------  -----------------------------------
                                             Average    Interest      Annual      Average    Interest      Annual
($in thousands)                              Balance   Inc./Exp.   Yield/Rate(2)  Balance   Inc./Exp.   Yield/Rate(2)
---------------------------------------------------------------------------------------------------------------------
                   Assets
Mortgage loans receivable  (1)               $ 97,242  $    2,789         11.50%  $ 92,705  $    2,365         10.24%
Short-term investments                         12,268         134          4.38     18,388         131          2.85
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 109,510  $    2,923         10.70%   111,093  $    2,496          9.01%
---------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,314                                4,260
---------------------------------------------------------------------------------------------------------------------
Total assets                                 $113,824                             $115,353
---------------------------------------------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 83,592  $    1,717          8.24%  $ 88,452  $    1,839          8.34%
Noninterest-bearing liabilities                 2,309                                2,326
Stockholder's equity                           27,923                               24,575
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $113,824                             $115,353
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $    1,206                           $      657
---------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 25,918                      4.42%  $ 22,642                      2.37%
---------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.31x                                1.26x
---------------------------------------------------------------------------------------------------------------------

      (1)   Mortgage loans receivable include non-performing loans
      (2)   Annualized yield/rate

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $1,206,000 in the second quarter of 2006, compared to $657,000 in the second quarter of 2005. The increase in net interest income was due to a higher net interest margin, a lower level of debentures and a higher level of mortgage loans outstanding. The increase in the margin to 4.42% in the second quarter of 2006, from 2.37% in the second quarter of 2005 was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds.

The Company's yield on interest-earning assets increased 169 basis points to 10.70% in the second quarter of 2006. The increase in yield on interest-earning assets was the result of: an increase in the amortization of deferred fees, the higher yields on new loans exceeding the yield on loans that were paid off and an increase in the prime rate, which is the index for floating rate mortgage loans. The increase in the amortization of deferred fees was the result of a higher level of fees being generated and amortized in the period prior to and during the three months ended June 30, 2006 compared to same period of 2005. The second quarter 2006 yield was directly impacted by one $7,000,000 loan with a 1% higher than usual origination fee that was amortized during the first six-months of 2006. The prime rate was 200 basis points higher at the end of the second quarter of 2006 than it was in the second quarter of 2005. The yield on short-term investments increased primarily due to an increase in rates on commercial paper. The cost of debentures decreased 10 basis points to 8.24% in the second quarter of 2006 mostly due to new fixed rate debentures being issued at slightly lower rates than the rates on variable rate debentures that had been paid off.

Servicing agreement income increased $189,000 to $1,491,000 in the second quarter of 2006, from $1,302,000 in the same period of 2005 due to an increase in loans originated by our affiliate, Intervest National Bank.

Gain on early repayment of mortgages decreased $92,000 to $44,000 in the second quarter of 2006, from $136,000 in the same period of 2005. Gain on early repayment of mortgages is based on individual loans paying off earlier than the stated maturity. There was less such activity in the second quarter of 2006 than in the same period of 2005.

Other income amounted to $111,000 in the second quarter of 2006, compared to $25,000 in the second quarter of 2005. The increase is primarily due to increases in fees on expired loan commitments.

The Company recorded a $24,000 provision for loan losses in the second quarter of 2006, compared to a $45,000 credit in the second quarter of 2005. The increase in the provision was based upon a higher level of mortgage loan receivables outstanding and a 10 basis points increase in the allowance for second mortgages.

General and administrative expenses decreased to $738,000 in the second quarter of 2006, from $838,000 in the same period of 2005, due primarily to bonus expenses for executive officers in 2005 that did not recur in 2006, partially offset by an increase in staff salaries and an increase in rent expense. The Company had 20 and 17 full time employees at June 30, 2006 and June 30, 2005, respectively.

Rent expenses increased $9,000 primarily due to escalation payments in 2006. The Company shares office space, under an informal agreement, with its Parent Company which leases the entire fourth floor, or approximately 21,500 square feet, of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related commercial rent tax amounts to approximately $36,000 per month in 2006.

The provision for income taxes for the second quarter of 2006 amounted to $966,000, compared to $614,000 in the second quarter of 2005. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2006 AND
------------------------------------------------------------------------------
2005
----

The Company's net income increased by $614,000 to $1,953,000 in the first six-months of 2006, from $1,339,000 for the first six-months of 2005. The increase was primarily due to a $720,000 increase in interest and fee income, a $199,000 increase in servicing agreement income and a $237,000 decrease in debenture interest expense, partially offset by a $100,000 decrease in gain on early repayment of mortgages, a $101,000 increase in provision for loan losses and a $525,000 increase in income tax expense.

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

                                                             For the Six-Months Ended June 30,
                                                             -----------------------------------
                                                         2006                                 2005
                                             -----------------------------------  -----------------------------------
                                             Average    Interest      Annual      Average    Interest      Annual
($in thousands)                              Balance   Inc./Exp.   Yield/Rate(2)  Balance   Inc./Exp.   Yield/Rate(2)
---------------------------------------------------------------------------------------------------------------------
                   Assets
Mortgage loans receivable  (1)               $ 90,243  $    5,196         11.61%  $ 94,047  $    4,654          9.98%
Short-term investments                         20,225         412          4.11     18,404         234          2.56
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 110,468  $    5,608         10.24%   112,451  $    4,888          8.77%
---------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,323                                4,115
---------------------------------------------------------------------------------------------------------------------
Total assets                                 $114,791                             $116,566
---------------------------------------------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 85,162  $    3,499          8.28%  $ 90,170  $    3,736          8.35%
Noninterest-bearing liabilities                 2,146                                2,181
Stockholder's equity                           27,483                               24,215
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $114,791                             $116,566
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $    2,109                           $    1,152
---------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 25,306                      3.85%  $ 22,281                      2.07%
---------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.30x                                1.25x
---------------------------------------------------------------------------------------------------------------------

      (1)   Mortgage loans receivable include non-performing loans
      (2)   Annualized yield/rate

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $2,109,000 in the first six-months of 2006, compared to $1,152,000 in the first six-months of 2005. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 3.85% in the first six-months of 2006, from 2.07% in the first six-months of 2005 was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds.

The Company's yield on interest-earning assets increased 147 basis points to 10.24% in the first six-months of 2006. The increase in yield on interest earning assets was primarily the result of an increase in the prime rate, which is the index for floating rate mortgage loans. The prime rate was 200 basis points higher at the end of the first six-months of 2006 than it was in the first six-months of 2005. The increase in the yield was also caused by an increase in the amortization of deferred fees. The increase in the amortization of deferred fees was the result of a higher level of fees being generated and amortized in the period prior to and during the six- months ended June 30, 2006 versus the same period of 2005. The 2006 yield was directly impacted by one $7,000,000 loan with a 1% higher than usual origination fee that was amortized during the first six-months of 2006. The yield on short-term investments increased primarily due to an increase in rates on commercial paper. The cost of debentures decreased 7 basis points to 8.28% in the first six-months of 2006, mostly due to new fixed rate debentures being issued at slightly lower rates than the rates on variable rate debentures that had been paid off.

Servicing agreement income increased $199,000 to $2,833,000 in the first six-months of 2006, from $2,634,000 in the same period of 2005, due to an increase in loans originated by our affiliate, Intervest National Bank.

Gain on early repayment of mortgages income decreased $100,000 to $85,000 in the first six-months of 2006, from $185,000 in the same period of 2005. Gain on early repayment of mortgages is based on individual loans paying off earlier than the stated maturity. There was less such activity in the six-months of 2006 than in the same period of 2005.

Other income amounted to $167,000 in the first six-months of 2006, compared to $46,000 in the first six-months of 2005. The increase is primarily due to increases in fees on expired loan commitments.

The Company recorded a $56,000 provision for loan losses in the first six-months of 2006, compared to a $45,000 credit in the first six-months of 2005. The increase in the provision was based upon a higher level of mortgage loan receivables outstanding and a 10 basis points increase in the allowance for second mortgages.

General and administrative expenses decreased to $1,507,000 in the first six-months of 2006, from $1,570,000 in the same period of 2005, due primarily to bonus expenses for executive officers in 2005 that did not recur in 2006, partially offset by an increase in staff salaries and an increase in rent expense. The Company had 20 and 17 full time employees at June 30, 2006 and June 30, 2005, respectively.

Rent expenses increased $16,000 primarily due to escalation payments in 2006. The Company shares office space, under an informal agreement, with its Parent Company which leases the entire fourth floor or approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related commercial rent tax amounts to approximately $36,000 per month in 2006.

The provision for income taxes for the first six-months of 2006 amounted to $1,678,000, compared to $1,153,000 in the first six-months of 2005. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

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

The Company has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. In addition, service fee income the Company receives from Intervest National Bank has comprised an increasing percentage of the Company's cash flow as the Bank's mortgage loan portfolio has grown. The Company has a servicing agreement with Intervest
National Bank, which is described in Note 6 to the condensed consolidated financial statements included elsewhere in this report.

The Company's lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 5 to the condensed consolidated financial statements included elsewhere in this report, at June 30, 2006 and December 31, 2005, $79,250,000 and $82,750,000 in aggregate principal amount of the Company's subordinated debentures were outstanding, respectively, with fixed interest rates that range from 6.25% to 9.00% per annum and maturities that range from October 1, 2006 to October 1, 2013. At June 30, 2006, the Company had $10,918,000 of debentures and related accrued interest payable maturing by December 31, 2007. The debentures are expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

In July 2006, the Company completed a public offering of $16,000,000 aggregate principal amount of series 6/12/06 debentures, maturing at various times through July 1, 2014 and at fixed rates of interest ranging from 6.5% to 7%. Net proceeds after offering costs amounted to approximately $14,720,000.

OFF-BALANCE SHEET COMMITMENTS
-----------------------------

Commitments to extend credit amounted to $8,220,000 at June 30, 2006, of which nearly all will either close or expire in 2006. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates for the following reasons. Income associated with interest-earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in market rates. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

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

The Company's one-year interest rate sensitivity gap was a positive $88,690,000, or 78% of total assets at June 30, 2006, which was slightly less than a positive $94,622,000, or 82%, at December 31, 2005.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2006, that are scheduled to mature or reprice within the periods shown.

                                               0-3       4-12     Over 1-4    Over 4
          ($in thousands)                     Months    Months     Years       Years      Total
          ---------------------------------------------------------------------------------------
          Floating-rate loans (1)            $79,058   $     -   $       -   $      -   $ 79,058
          Fixed-rate loans (1)                 1,493     4,737       6,815      2,685     15,730
          ---------------------------------------------------------------------------------------
          Total loans                         80,551     4,737       6,815      2,685     94,788
          Short-term investments              12,009         -           -          -     12,009
          ---------------------------------------------------------------------------------------
          Total rate-sensitive assets        $92,560   $ 4,737   $   6,815   $  2,685   $106,797
          ---------------------------------------------------------------------------------------

          Debentures payable (1)             $     -   $ 7,250   $  35,500   $ 36,500   $ 79,250
          Accrued interest on debentures       1,191       166       1,786        444      3,587
          ---------------------------------------------------------------------------------------
          Total rate-sensitive liabilities   $ 1,191   $ 7,416   $  37,286   $ 36,944   $ 82,837
          ---------------------------------------------------------------------------------------

          ---------------------------------------------------------------------------------------
          GAP (repricing differences)        $91,369   $(2,679)  $ (30,471)  $(34,259)  $ 23,960
          ---------------------------------------------------------------------------------------
          Cumulative GAP                     $91,369   $88,690   $  58,219   $ 23,960   $ 23,960
          ---------------------------------------------------------------------------------------
          Cumulative GAP to total assets        80.8%     78.4%       51.5%      21.2%      21.2%
          ---------------------------------------------------------------------------------------

Significant assumptions used in preparing the preceding gap table follow:

(1) Floating-rate loans that adjust at specified time are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and subordinated debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis. Non performing loans and the effect of prepayments are excluded from this analysis.

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

Beginning with the Company's annual report for the year ending December 31, 2007, the Company will have to include in its annual report on Form 10-K filed with the Securities and Exchange Commission a report of management's assessment regarding the Company's internal controls over financial reporting in accordance with the above requirements. Since the Company's Parent Company will be required to include such a report in its Report on Form 10-K for the year ended December 31, 2006, and since the Company's accounts are included in the consolidated financial statements of the Parent Company, the Company intends to complete its assessment and evaluation of its internal controls within a time frame necessary to accommodate the Parent company report.

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

ITEM 4. CONTROLS AND PROCEDURES

The  Company's  management  evaluated,  with  the participation of its Principal
Executive and Financial Officer(s), the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officer(s) have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to June 30, 2006.

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

      The following exhibits are filed as part of this report:

      4.0 - Form of Indenture between the Company, as Issuer, and The Bank of New York, as Trustee, dated as of July 1, 2006, incorporated by reference to the Company's registration statement on Form S-11, File No. 333-132403, filed on March 14, 2006, wherein such document is identified as Exhibit 4.0.

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


INTERVEST MORTGAGE CORPORATION


Date: July 31, 2006              By: /s/ Lowell S. Dansker
                                     -------------------------
                                     Lowell S. Dansker, Vice Chairman, President
                                     and Treasurer (Principal Executive and
                                     Financial Officer)