Form 10-Q
period 2006-09-30
INTERVEST MORTGAGE CORP
filed 2006-11-02
CIK 835955

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
                                               ------------------
                                       or
           ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For The Transition Period From          To
                                             --------    ---------

                       Commission file number. 33-27404-NY
                                               -----------

                         INTERVEST MORTGAGE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


               NEW YORK                                13-3415815
  --------------------------------        ------------------------------------
    (State or other jurisdiction)         (I.R.S. Employer Identification No.)
  of incorporation or organization


                        ONE ROCKEFELLER PLAZA, SUITE 400
                          NEW YORK, NEW YORK 10020-2002
           -----------------------------------------------------------
           (Address of principal executive offices including Zip Code)

                                 (212) 218-2800
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X  No    .
    ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:
Large  accelerated  filer    Accelerated  filer     Non-accelerated  filer  X .
                         ---                    ---                        ---

Indicate  by check mark whether the registrant is a shell company (as defined in
rule  12b-2  of  the  Exchange  Act):    Yes     No   X .
                                             ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class:                  Shares Outstanding:
-------------------                   ------------------

Common Stock, no par value per share  100 shares outstanding as of October 31, 2006
------------------------------------  ---------------------------------------------

================================================================================

                       INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
                                         FORM 10-Q
                                    SEPTEMBER 30, 2006
                                     TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                         Page
                                                                                      ----
  ITEM 1.  FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets
      as of September 30, 2006 (Unaudited) and December 31, 2005 . . . . . . . . . .     2

    Condensed Consolidated Statements of Income (Unaudited)
      for the three-months and nine months ended September 30, 2006 and 2005 . . . .     3

    Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
      for the nine months ended September 30, 2006 and 2005. . . . . . . . . . . . .     4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the nine months ended September 30, 2006 and 2005. . . . . . . . . . . . .     5

    Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . . . .     6

    Review by Independent Registered Public Accounting Firm. . . . . . . . . . . . .    13

    Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . .    14

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .    15

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . .    24

  ITEM 4.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . .    24

PART II. OTHER INFORMATION
  ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

  ITEM 1A. RISK FACTORS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS . . . . . . .    25

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.. . . . . . . . . . . . . . . . . . . . .    25

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .    25

  ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

  ITEM 6.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26


PRIVATE  SECURITIES  LITIGATION  REFORM  ACT  SAFE  HARBOR  STATEMENT
---------------------------------------------------------------------
Intervest Mortgage Corporation and subsidiary (The Company) is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements.

PART  I.  FINANCIAL  INFORMATION
--------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                         INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

                                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                SEPTEMBER 30,    DECEMBER 31,
($ in thousands)                                                                                    2006             2005
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)      (Audited)
ASSETS
Cash                                                                                           $         1,539  $        1,509
Short-term investments                                                                                  32,093          26,384
                                                                                               -------------------------------
  Total cash and cash equivalents                                                                       33,632          27,893
Mortgage loans receivable (net of allowance for loan losses of $298 and $250, respectively)             88,001          82,214
Accrued interest receivable                                                                                662             467
Loan fees receivable                                                                                       722             759
Fixed assets, net                                                                                           46              64
Deferred debenture offering costs, net                                                                   4,511           4,084
Other assets                                                                                               962             328
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $       128,536  $      115,809
==============================================================================================================================

LIABILITIES
Mortgage escrow funds payable                                                                  $         1,268  $        1,070
Subordinated debentures payable                                                                         92,750          82,750
Debenture interest payable                                                                               3,980           4,699
Other liabilities                                                                                        1,516             674
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                       99,514          89,193
==============================================================================================================================

STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)            2,100           2,100
Class B common stock (no par value, 100 shares authorized, none issued)                                      -               -
Additional paid-in-capital                                                                              11,510          11,510
Retained earnings                                                                                       15,412          13,006
------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                              29,022          26,616
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                     $       128,536  $      115,809
==============================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                               INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)


                                                        THREE-MONTHS ENDED            NINE-MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                    -------------------------------------------------------
($ in thousands)                                       2006           2005          2006          2005
                                                    -------------------------------------------------------
REVENUES
Interest and fee income on mortgages                $    2,548   $       2,589   $    7,744  $       7,243
Interest income on short-term investments                  323             173          735            407
                                                    -------------------------------------------------------
  Total interest and fee income                          2,871           2,762        8,479          7,650
Servicing agreement income - related party               1,351           1,287        4,184          3,921
Gain on early repayment of mortgages                        77             103          162            288
Other income                                                26              20          193             66
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                           4,325           4,172       13,018         11,925
-----------------------------------------------------------------------------------------------------------


EXPENSES
Interest on debentures                                   1,611           1,535        4,593          4,739
Amortization of deferred debenture offering costs          278             275          795            807
(Credit) provision for loan losses                          (8)            (47)          48            (92)
General and administrative                               1,602             745        3,109          2,315
-----------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                           3,483           2,508        8,545          7,769
-----------------------------------------------------------------------------------------------------------


Income before income taxes                                 842           1,664        4,473          4,156
Provision for income taxes                                 389             769        2,067          1,922
-----------------------------------------------------------------------------------------------------------
NET INCOME                                          $      453   $         895   $    2,406  $       2,234
===========================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (Unaudited)


                                                    NINE-MONTHS ENDED
                                                      SEPTEMBER 30,
                                              ----------------------------
($ in thousands)                                  2006           2005
--------------------------------------------------------------------------
CLASS A COMMON STOCK
--------------------------------------------------------------------------
Balance at beginning and end of period        $       2,100  $       2,100
--------------------------------------------------------------------------

ADDITIONAL PAID-IN-CAPITAL
--------------------------------------------------------------------------
Balance at beginning and end of period               11,510         11,510
--------------------------------------------------------------------------

RETAINED EARNINGS
Balance at beginning of period                       13,006          9,917
Net income for the period                             2,406          2,234
--------------------------------------------------------------------------
Balance at end of period                             15,412         12,151
--------------------------------------------------------------------------

--------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY AT END OF PERIOD   $      29,022  $      25,761
==========================================================================

     See accompanying notes to condensed consolidated financial statements.

                           INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                                             NINE-MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       ----------------------------
($ in thousands)                                                           2006           2005
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                             $     2,406   $       2,234
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation                                                                  21              22
  Provision (credit) for loan losses                                            48             (92)
  Amortization of deferred debenture offering costs                            795             807
  Amortization of premiums, fees and discounts, net                           (888)           (647)
  Gain on early repayment of mortgage loans receivable                        (162)           (288)
  Net increase (decrease) in mortgage escrow funds payable                     198            (157)
  Net decrease in debenture interest payable                                  (719)         (3,230)
  Net change in all other assets and liabilities                             1,187             802
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          2,886            (549)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable                           49,545          46,509
Originations of mortgage loans receivable                                  (55,469)        (24,847)
Purchases of  fixed assets, net                                                 (1)             (3)
---------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (5,925)         21,659
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs                 14,778          24,180
Principal repayments of debentures                                          (6,000)        (29,100)
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          8,778          (4,920)
---------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                    5,739          16,190

Cash and cash equivalents at beginning of period                            27,893          17,151

---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    33,632   $      33,341
===================================================================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                             $     5,312   $       7,969
  Income taxes                                                               2,382           1,671
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

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

NOTE  2  -  MORTGAGE  LOANS  RECEIVABLE

Mortgage  loans  receivable  are  summarized  as  follows:

                                                        At September 30, 2006          At December 31, 2005
($ in thousands)                                       # of loans       Amount       # of loans       Amount
----------------------------------------------------------------------------------------------------------------
Residential multifamily mortgage loans receivable               29  $      46,227             33  $      39,375
Commercial real estate mortgage loans receivable                30         40,558             30         36,267
Land and land development loans receivable                       3          2,412              2          7,632
----------------------------------------------------------------------------------------------------------------
Mortgage loans receivable                                       62         89,197             65         83,274
Deferred loan fees and unamortized discount                                  (898)                         (810)
----------------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net of fees and discount                        88,299                        82,464
Allowance for mortgage loan losses                                           (298)                         (250)
----------------------------------------------------------------------------------------------------------------
Mortgage loans receivable, net                                      $      88,001                 $      82,214
================================================================================================================

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  2  -  MORTGAGE  LOANS  RECEIVABLE,  CONTINUED

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at September 30, 2006:

            ($ in thousands)
            -------------------------------------------------------
            For the three-months ending December 31, 2006   $ 4,345
            For the year ending December 31, 2007            44,461
            For the year ending December 31, 2008            21,018
            For the year ending December 31, 2009             7,819
            For the year ending December 31, 2010               106
            Thereafter                                       11,448
            -------------------------------------------------------
                                                            $89,197
            =======================================================

At September 30, 2006, the Company had no nonaccrual or impaired loans. The nonaccrual loan previously outstanding was paid in full during the third quarter of 2006. In addition to the recovery of all the principal, the Company also received $14,000 of previously unrecorded interest. This compares to December 31, 2005, when there was one loan with a principal balance of $179,000 on nonaccrual status. The Company's recorded investment in this loan was $181,000 at December 31, 2005. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At September 30, 2006, there was one loan with a balance of $1,324,000 ninety days past due maturity and still accruing interest since it was well secured and in the process of collection. This loan was repaid in full in October, 2006. At December 31, 2005, there were $2,649,000 of loans ninety days past due and still accruing interest. In the first quarter of 2006, one of the past due loans with a principal balance of $1,121,000 was repaid. In the second quarter, another of the past due loans with a principal balance of $165,000 was classified as an on demand loan that is running open. All monthly payments have been made on a timely basis for this loan. On October 31, 2006 one loan secured by commercial property in Brooklyn, New York, with a balance of $2,299,000, was placed on nonaccrual status. The Company has commenced foreclosure proceedings. Management believes that the loan is well secured.

NOTE  3  -  ALLOWANCE  FOR  MORTGAGE  LOAN  LOSSES

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

                                                          Quarter Ended                     Nine-months Ended
                                                           September 30,                      September 30,
                                                 -----------------------------------------------------------------
      ($ in thousands)                                2006             2005             2006            2005
      ------------------------------------------------------------------------------------------------------------
      Balance at beginning of period             $          306   $          287   $          250  $          332
      Provision (credit) charged to operations               (8)             (47)              48             (92)
      ------------------------------------------------------------------------------------------------------------
      Balance at end of period                   $          298   $          240   $          298  $          240
      ============================================================================================================

NOTE  4  -  DEFERRED  DEBENTURE  OFFERING  COSTS

Deferred  debenture  offering  costs  are  summarized  as  follows:

                                                At September 30,    At December 31,
      ($ in thousands)                                2006               2005
      ------------------------------------------------------------------------------
      Deferred debenture offering costs        $           7,477   $          6,470
      Less accumulated amortization                       (2,966)            (2,386)
      ------------------------------------------------------------------------------
      Deferred debenture offering costs, net   $           4,511   $          4,084
      ==============================================================================

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  5  -  SUBORDINATED  DEBENTURES  PAYABLE

The  following  table  summarizes  debentures  payable.

                                                                            At September 30,   At December 31,
                                                                           -----------------  ----------------
      ($ in thousands)                                                                 2006               2005
      --------------------------------------------------------------------------------------------------------
      Series 06/28/99 - interest at 9% fixed        - due July 1, 2006     $               -  $          2,000
      Series 09/18/00 - interest at 9% fixed        - due January 1, 2008              1,250             1,250
      Series 08/01/01 - interest at 8% fixed        - due April 1, 2007                2,750             2,750
      Series 08/01/01 - interest at 8 1/2% fixed    - due April 1, 2009                2,750             2,750
      Series 01/17/02 - interest at 7 1/2% fixed    - due October 1, 2007              2,250             2,250
      Series 01/17/02 - interest at 7 3/4% fixed    - due October 1, 2009              2,250             2,250
      Series 08/05/02 - interest at 7 1/2% fixed    - due January 1, 2008              3,000             3,000
      Series 08/05/02 - interest at 7 3/4% fixed    - due January 1, 2010              3,000             3,000
      Series 01/21/03 - interest at 6 3/4% fixed    - due July 1, 2006                     -             1,500
      Series 01/21/03 - interest at 7 % fixed       - due July 1, 2008                 3,000             3,000
      Series 01/21/03 - interest at 7 1/4 % fixed   - due July 1, 2010                 3,000             3,000
      Series 07/25/03 - interest at 6 1/2% fixed    - due October 1, 2006                  -             2,500
      Series 07/25/03 - interest at 6 3/4% fixed    - due October 1, 2008              3,000             3,000
      Series 07/25/03 - interest at 7 % fixed       - due October 1, 2010              3,000             3,000
      Series 11/28/03 - interest at 6 1/4% fixed    - due April 1, 2007                2,000             2,000
      Series 11/28/03 - interest at 6 1/2% fixed    - due April 1, 2009                3,500             3,500
      Series 11/28/03 - interest at 6 3/4% fixed    - due April 1, 2011                4,500             4,500
      Series 06/07/04 - interest at 6 1/4% fixed    - due January 1, 2008              2,500             2,500
      Series 06/07/04 - interest at 6 1/2% fixed    - due January 1, 2010              4,000             4,000
      Series 06/07/04 - interest at 6 3/4% fixed    - due January 1, 2012              5,000             5,000
      Series 03/21/05 - interest at 6 1/4% fixed    - due April 1, 2009                3,000             3,000
      Series 03/21/05 - interest at 6 1/2% fixed    - due April 1, 2011                4,500             4,500
      Series 03/21/05 - interest at 7 % fixed       - due April 1, 2013                6,500             6,500
      Series 08/12/05 - interest at 6 1/4% fixed    - due October 1, 2009              2,000             2,000
      Series 08/12/05 - interest at 6 1/2% fixed    - due October 1, 2011              4,000             4,000
      Series 08/12/05 - interest at 7 % fixed       - due October 1, 2013              6,000             6,000
      Series 06/12/06 - interest at 6 1/2% fixed    - due July 1, 2010                 2,000                 -
      Series 06/12/06 - interest at 6 3/4% fixed    - due July 1, 2012                 4,000                 -
      Series 06/12/06 - interest at 7 % fixed       - due July 1, 2014                10,000                 -
      --------------------------------------------------------------------------------------------------------
                                                                           $          92,750  $         82,750
      ========================================================================================================

- On May 1, 2006, the Company's Series 6/28/99 debentures due July 1, 2006 were repaid for $2,000,000 of principal and $1,645,000 of accrued interest.
- On May 1, 2006, the Company's Series 1/21/03 debentures due July 1, 2006 were repaid for $1,500,000 of principal and $8,000 of accrued interest.
- On September 1, 2006, the Company's Series 7/25/03 debentures due October 1, 2006 were repaid for $2,500,000 of principal and $27,000 of accrued interest.

Subsequent to September 30, 2006 and prior to the date of this report, the following debentures were repaid:

- On November 1, 2006, the Company's Series 9/18/00 debentures due January 1, 2008 were repaid for $1,250,000 of principal and $882,000 of accrued interest.
- On November 1, 2006, the Company's Series 8/01/01 debentures due April 1, 2007 were repaid for $2,750,000 of principal and $123,000 of accrued interest.
- On November 1, 2006, the Company's Series 8/01/01 debentures due April 1, 2009 were repaid for $2,750,000 of principal and $224,000 of accrued interest.
- On November 1, 2006, the Company's Series 1/17/02 debentures due October 1, 2007 were repaid for $2,250,000 of principal and $80,000 of accrued interest.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  5  -  SUBORDINATED  DEBENTURES  PAYABLE,  CONTINUED

In July 2006, the Company completed a public offering of $16,000,000 aggregate principal amount of Series 6/12/06 debentures, maturing at various times through July 1, 2014 and at fixed rates of interest ranging from 6.5% to 7%. Net proceeds after offering costs amounted to $14,778,000.

Interest is paid quarterly on the Company's debentures except for the following: all of Series 9/18/00; $590,000 of Series 8/01/01; $240,000 of Series 1/17/02;
$1,130,000  of  Series  8/05/02;  $1,750,000  of  Series 11/28/03; $1,910,000 of
Series  6/7/04; $1,920,000 of Series 3/21/05;  $1,820,000 of Series 8/12/05; and
$2,300,000 of Series 6/12/06 all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

The holders of Series 9/18/00 and 1/17/02 through 8/12/05 debentures can require the Company, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning January 1, 2007 for Series 11/28/03, January 1, 2008 for Series 6/7/04, April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05) provided; however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

The Company's debentures may be redeemed at its option at any time, in whole or in part, for face value, except for Series 8/12/05 and 6/12/06. Redemptions of Series 8/12/05 and 6/12/06 debentures would be at a premium of 1% if they occurred prior to April 1, 2007 for the Series 8/12/05 and January 1, 2008 for the Series 6/12/06 debentures. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities of debentures and the related accrued interest as of September 30, 2006 are summarized as follows:

      ($ in thousands)                                    Principal       Accrued Interest
      ------------------------------------------------------------------------------------
      For the three-months ending December 31, 2006   $               -  $           1,321
      For the year ending December 31, 2007                       7,000                245
      For the year ending December 31, 2008                      12,750              1,135
      For the year ending December 31, 2009                      13,500                397
      For the year ending December 31, 2010                      15,000                331
      Thereafter                                                 44,500                551
      ------------------------------------------------------------------------------------
                                                      $          92,750  $           3,980
      ====================================================================================

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $6,537,000 and a $7,000,000 participation outstanding with Intervest National Bank at September 30, 2006 and December 31, 2005, respectively.

The Company has a servicing agreement with Intervest National Bank to whereby the Company provides origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank's underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $1,351,000 and $4,184,000 for the quarter and nine months ended September 30, 2006 respectively, and $1,287,000 and $3,921,000 for the quarter and nine months ended September 30, 2005, respectively, in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  6  -  RELATED  PARTY  TRANSACTIONS,  CONTINUED

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $4,044,000 at September 30, 2006 and $24,857,000 at December 31, 2005. The Company earned interest income of $133,000 and $483,000 from Intervest National Bank for the quarter and nine months ended September 30, 2006 respectively, and $74,000 and $207,000 for the quarter and nine months ended September 30, 2005, respectively, in connection with such deposits. These amounts are included in interest income in the condensed consolidated statements of income.

Intervest Securities Corporation, an affiliate, receives commissions and fees in connection with its participation as a selected dealer in the placement of subordinated debentures of the Company. These fees aggregated $50,000 during both the quarter and nine months ended September 30, 2006, and $56,000 and $115,000 for the quarter and nine months ended September 30, 2005, respectively.

The Company paid fees of $15,000 and $84,000 for the quarter and nine months ended September 30, 2006 respectively, and $60,000 and $95,000 for the quarter and nine months ended September 30, 2005, respectively, for legal services rendered by a law firm, a partner of which is a director of the Company. The Company pays commissions and fees in connection with the placement of debentures to Sage, Rutty & Co., Inc, a broker/dealer, a principal of which is a director of the Company. The Company paid such commissions and fees aggregating $530,000 and $434,800 during the quarter ended September 30, 2006 and 2005, respectively, and $530,000 and $924,800 during the nine months ended September 30, 2006 and 2005, respectively.

The Company reimbursed the Parent Company $116,000 and $353,000 for the rent on the space the Company occupies for the three and nine months ended September 30, 2006, compare to $108,000 and $328,000 for the same periods ended September 30, 2005. The Company will reimburse the Parent Company for the leased space it shares with affiliates as follows: $99,000 for the remaining three-months of 2006; $394,000 in 2007; $426,000 in 2008; $437,000 in 2009; $437, 000 in 2010
and $1,475,000 thereafter for an aggregate amount of $3,268,000. The Parent Company's lease contains operating escalation clauses related to taxes and operating costs based upon various criteria and is accounted for as operating lease, and it expires in March 2014. The Company will pay its proportional share of any such additional expense.

The Company has a management agreement with the Parent Company, that is renewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning, intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 and $112,500 to the Parent Company for each of the quarter and nine months ended September 30, 2006 and 2005 respectively.

NOTE  7  -  CONTRACTUAL  DEATH  BENEFIT  PAYMENTS

Intervest Mortgage Corporation is contractually obligated to pay death benefits to the surviving spouse of the Company's former Chairman, Jerome Dansker, pursuant to the terms of the employment agreements between Jerome Dansker and the Company. The employment agreements require the payment to his spouse of an amount called the "Distribution Amount" during a period called the "Distribution Term." The Distribution Amount is 50% of the amounts that would have been paid monthly to Jerome Dansker as salary and the Distribution Term is the balance of the term of the agreement, or through June 30, 2014.

As a result of the death of the former Chairman in August 2006, a death benefit expense of $926,000 was recorded in the third quarter of 2006. The liability is included in the condensed consolidated balance sheet in the line item "other liabilities" and the expense is included in the statement of earnings in the line item "general and administrative." The expense represents the estimated net present value of the total monthly death benefit payments of $1.2 million that are payable to the former Chairman's spouse through June 30, 2014. The difference between the net present value and the total payments will be recorded as interest expense in future periods through June 30, 2014. In the event of the death of the spouse of the former Chairman prior to the June 30, 2014, any remaining payments will be paid in a lump sum to the spouse's estate.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  8  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

SHARE-BASED COMPENSATION. On January 1, 2006, the Company adopted SFAS No. 123-R "Share-Based Payment" which replaces the existing SFAS 123 and supersedes APB No. 25. SFAS 123-R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, but expresses no preference for a type of valuation model. The adoption of this SFAS No. 123-R did not impact the Company's financial statements.

CONCENTRATION OF CREDIT RISKS. On January 1, 2006, the Company adopted Statement of Position ("SOP") 94-6-1, "Terms of Loan Products That May Give Rise to a Concentration of Credit Risk." The SOP addresses the circumstances under which the terms of loan products give rise to a concentration of credit risk and related disclosures and accounting considerations, and is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. The adoption of this SOP did not impact the Company's financial statements.

IMPAIRMENT. On January 1, 2006, the Company adopted FASB Staff Position ("FSP") 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which supersedes Emerging Issues Task Force Issue ("EITF") 03-1 and related amendments to EITF 03-1. The guidance in FSP 115-1 outlines a three-step model for identifying investment impairments regarding impairment measurement, other-than-temporary impairment evaluation and recognition of other-than-temporary impairment losses and subsequent accounting. It also carries forward the disclosure requirements of EITF 03-1. The adoption of this FSP did not impact the Company's financial statements.

ACCOUNTING CHANGES AND ERROR CORRECTIONS. On January 1, 2006, the Company adopted SFAS No. 154 "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. The adoption of this statement did not impact the Company's financial statements.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS. In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments." This statement: Permits fair value remeasurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal only strips are not subject to the requirements of statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the provisions of SFAS 155 and its potential effect on its financial statements.

                 INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE  8  -  RECENT  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED

ACCOUNTING FOR PENSION PLANS. In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS 158 requires recognition in the consolidated statement of financial condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. SFAS 158 is effective for the Company on January 1, 2007. Currently, the Company does not offer any plans covered under this statement and therefore the adoption of this statement will have no impact on the Company's financial statements.

FAIR VALUE MEASUREMENTS. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS. In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." SFAS 156 amends
SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis. SFAS 156 is effective for the Company on January 1, 2007. The Company is currently evaluating the provisions of SFAS 156 and its potential effect on its financial statements.

FSP  FIN  46(R)-6.  In  April  2006,  the  FASB  issued  FASB Staff Position FIN
46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)". FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a VIE, which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FSP FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests. The Company adopted FSP FIN 46(R)-6 effective September 1, 2006. FSP FIN 46(R)-6 must be applied prospectively to all entities in which the Company first becomes involved with as of the date of adoption. The adoption of FSP FIN 46(R)-6 is not expected to have a material effect on the Company's financial statements.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company must adopt FIN 48 on January 1 2007. The Company is currently evaluating FIN 48 and its potential effect on its financial statements.

                  INTERVEST MORTGAGE CORPORATION AND SUBSIDIARY

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hacker, Johnson & Smith P.A., P.C., the Company's independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board  of  Directors  and  Stockholder
Intervest  Mortgage  Corporation


     We have reviewed the accompanying condensed consolidated balance sheet of Intervest Mortgage Corporation and Subsidiaries (the "Company") as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005 and the related condensed consolidated statements of changes in stockholder's equity and cash flows for the nine months ended September 30, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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


/s/ Hacker, Johnson & Smith P.A., P.C.
--------------------------------------
Hacker, Johnson & Smith P.A., P.C.
Tampa, Florida
November 2, 2006

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
-----------------------------------------------------------------------------

Total assets at September 30, 2006 increased to $128,536,000, from $115,809,000 at December 31, 2005. The increase is the result of applying $10,000,000 in subordinated debentures proceeds, an increase in retained earnings of $2,406,000 to fund a $5,787,000 increase in mortgage loans receivable and a $5,709,000 increase in short-term investments.

Cash and cash equivalents amounted to $33,632,000 at September 30, 2006, compared to $27,893,000 at December 31, 2005. The increase is primarily due to a higher level of cash in short-term investment which was mostly generated from an increase in subordinated debentures.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $88,001,000 at September 30, 2006, compared to $82,214,000 at December 31, 2005. The increase was due to new mortgage loan originations exceeding principal repayments during the period.

At September 30, 2006, the Company had no nonaccrual or impaired loans. The nonaccrual loan previously outstanding was paid in full during the third quarter of 2006. In addition to the recovery of all the principal, the Company also received $14,000 of previously unrecorded interest. This compares to December 31, 2005, when there was one loan with a principal balance of $179,000 on nonaccrual status. The Company's recorded investment in this loan was $181,000 at December 31, 2005. The Company believes that a specific valuation allowance was not required at any time for impaired loans. At September 30, 2006, there was one loan with a balance of $1,324,000 ninety days past due maturity and still accruing interest since it was well secured and in the process of collection. This loan was repaid in full in October, 2006. At December 31, 2005, there were $2,649,000 of loans ninety days past due and still accruing interest. In the first quarter of 2006, one of the past due loans with a principal balance of $1,121,000 was repaid. In the second quarter, another of the past due loans with a principal balance of $165,000 was classified as an on demand loan that is running open. All monthly payments have been made on a timely basis for this loan.

The allowance for loan losses amounted to $298,000 at September 30, 2006, compared to $250,000 at December 31, 2005. The increase in the allowance primarily reflects a higher level of mortgage loans outstanding at September 30, 2006 compared to December 31, 2005. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Accrued interest receivable increased to $662,000 at September 30, 2006 from $467,000 at December 31, 2005, primarily due to the increase in mortgage loans receivable.

Loan fees receivable decreased to $722,000 at September 30, 2006 from $759,000 at December 31, 2005, primarily due to one loan outstanding at December 31, 2005 that had an additional $70,000 fee outstanding. This loan was paid off prior to September 30, 2006. This decrease was partially offset by an increase in mortgage loans receivable.

Deferred subordinated debenture offering costs, net of accumulated amortization, increased to $4,511,000 at September 30, 2006, from $4,084,000 at December 31, 2005. The increase was due to additional deferred cost of $1,222,000 related to $16,000,000 of series 6/12/06 subordinated debentures which closed in the third quarter. This increase was partially offset by normal amortization of offering costs during the period. Other assets increased to $962,000 at September 30, 2006, from $328,000 at December 31, 2005 primarily due to an additional deferred tax asset being recorded relating to a timing difference in the recording of tax expenses on the payment of a death benefit to the surviving spouse of the Company's former chairman.

Total liabilities at September 30, 2006 increased to $99,514,000, from $89,193,000 at December 31, 2005, principally due to a net increase in debentures payable, primarily relating to $16,000,000 of series 6/12/06 debentures which closed in this third quarter. This increase was partially offset by the repayment of three debentures throughout the first nine months of 2006 totaling of $6,000,000.

Mortgage escrow funds increased to $1,268,000 at September 30, 2006, from $1,070,000 at December 31, 2005. The increase was primarily due to escrow deposits on increased mortgages loans that were originated during the nine-month period ended September 30, 2006. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures outstanding increased to $92,750,000 at September 30, 2006, from $82,750,000 at December 31, 2005. The increase was due to the addition of $16,000,000 of series 6/12/06 debentures which closed in the third quarter. The increase was partially offset by the repayment prior to maturity on May 1, 2006 of Series 6/28/99 and 1/21/03 subordinated debentures in the principal amount of $2,000,000 and $1,500,000, respectively, and the early repayment on September 1, 2006 of $2,500,000 of series 7/25/03 subordinated debentures.

Subordinated debentures interest payable decreased to $3,980,000 at September 30, 2006, from $4,699,000 at December 31, 2005, primarily due to the payment of accrued interest on Series 6/28/99 of $1,645,000; Series 1/21/03 of $8,000 and series 7/25/03 of $27,000, partially offset by the accrual of interest on the balance of the subordinated debentures outstanding.

Other liabilities increased to $1,516,000 at September 30, 2006, from $674,000 at December 31, 2005. This was primarily due to an accrual of $926,000 for a death benefit payable over time to the surviving spouse of the Company's former chairman in accordance with the provisions of his employment contract and an increase in income tax payable of $125,000. Income tax payable increased from $352,000 at September 30, 2006, from $227,000 at December 31, 2005. These increases were partially offset by a decrease in accrued expenses payable of $77,000 to $126,000 at September 30, 2006 from $203,000 at December 31, 2005.
The decrease in accrued expenses payable was primarily due to the payment of accrued bonuses for executive officers in 2005 which did not recur in 2006.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2006
-----------------------------------------------------------------------------
AND 2005
--------

The Company's net income decreased by $442,000 to $453,000 in the third quarter of 2006, from $895,000 for the third quarter of 2005. The decrease was primarily due to a $857,000 increase in general and administration expense which was primarily due to a one-time charge of $926,000 resulting from the accrual for the payment of a death benefit to the surviving spouse of the Company's former Chairman and founder, Jerome Dansker, who passed away in August of this year. This charge represents the estimated net present value of the future contractual payments that total $1.2 million. The decrease in net income was also the result of a $76,000 increase in interest on debentures. These decreases were partially offset by a $380,000 decrease in income tax expense, a $109,000 increase in interest and fee income and a $64,000 increase in servicing agreement income.

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

                                                           For the Three-Months Ended September 30,
                                                           ----------------------------------------
                                                          2006                                 2005
                                             -----------------------------------  -----------------------------------
                                             Average    Interest      Annual      Average    Interest      Annual
($ in thousands)                             Balance   Inc./Exp.   Yield/Rate(2)  Balance   Inc./Exp.   Yield/Rate(2)
---------------------------------------------------------------------------------------------------------------------
                  Assets
Mortgage loans receivable  (1)               $ 92,441  $    2,548         10.94%  $ 87,521  $    2,589         11.73%
Short-term investments                         26,546         323          4.82     20,896         173          3.29
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 118,987  $    2,871          9.57%   108,417  $    2,762         10.11%
---------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,848                                4,701
---------------------------------------------------------------------------------------------------------------------
Total assets                                 $123,835                             $113,118
---------------------------------------------------------------------------------------------------------------------

    Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 93,002  $    1,889          8.06%  $ 86,002  $    1,810          8.35%
Noninterest-bearing liabilities                 1,792                                1,832
Stockholder's equity                           29,042                               25,284
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $123,835                             $113,118
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $      982                           $      952
---------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 25,986                      3.27%  $ 22,415                      3.48%
---------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.28x                                1.26x
---------------------------------------------------------------------------------------------------------------------

     (1)     Mortgage  loans  receivable  include  non-performing  loans
     (2)     Annualized  yield/rate

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $982,000 in the third quarter of 2006, compared to $952,000 in the third quarter of 2005. The increase in net interest income was due to a higher level of net interest-earning assets which was partially offset by a lower net interest margin. The decrease in the margin to 3.27% in the third quarter of 2006, from 3.48% in the third quarter of 2005 was due to $276,000 of penalty interest received on two loans in the third quarter of 2005. Absent this $276,000, the net margin would have actually increased by 80 basis points due to the Company's yield on the remaining interest earning assets increasing at a faster pace than its cost of funds.

The Company's yield on interest-earning assets decreased 54 basis points to 9.57% in the third quarter of 2006. The decrease in yield on interest-earning assets was the result of $276,000 of penalty interest received on two loans in the third quarter of 2005. Excluding this penalty interest, the yield on interest earning assets actually increased by 47 basis points primarily due to an increase in the prime rate, which is the index for our floating rate mortgage loans. The prime rate was 150 basis points higher at the end of the third quarter of 2006 than it was in the third quarter of 2005. The yield on short-term investments increased primarily due to an increase in rates on commercial paper. The interest rate on debentures decreased 29 basis points to 8.06% in the third quarter of 2006 mostly due to new fixed rate debentures being issued at lower rates than the rates on debentures that had been paid off.

Servicing agreement income increased by $64,000 to $1,351,000 in the third quarter of 2006, from $1,287,000 in the same period of 2005 due to an increase in loans originated by our affiliate, Intervest National Bank.

Gain on early repayment of mortgages decreased $26,000 to $77,000 in the third quarter of 2006, from $103,000 in the same period of 2005. Gain on early repayment of mortgages is based on individual loans being paid off earlier than the stated maturity and penalty interest. There was less such activity in the third quarter of 2006 than in the same period of 2005.

The Company recorded a $8,000 credit for loan losses in the third quarter of 2006, compared to a $47,000 credit in the third quarter of 2005. The decrease in the credit was based upon mortgage loan receivables decreasing at a faster pace in the third quarter of 2005 than 2006.

General and administrative expenses increased to $1,602,000 in the third quarter of 2006, from $745,000 in the same period of 2005, due primarily to one-time charge of $926,000 resulting from the accrual for the payment of a death benefit to the surviving spouse of the Company's former Chairman and founder, Jerome Dansker, who passed away in August of this year. This charge represents the estimated net present value of the future contractual payments that total $1.2 million. This was partially offset by a reduction in salary expense. The Company had 18 and 17 full time employees at September 30, 2006 and September 30, 2005, respectively.


The provision for income taxes for the third quarter of 2006 amounted to $389,000, compared to $769,000 in the third quarter of 2005. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
--------------------------------------------------------------------------------
AND 2005
--------

The Company's net income increased by $172,000 to $2,406,000 in the first nine months of 2006, from $2,234,000 for the first nine months of 2005. The increase was primarily due to: a $829,000 increase in interest and fee income, a $263,000 increase in servicing agreement income and a $146,000 decrease in debenture interest expense, partially offset by a one-time charge of $926,000 resulting from the accrual for the payment of a death benefit to the surviving spouse of the Company's former Chairman and founder, Jerome Dansker, who passed away in August of this year. This charge represents the estimated net present value of the future contractual payments that total $1.2 million. Also offsetting the increase in net income was a $145,000 increase in income tax expense, a $140,000 increase in the provision for loan losses and a $126,000 decrease in gain on early repayment of mortgages,

The following table provides information on average assets, liabilities and stockholders' equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for the periods indicated. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each period.

                                                            For the Nine-Months Ended September 30,
                                                            ---------------------------------------
                                                          2006                                 2005
                                             -----------------------------------  -----------------------------------
                                             Average    Interest      Annual      Average    Interest      Annual
($ in thousands)                             Balance   Inc./Exp.   Yield/Rate(2)  Balance   Inc./Exp.   Yield/Rate(2)
---------------------------------------------------------------------------------------------------------------------
                   Assets
Mortgage loans receivable  (1)               $ 90,984  $    7,744         11.38%  $ 91,848  $    7,243         10.54%
Short-term investments                         22,355         735          4.40     19,244         407          2.83
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 113,339  $    8,479         10.00%   111,092  $    7,650          9.21%
---------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                      4,500                                4,312
---------------------------------------------------------------------------------------------------------------------
Total assets                                 $117,839                             $115,404
---------------------------------------------------------------------------------------------------------------------

   Liabilities and Stockholders' Equity
Debentures and accrued interest payable      $ 87,804       5,388          8.20%  $ 88,765  $    5,546          8.35%
Noninterest-bearing liabilities                 2,027                                2,064
Stockholder's equity                           28,008                               24,575
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $117,839                             $115,404
---------------------------------------------------------------------------------------------------------------------
Net interest income                                         3,091                           $    2,104
---------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/margin           $ 25,535                      3.65%  $ 22,327                      2.53%
---------------------------------------------------------------------------------------------------------------------
Ratio of total interest-earning assets
  to total interest-bearing liabilities         1.29x                                1.25x
---------------------------------------------------------------------------------------------------------------------

     (1)     Mortgage  loans  receivable  include  non-performing  loans
     (2)     Annualized  yield/rate

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $3,091,000 in the first nine months of 2006, compared to $2,104,000 in the first nine months of 2005. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 3.65% in the first nine months of 2006, from 2.53% in the first nine months of 2005 was due to the Company's yield on interest-earning assets increasing at a faster pace than its cost of funds.

The Company's yield on interest-earning assets increased 79 basis points to 10.00% in the first nine months of 2006. The increase in yield on interest earning assets was primarily the result of an increase in the prime rate, which is the index for our floating rate mortgage loans. The prime rate was 200 basis points higher at the end of the first nine months of 2006 than it was in the first nine months of 2005. The increase in the yield was also caused by an increase in the amortization of deferred fees. The increase in the amortization of deferred fees was the result of a higher level of fees being generated and amortized in the period prior to and during the nine- months ended September 30, 2006 versus the same period of 2005. The 2006 yield was directly impacted by one $7,000,000 loan with a 1% higher than usual origination fee that was amortized during the first nine months of 2006. The yield on short-term investments increased primarily due to an increase in rates on commercial paper. The interest rate of debentures decreased 15 basis points to 8.20% in the first nine months of 2006, mostly due to new fixed rate debentures being issued at slightly lower rates than the rates on variable rate debentures that had been paid off.

Servicing agreement income increased $263,000 to $4,184,000 in the first nine months of 2006 from $3,921,000 in the same period of 2005, due to an increase in loans originated by our affiliate, Intervest National Bank.

Gain on early repayment of mortgages income decreased $126,000 to $162,000 in the first nine months of 2006 from $288,000 in the same period of 2005. Gain on early repayment of mortgages is based on individual loans being paid off earlier than the stated maturity and on penalty interest. There was less such activity in the nine months of 2006 than in the same period of 2005.

Other income amounted to $193,000 in the first nine months of 2006, compared to $66,000 in the first nine months of 2005. The increase is primarily due to increases in fees on expired loan commitments.

The Company recorded a $48,000 provision for loan losses in the first nine months of 2006, compared to a $92,000 credit in the first nine months of 2005. The increase in the provision was based upon a higher level of mortgage loan receivables outstanding and a 10 basis points increase in the allowance for second mortgages.

General and administrative expenses increased to $3,109,000 in the first nine months of 2006, from $2,315,000 in the same period of 2005, due primarily to a one-time charge of $926,000 resulting from the accrual for the payment of a death benefit to the surviving spouse of the Company's former Chairman and founder, Jerome Dansker, who passed away in August of this year. This charge represents the estimated net present value of the future contractual payments that total $1.2 million. The increase in general and administration expense was also due to an increase in staff salaries and an increase in rent expense, partially offset by bonus expenses for executive officers in 2005 that did not recur in 2006. The Company had 18 and 17 full time employees at September 30, 2006 and September 30, 2005, respectively.

Rent expenses increased $27,000 primarily due to escalation payments in 2006. The Company shares office space, under an informal agreement, with its Parent Company which leases the entire fourth floor or approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company's share of the rent and related commercial rent tax amounts to approximately $36,000 per month in 2006.

The provision for income taxes for the first nine months of 2006 amounted to $2,067,000, compared to $1,922,000 in the first nine months of 2005. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operations, lending commitments and the repayment of debentures. The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations including servicing fee income from Intervest National Bank. From time to time, the Company also receives capital contributions from the Parent Company. There have been no such capital contributions since August 2004. For additional information about the cash flows from the Company's operating, investing and financing activities, see the condensed consolidated statements of cash flows included elsewhere in this report.

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

The Company's lending business is dependent on its ability to sell its debentures with interest rates that result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 5 to the condensed consolidated financial statements included in this report, at September 30, 2006 and December 31, 2005, $92,750,000 and $82,750,000 in aggregate principal amount of the Company's subordinated debentures were outstanding, respectively, with fixed interest rates that range from 6.25% to 9.00% per annum and maturities that range from April 1, 2007 to July 1, 2014. At September 30, 2006, the Company had $8,566,000 of debentures and related accrued interest payable maturing by December 31, 2007, $5,169,000 of which was repaid on November 1, 2006. Additionally, $5,140,000 of subordinated debenture and related accruing interest due in 2008 and 2009 were repaid on November 1, 2006. Debentures redeemed on November 1, 2006 had interest rates between 7.5% and 9%. In connection with the redemption of these debentures, the Company will record an expenses in the fourth quarter of $110,000 which represent the unamortized costs remaining on these debentures. After these redemptions, the Company has no debentures with interest rate above 7.75%. All other debentures are expected to be repaid from cash flow generated from maturities of existing mortgage loans, ongoing operations and cash on hand. The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and its maturing liabilities.

In July 2006, the Company completed a public offering of $16,000,000 aggregate principal amount of series 6/12/06 debentures, maturing at various times through July 1, 2014 and at fixed rates of interest ranging from 6.5% to 7%. Net proceeds after offering costs amounted to $14,778,000.

OFF-BALANCE SHEET COMMITMENTS
-----------------------------

Commitments to extend credit amounted to $3,123,000 at September 30, 2006, of which nearly all will either close or expire in 2006. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates for the following reasons. Income associated with interest-earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in market rates. The ability of many borrowers to service their debts may also decrease in the event of an interest rate increase.

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

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company's earnings; to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The Company's one-year interest rate sensitivity gap was a positive $105,377,000, or 82% of total assets at September 30, 2006, which was relatively increased from a positive $94,622,000, or 82%, at December 31, 2005.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2006, that are scheduled to mature or reprice within the periods shown.

                                         0-3       4-12    Over 1-4     Over 4
($ in thousands)                      Months     Months       Years      Years      Total
-----------------------------------------------------------------------------------------
Floating-rate loans (1)            $ 71,463   $      -   $       -   $      -   $ 71,463
Fixed-rate loans (1)                  3,845      4,226       6,387      3,276     17,734
-----------------------------------------------------------------------------------------
Total loans                          75,308      4,226       6,387      3,276     89,197
Short-term investments               32,093          -           -          -     32,093
-----------------------------------------------------------------------------------------
Total rate-sensitive assets        $107,401   $  4,226   $   6,387   $  3,276   $121,290
-----------------------------------------------------------------------------------------

Debentures payable (1)             $      -   $  4,750   $  40,500   $ 47,500   $ 92,750
Accrued interest on debentures        1,321        179       1,929        551      3,980
-----------------------------------------------------------------------------------------
Total rate-sensitive liabilities   $  1,321   $  4,929   $  42,429   $ 48,051   $ 96,730
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
GAP (repricing differences)        $106,080   $   (703)  $ (36,042)  $(44,775)  $ 24,560
-----------------------------------------------------------------------------------------
Cumulative GAP                     $106,080   $105,377   $  69,335   $ 24,560   $ 24,560
-----------------------------------------------------------------------------------------
Cumulative GAP to total assets         82.5%      82.0%       53.9%      19.1%      19.1%
-----------------------------------------------------------------------------------------

Significant  assumptions  used  in  preparing  the  preceding  gap table follow:
     (1) Floating-rate loans that adjust at a specified time are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and subordinated debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis. Non-performing loans and the effect of prepayments are excluded from this analysis.

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

ITEM 4. CONTROLS AND PROCEDURES

The  Company's  management  evaluated,  with  the participation of its Principal
Executive and Financial Officer(s), the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officer(s) have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to September 30, 2006.

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

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company's most recent Form 10-K. A discussion of material changes to one factor follows:

WE DEPEND ON OUR EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES TO IMPLEMENT OUR BUSINESS STRATEGY AND OUR BUSINESS MAY SUFFER IF WE LOSE THEIR SERVICES.

Our success is largely dependent on the business expertise and relationships of a small number of our executive officers and other key employees. Jerome Dansker, our founding chairman and chief executive officer who was instrumental to our success, passed away in August 2006. Consistent with our succession planning, his duties were assumed by his son, Lowell S. Dansker. On August 17, 2006, Lowell S. Dansker, age 55, was elected our new Chairman of the Board and Chief Executive Officer and John H. Hoffmann, age 55, was elected our Chief Financial Officer. Mr. Lowell S. Dansker previously served as Vice Chairman of the Board since 2004 and as President and Treasurer since 1987. He will continue to serve as President and Treasurer of the Company. Mr. Hoffmann has served as Vice President and Controller since August, 2002 and October, 2000 respectively. He will continue to serve in those capacities. If the services of any of our executive officers or other key employees were to become unavailable for any reason, the growth, performance and operation of our company and its subsidiaries might be adversely affected because of their skills and knowledge of the markets in which we operate, years of real estate lending experience and the difficulty of promptly finding qualified replacement personnel. As a result, our ability to successfully grow our business will depend, in part, on our ability to attract and retain additional qualified officers and employees.

Other than the changes to the risk factor discussed above, there have been no material changes to the Company's remaining risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, where such factors are discussed on pages 8 through 14.


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

     The  following  exhibits  are  filed  as  part  of  this  report:

  31.0 - Certification of the principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
  31.1 - Certification of the principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
  32.0 - Certification of the principal executive and principal financial officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVEST  MORTGAGE  CORPORATION


Date: November 2, 2006                By:  /s/ Lowell S. Dansker
                                               ---------------------------------
                                               Lowell S. Dansker, Vice Chairman,
                                               President and Treasurer
                                               (Principal  Executive  Officer)

                                      By:  /s/ John H. Hoffmann
                                               ---------------------------------
                                               John H. Hoffmann, Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)