Form 10-K
period 2006-12-31
INTERVEST MORTGAGE CORP
filed 2007-03-28
CIK 835955

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File Number 33-22976-NY

INTERVEST MORTGAGE CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-3415815
(State or other jurisdiction of incorporation )	(I.R.S. Employer Identification No.)

One Rockefeller Plaza, Suite 400 New York, New York 10020-2002
(Address of principal executive offices including Zip Code)

(212) 218-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

None
(Title of class)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes     No XX.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes     No XX

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

Large accelerated filer            Accelerated filer            Non-accelerated filer XX.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):

Yes     No XX.

As of February 1, 2007, there were 100 shares of the registrant’s common stock outstanding, all of which are held by Intervest Bancshares Corporation, its Parent Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

None

Intervest Mortgage Corporation

2006 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations concerning future events affecting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s net interest income, other income or cash flow anticipated from the Company’s operations, investment, lending activities; a reduction in loan originations that reduces service agreement income and changes in laws and regulations affecting the Company.

General

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to Intervest National Bank (“the Bank”), an affiliated entity. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. Intervest Mortgage Corporation is hereafter referred to as the “Company”. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the “Parent Company”) owns 100% of the capital stock of the Company. The Company’s chairman and secretary are also officers and directors of the Parent Company. The Company’s chairman is also a principal shareholder of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns 100% of the outstanding capital stock of Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Center, New York, and five full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida).

The Company’s business is significantly influenced by the movement of interest rates, general economic conditions, particularly those in the New York City metropolitan area where most of the properties that secure its mortgage loans are concentrated. In addition, the Company’s business is also affected by the volume of origination services it provides to the Bank, whose business is dependent upon these same factors.

Market Area and Competition

The Company’s lending activities have been concentrated in the New York City metropolitan region. The Company also makes loans in other states, including Connecticut, Florida, Georgia and New Jersey.

In originating mortgage loans, the Company experiences significant competition from banks, investment bankers, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors. Most of these competitors also have significantly greater financial and marketing resources. An increase in the general availability of funds may increase competition in the making of investments in mortgages and real property, and may reduce the yields available from such investments. Certain affiliates of the Company and/or entities owned or controlled by the Chairman of the Company have previously been engaged in real estate lending activities involving similar properties and in that regard may compete with the Company.

Lending Activities

The Company’s lending activities include both long-term and short-term mortgage loans on real estate properties, including multifamily residential apartment buildings, office buildings, vacant land, marinas, warehouses, shopping centers, restaurants and garages. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages.

At December 31, 2006, the Company’s mortgage loan portfolio consisted of fifty-six (56) loans in an aggregate principal amount of $77,838,000, compared to $83,274,000 at December 31, 2005. At December 31, 2006, $36,267,000 or nineteen (19) loans were collateralized by multi-family apartment buildings located in New York City. These loans represent approximately 47% of the total mortgage loan portfolio.

In reviewing loan applications, the Company analyzes relevant real property and financial factors, which may include factors such as: the condition and use of the subject property; the property’s income-producing capacity; and the quality of, lending experience with and creditworthiness of the borrower. The Company also considers the borrower’s experience in owning or managing similar properties. The Company requires that all mortgaged properties be covered by property insurance in amounts deemed adequate in the opinion of management. In addition, representatives of the Company, as part of the approval process, make physical inspections of properties being considered for mortgage loans.

The Company does not have formal policies regarding the type of mortgage loans and investments it can make, the geographic location of properties collateralizing those mortgages or limits on the amounts loaned to one borrower, loan-to-value ratios or debt service coverage ratios. The Company uses a guideline of 10% of its assets that it may invest in any single mortgage. The Company does not have a loan committee or a formal loan approval process.

Mortgage loans originated and acquired are solicited directly by the Company’s officers, from existing borrowers, through advertising and from broker referrals. From time to time, the Company participates with Intervest National Bank in certain mortgage loans receivable. One of the Company’s loans, representing approximately 8% of the principal balance of the Company’s portfolio is a participation with Intervest National Bank.

The Company’s mortgage loans typically provide for periodic payments of interest and a portion of the principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgages owned by the Company provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. Fifty-one (51) of the mortgage loans in the Company’s portfolio, representing approximately 97% of the principal balance of the Company’s portfolio, have balloon payments due at the time of their maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage, or if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage. To the extent that the aggregate net revenues from the Company’s mortgage investments are insufficient to provide funds equal to the payments due under the Company’s debt obligations, then the Company would be required to utilize its working capital for such purposes or otherwise obtain the necessary funds from outside sources. No assurance can be given that such funds would be available to the Company. The Company’s mortgage loans are often not personal obligations of the borrower and are not insured or guaranteed by governmental agencies.

The Company’s mortgage loans include first mortgage loans and junior mortgage loans. At December 31, 2006, the Company’s loan portfolio has seventeen (17) junior mortgages. The Bank has a first mortgage on all these loans These mortgages are subordinate in right of payment to senior mortgages on the various properties securing the loans. In all cases, in the opinion of management, the current value of the underlying property collateralizing the mortgage loan is in excess of the stated amount of its junior mortgage loan plus the senior loan. Therefore, in the opinion of management of the Company, each property on which a mortgage owned by the Company is a lien constitutes adequate collateral for the related mortgage loan. Accordingly, in the event the owner of a property fails to make required debt service payments, management believes that, based upon current value, upon a foreclosure of the mortgage and sale of the property, the Company would recover its entire investment. However, there can be no assurance that the value of the underlying property will not decline.

Many of the Company’s mortgages are non-recourse. It is expected that many mortgages that the Company originates in the future will be non-recourse mortgages as well. Under the terms of non-recourse mortgages, the owner of the property subject to the mortgage has no personal obligation to pay the mortgage note which the mortgage secures. Therefore, in the event of default, the Company’s ability to recover its investment is dependent upon the value of the mortgaged property, as well as the balances of any loans secured by mortgages and liens that are senior in right to the Company, which must be paid from the net proceeds of any foreclosure proceeding. Any loss the Company may incur as a result of the foregoing factors may have a material adverse effect on the Company’s business, financial condition and results of operations.

At December 31, 2006: three of the mortgages in the Company’s portfolio (representing approximately 7% of the principal balance in the Company’s portfolio) allowed recourse against the mortgagor only with respect to liabilities related to tenant security deposits; sixteen (16) of the mortgages (representing approximately 13% of the principal balance in the Company’s portfolio) allowed recourse against the mortgagor only with respect to liabilities relating to tenant security deposits, proceeds from insurance policies, losses arising under environmental laws and losses resulting from waste or acts of malfeasance; thirty (30) loans (representing approximately 70% of the portfolio), are full recourse; and seven loans were without recourse. In addition, at December 31, 2006, thirty (30) of the Company’s mortgages were guaranteed by third parties.

The Company charges loan origination fees on the mortgage loans it originates based on a percentage of the principal amount of the loan. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another similar fee that is contractually due when the loan is repaid. The total fees, net of related direct loan origination costs, are deferred and amortized over the contractual life of the loans as an adjustment to the loan’s yield. At December 31, 2006, the Company had $677,000 of net unearned loan fees and $578,000 of loan fees receivable. The Company also earns other fee income from the servicing of its loans.

Many of the Company’s mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and interest in certain cases. This interest may include lockout (or penalty) interest when the borrower prepays a loan prior to the date specified in the mortgage. In such cases, the borrower pays interest from the prepayment date through the lockout date. Occasionally, the default interest rate is imposed when a borrower has not entered into a formal extension for the period between maturity and payoff. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Of the fifty-six (56) mortgages in the Company’s loan portfolio at December 31, 2006: four (4) allow prepayment without a fee payment; three (3) prohibit prepayment; seventeen (17) permit prepayment only after passage of a specific period with fees of 1% or 31 days interest on fourteen of these sixteen loans; and thirty-two (32) permit prepayment after payment of fees ranging from 0.5% up to 5% of the principal balance. The Company earned prepayment income from the early repayment of loans of $384,000 in 2006, $524,000 in 2005 and $447,000 in 2004.

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

Temporary Investment Activities

The Company has historically invested its excess cash (after meeting its lending commitments and scheduled repayments of borrowed funds) in short term commercial paper and certificate of deposits issued by large commercial banks and U.S. government securities. The level of such investments fluctuates based on various factors, including liquidity needs, loan demand and scheduled repayments of debentures. Cash and short-term investments at December 31, 2006 amounted to $36,649,000, compared to $27,893,000 at December 31, 2005.

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

All loans are subject to the risk of default, otherwise known as credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers. A borrower’s ability to make payments due under a mortgage loan is dependent upon the risks associated with real estate investments in general, including the following: general or local economic conditions in the areas the properties are located, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, supply of and demand for rental units, supply of and demand for properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental rules, regulations and fiscal policies. Additionally, terrorist acts and armed conflicts, such as the war on terrorism, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions. Economic conditions affect the market value of the mortgaged properties underlying the Company’s loans as well as the levels of rent and occupancy of income-producing properties.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or on properties located in a particular geographic area. The Company’s loan portfolio has historically been concentrated in commercial real estate and multifamily mortgage loans (including land loans). The properties underlying the Company’s mortgages are also concentrated in New York State (81%). Many of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. As such, these properties, are not affected by the general movement of real estate values in the same manner as other income-producing properties. Many of the properties securing the Company’s loans are located in sections of the cities in its market areas that are being revitalized or redeveloped.

At December 31, 2006 one loan with a principal balance of $2,299,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. The Company’s recorded investment in this loan was $2,338,000 at December 31, 2006. The company has commenced foreclosure proceedings on this loan. The Company believes that a specific valuation allowance for impaired loans is not required. At December 31, 2005, one loan with a principal balance of $179,000 was on nonaccrual status. This loan was considered impaired under the criteria of SFAS No.114. This loan was a second mortgage where Intervest National Bank, an affiliated company, held the first mortgage. The Company’s recorded investment in this loan was $181,000 at December 31, 2005. This loan was repaid in full during December 2006. The Company believed that a specific valuation allowance was not required at any time for the impaired loan.

At December 31, 2006, there were no loans ninety days past due and still accruing interest. At December 31, 2005, there was $2,649,000 of loans ninety days past due and still accruing interest because they were well secured and in the process of collection.

The Company evaluates its portfolio of mortgage loans based on various factors to determine the need for an allowance for loan losses. Since the Company is neither a bank nor a regulated mortgage lender, there are no guidelines or regulations that apply to the determination of its allowance for loan losses. At December 31, 2006, the allowance was $262,000. During the last five years, the Company has not experienced a loss from its lending activities. There can be no assurance however, that a downturn in real estate values or local economic conditions, as well as other factors, would not have an adverse impact on the Company’s asset quality and future level of nonperforming assets, chargeoffs and profitability.

Sources of Funds

The Company’s principal sources of funds for investing consist of borrowings (through the issuance of its debentures to the public), mortgage repayments and cash flow generated from operations, including fee income received from the Bank for loan origination services performed for the Bank. From time to time, the Company has also received capital contributions from the Parent Company. At December 31, 2006, Intervest Mortgage Corporation had debentures outstanding of $83,750,000, compared to $82,750,000 at December 31, 2005.

Servicing Agreement

The Company has a servicing agreement with Intervest National Bank to provide origination services to the Bank in exchange for a monthly fee that is based on loan origination volumes. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with Intervest National Bank’s underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $5,299,000, $5,386,000 and $4,262,000 for 2006, 2005 and 2004, respectively, in connection with this agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

Employees

At December 31, 2006, the Company employed 16 full-time equivalent employees, compared to 17 full-time equivalent employees at December 31, 2005. The Company provides various benefit plans, including group life, health and a 401(k) Plan. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes employee relations are good.

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

Subsidiary

The Company’s wholly-owned subsidiary, Intervest Realty Servicing Corporation, which was engaged in certain mortgage servicing activities, was dissolved in 2006.

The Company does not have any subsidiaries at December 31, 2006, compared to one at December 31, 2005.

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

Laws regulating the storage, disposal and clean up of hazardous or toxic substances at real property have been adopted at the federal, state and local levels. Such laws may impose a lien on the real property superior to any mortgages on the property. In the event such a lien was imposed on any property which serves as security for a mortgage owned by the Company, the security for such mortgage could be impaired.

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

Item 1A. Risk Factors

References in this section to “we,” “us,” “our,” and Intervest” refer to Intervest Mortgage Corporation, unless otherwise specified. References to the “Bank” refer to Intervest National Bank who, like us, is a subsidiary of our Parent Company, Intervest Bancshares Corporation.

The following risk factors contain important information about us and our business and should be read in their entirety. Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

We depend on a small number of our executive officers and other key employees to implement our business strategy and our business may suffer if we lose their services.

Our success is largely dependent on the business expertise and relationships of a small number of our executive officers and other key employees. Jerome Dansker, our founding chairman and chief executive officer, who was instrumental to our growth and performance, passed away in August 2006. Consistent with our succession planning, his duties were assumed by his son, Lowell S. Dansker. On August 17, 2006, Lowell S. Dansker, age 56, was elected our new Chairman and Chief Executive Officer. In addition, John H. Hoffmann, age 55, was elected our Chief Financial Officer. Mr. Lowell S. Dansker previously served as our Vice Chairman since October 2003 and as President and Treasurer since 1987. He will continue to serve as our President. Mr. Hoffmann has served as

Controller of the Company since October 2000. He will continue to serve in this capacity. Currently, Mr. Lowell S. Dansker serves as our only officer with significant real estate lending experience and he makes all the underwriting and lending decisions. If his services were to become unavailable for any reason, our growth, operations and performance may be adversely affected because of his skills and knowledge of the markets in which we operate, years of real estate lending experience, standing and contacts in the brokerage community and the difficulty of promptly finding qualified replacement personnel.

The Board of Directors of the Holding Company recently adopted a formal management succession plan for the Holding Company and its subsidiaries. The plan identifies internal officers to perform executive officer functions in connection with any temporary change in executive officers due to such things as illnesses or leaves of absence. The plan also describes the procedures to be followed in connection with the selection of permanent replacements, if any, for key officers. There can be no assurance that such plan would be effective.

Our loans are highly concentrated in commercial real estate and multifamily mortgage loans, increasing the risk associated with our loan portfolio.

All of our loan portfolio is comprised of commercial real estate and multifamily mortgage loans, including loans on substantially vacant properties and vacant land. This concentration increases the risk associated with our loan portfolio. Commercial real estate and multifamily loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to single borrowers and repayment of loans secured by income-producing property is typically dependent upon the successful operation of the underlying real estate. Additionally, loans on vacant land typically do not have income streams and depend upon other sources of cash flow from the borrower for repayment. Our average real estate loan size was $1,400,000 at December 31, 2006. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers.

Investments in junior mortgages may be riskier than investments in senior mortgages.

As of December 31, 2006, we owned seventeen (17) junior mortgages, and we may acquire additional junior mortgages in the future. The Bank has a first mortgage on all these loans. Our junior mortgages constitute approximately 12% of the aggregate principal amount of our mortgages. In the event the owner of mortgaged property securing a junior mortgage owned by us defaults on a senior mortgage secured by the property, the holder of the senior mortgage may independently commence foreclosure proceedings. In the event this occurs, there can be no assurance that we will have funds available to cure the default, assuming this would be our desired course of action, in order to prevent foreclosure. If there is a foreclosure on the senior mortgage, as the owner of the junior mortgage we will be entitled to share in only liquidation proceeds after all amounts due to senior lienholders have been fully paid. Actual proceeds available for distribution upon foreclosure may be insufficient to pay all sums due on the senior mortgage, other senior liens and on our junior mortgage, and the costs and fees associated with such foreclosure.

Recovery of non-recourse mortgages is limited to the property itself.

Many of our mortgages are non-recourse or limited recourse. It is expected that many mortgages that we originate in the future will be non-recourse or limited recourse as well. Under the terms of non-recourse mortgages, the owner of the property subject to the mortgage has no personal obligation to pay the mortgage note which the mortgage secures. In addition, our mortgages are primarily on multifamily residential properties and our mortgages are not insured by any governmental agency. Therefore in the event of a default, our ability to recover our investment may be solely dependent upon the value of the mortgaged property and the outstanding principal and interest balances of any loans secured by mortgages and liens that are senior in right to us, which must be paid from the net proceeds of any foreclosure proceeding. Any loss we may incur as a result of the foregoing factors may have a material adverse effect on our business, financial condition and results of operations.

We may compete with, and we do provide services to, our banking affiliates.

We are a wholly-owned subsidiary of Intervest Bancshares Corporation, a financial holding company with one banking subsidiary (the “Bank”). The Bank also originates and acquires mortgages and, from time to time, we may compete with the Bank for mortgage opportunities. In addition, we have an agreement with the Bank whereby we render various services. There are conflicts of interest inherent in all our dealings with our affiliates including:

•	our acquisition of mortgages from affiliates or sale of mortgages or mortgage interests to affiliates,

•	our retention of affiliates to perform services for us, including mortgage servicing,

•	our retention by affiliates to perform services for them, and

•	our affiliates being engaged in making loans involving properties that are similar to those underlying our mortgage loans.

It is unlikely that these conflicts will be resolved by arm’s-length bargaining. Matters involving conflicts of interests will be approved or ratified by a majority vote of our board of directors, including a majority of our “independent” directors, who are neither officers nor employees of ours or our affiliates, in attendance at any meeting considering such matters. However, such persons may serve as directors of the company, as well as its affiliates. No assurance can be given that matters involving conflicts of interests will be resolved in the manner most favorable to holders of our debentures, or that we will pursue, or fully pursue, our rights or remedies against our affiliates.

We have not set aside funds to pay the debentures when they mature.

There is no sinking fund for retirement of our outstanding debentures at or prior to their maturity. We anticipate that principal and accrued interest on the debentures will be paid from our working capital, or from the proceeds of a refinancing of the debentures. However, no assurance can be given that we will have sufficient funds available to pay the debentures at maturity. The debentures are subordinated and unsecured obligations of ours. As a result, if we are unable to pay the debentures at their maturity, the ability of our debenture holders to recover the principal amount of the debentures and any outstanding interest may be limited by the terms and amount of our senior indebtedness and pari passu indebtedness.

We are a highly leveraged company and our indebtedness could adversely affect our financial condition and business.

At December 31, 2006, our borrowed funds and related interest payable was approximately $86.6 million. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements. In addition, the indentures underlying our subordinated debentures contain financial and other restrictive covenants that may limit our ability to incur additional indebtedness. We expect to continue to rely on the issuance of our subordinated debentures in registered, best efforts offerings to the public as a source of funds to support our loan originations. The inability to incur additional indebtedness could adversely affect our business and financial condition by, among other things: limiting our flexibility in planning for, or reacting to, changes in our industry and placing us at a competitive disadvantage with respect to our competitors who may operate on a less leveraged basis. As a result, this may make us more vulnerable to changes in economic conditions and require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes, which, in turn, could have a negative impact on our profitability.

We depend on brokers and other sources for our mortgage lending activities and any reduction in referrals could limit our access to the lending market.

We rely significantly on referrals from mortgage brokers for our loan originations. If those referrals were to decline or did not continue to expand, there can be no assurances that other sources of loan originations would be available.

The employment agreement with our parent company and our chairman permits him to engage in activities that may be considered to be competing with the Company, which may have an adverse effect on our business.

The long-term employment agreement between our parent company and our chairman expressly permits him to engage in outside activities, including activities competitive with the Company. This may have an adverse effect on the business and financial condition of our Company.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

The requirements of Section 404 of the Sarbanes Oxley Act and Securities and Exchange Commission rules and regulations require an annual management report on the Company’s internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and an attestation report by the Company’s independent registered public accounting firm addressing these assessments. Beginning with the Company’s annual report for the year ending December 31, 2007, the Company will have to include in its annual report on Form 10-K filed with the Securities and Exchange Commission a report of management regarding the Company’s internal controls over financial reporting in accordance with the above requirements, including safeguarding of assets as of December 31, 2006. If we fail to maintain an effective system of internal control over financial reporting we may not be able to report our financial results with the desired degree of accuracy or to prevent fraud.

Our assets are heavily concentrated in mortgages on properties located in New York City, and accordingly our business and operations are more vulnerable to downturns in the economy of this concentrated geographic area.

At December 31, 2006, thirty seven (37) of the fifty six (56) mortgage loans in our portfolio, representing approximately 74% of the principal balance of the portfolio were secured by properties in New York City. Of those, nineteen (19), representing approximately 47% of the principal balance of our portfolio were secured by multi-family properties. Many of these properties are subject to rent control and rent stabilization laws imposed in New York City, which limit the ability of the property owners to increase rents. This concentration in the number, type or location of our investments could have a material adverse effect on our business, financial condition or results of operations.

Our business will suffer if we do not continually identify and invest in mortgages.

Our business plan calls for us to invest most of our assets in mortgages. We may be unable to so invest the optimum percentage of our assets because of a lack of available mortgages that meet our investment criteria. As a result, periodically, we may experience lower rates of return from investment of our assets, which could have a material adverse effect on our business, financial condition or results of operations.

Fluctuations in interest rates and credit terms could adversely affect our ability to collect on mortgage loans having balloon payment features.

Fifty one (51) of the mortgage loans in our portfolio at December 31, 2006, representing approximately 97% of the principal balance of our portfolio have balloon payments due at the time of their maturity. We may acquire additional mortgage loans that have balloon payments due at maturity. Volatile interest rates and/or erratic credit conditions and supply of available mortgage funds at the time these mortgage loans mature may cause refinancing by the borrowers to be difficult or impossible, regardless of the market value of the collateral at the time such balloon payments are due. In the event borrowers are unable to refinance these mortgage loans, or in the event borrowers are otherwise unable to make their balloon payments when they become due, such borrowers may default on their mortgage loans, which will have a material adverse effect on our business, financial condition and results of operations.

Competition may affect our ability to generate desired returns on our investments.

We experience significant competition from banks, investment bankers, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, limited partnerships and other lenders and investors engaged in purchasing mortgages or making real property investments with investment objectives similar in whole or in part to ours. An increase in the general availability of investment funds may increase competition in the making of investments in mortgages and real property. Many of our current and potential competitors have significantly greater financial and marketing resources. These competitors may be able to offer more favorable credit terms to mortgagors simply because of their resources. Such competition may require that we alter our credit terms, including reduced origination fees, lower interest rates or less restrictive covenants, which may result in a reduction in our expected return on investments and increased exposure to defaults, which could have a material adverse effect on our business, financial condition and results of operations.

Investments in mortgages and ownership of real property are susceptible to factors outside our control.

All mortgage loans are subject to some degree of risk, including the risk of default by a borrower on the mortgage loan. In addition, as the owner of a mortgage, we may have to foreclose on the mortgage to protect our investment and may thereafter operate the mortgaged property, in which case we are exposed to the risks inherent in the ownership of real estate. A borrower’s ability to make payments due under a mortgage loan, and the amount we, as mortgagee, may realize after a default, is dependent upon the risks associated with real estate investments generally, including:

•	general or local economic conditions,

•	neighborhood values,

•	interest rates,

•	real estate tax rates,

•	operating expenses of the mortgaged properties,

•	supply of and demand for rental units,

•	supply of and demand for properties,

•	ability to obtain and maintain adequate occupancy of the properties,

•	zoning laws,

•	governmental rules, regulations and fiscal policies, and

•	acts of God

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

The real estate industry in general and the kinds of investments which we make in particular may be affected by prevailing interest rates, the availability of funds and the generally prevailing economic environment. The direction of future interest rates and the willingness of financial institutions to make funds available for real estate financing in the future is difficult to predict. The real property underlying any mortgages that may be acquired with the proceeds of this offering and the properties underlying our present mortgage loans will also be affected by prevailing economic conditions and the same factors associated with the ownership of real property, which may affect the ability to collect rent and the borrower’s ability to repay, respectively. We cannot predict what effect, if any, prevailing economic conditions will have on our ability to make mortgage loans or on the operations of the property subject to our investments.

Prepayments of mortgage loans could reduce expected returns on investment.

Although many of our mortgage loans include fees for prepayment, fluctuating interest rates may provide an incentive for borrowers to prepay their loans. If we are unable to reinvest the proceeds of such prepayments at the same or higher interest rates, our business, financial condition and results of operations may be adversely affected.

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

Political issues, including armed conflicts and acts of terrorism, may adversely affect our business.

Political issues, including armed conflicts and acts of terrorism, may have an adverse impact on economic conditions of the country as a whole and may be more pronounced in specific geographic regions. Economic conditions affect the market value of the mortgaged properties underlying the Company’s loans as well as the levels of rent and occupancy of income-producing properties. Since the properties underlying a high concentration of our mortgage loans are located in New York City, we may be more vulnerable to the adverse impact of such occurrences than other institutions.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company’s lease expires in March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent and related costs.

Item 3. Legal Proceedings

The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material effect on the Company’s business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of the Parent Company, so that there is no market for its stock. The payment of dividends by the Company to the Parent Company is subject to restrictions. The Company cannot declare or pay any dividend or make any distribution on its capital stock (other than dividends or distributions payable in capital stock), or purchase, redeem or otherwise acquire or retire for value, or permit any subsidiary to purchase or otherwise acquire for value, capital stock of the Company, if at the time of such payment, the Company is not in compliance with the indentures under which the Company’s debentures were issued. The payment of dividends, if any, will be determined by the Company’s Board of Directors and in addition to the restrictions noted above, is dependent upon a number of factors, including the results of operations and financial condition of the Company.

Item 6. Selected Consolidated Financial Data

The table below presents selected consolidated financial data for the Company. This data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	At or For The Year Ended December 31,
($ in thousands)	2006	2005	2004	2003	2002
Financial Condition Data:
Total assets	$119,471	$115,809	$122,451	$119,578	$97,311
Cash and short-term investments	36,649	27,893	17,151	25,772	17,946
Mortgage loans receivable, net of deferred fees	77,161	82,464	100,520	89,307	73,499
Allowance for mortgage loan losses	262	250	332	191	101
Subordinated debentures and related interest payable	86,625	87,449	97,069	99,402	84,751
Stockholder’s equity	29,742	26,616	23,527	18,173	11,413
Operations Data:
Interest and fee income	$11,079	$10,197	$9,896	$9,269	$8,420
Servicing agreement income - related party	5,299	5,386	4,262	2,343	1,597
Gain on early repayment of mortgages	384	524	447	260	334
Other income	228	98	207	196	125
Total revenues	16,990	16,205	14,812	12,068	10,476
Interest on debentures	6,118	6,305	6,811	6,187	5,483
Amortization of deferred debenture offering costs	1,079	1,065	1,134	953	805
Provision (credit) for mortgage loan losses	12	(82)	141	90	83
General and administrative expenses	3,968	3,172	2,347	1,583	1,332
Total expenses	11,177	10,460	10,433	8,813	7,703
Earnings before income taxes	5,813	5,745	4,379	3,255	2,773
Provision for income taxes	2,687	2,656	2,025	1,496	1,207
Net income	$3,126	$3,089	$2,354	$1,759	$1,566
Ratios and Other Data
Ratio of earnings to fixed charges (1)	1.8x	1.8x	1.6x	1.5x	1.4x

(1)	The ratio of earnings to fixed charges has been computed by dividing earnings (before the provision for income taxes and fixed charges) by fixed charges. Fixed charges consist of interest expense incurred during the period and amortization of deferred debenture offering costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the consolidated financial statements and notes thereto included in this report on Form 10-K.

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to the Bank. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It currently has no subsidiaries. A prior wholly owned subsidiary: Intervest Realty Servicing Corporation, which was engaged in certain mortgage servicing activities, was dissolved in 2006. Intervest Mortgage Corporation is hereafter referred to as the “Company”. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the “Parent Company”) owns 100% of the capital stock of the Company. The Company’s chairman and secretary are also officers, and directors of the Parent Company. The Company’s chairman is also a principal shareholder of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Center, New York, and five full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida).

A significant portion of the Company’s income is derived from non-interest income consisting of servicing agreement income from an affiliate company, Intervest National Bank. The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process.

The Company’s lending activities consist of mortgage loans on real estate properties that mature within approximately three years, including multifamily residential apartment buildings, office buildings, commercial properties and vacant land. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. No mortgage loans have been resold to third parties during the past five years. While the Company has not previously made acquisitions of real property, it may also, from time to time, acquire interests in real property, including fee interests.

Many of the properties collateralizing the loans in the Company’s mortgage loan portfolio are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company’s mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties.

Many of the Company’s mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and interest in certain cases. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

The Company’s profitability is affected by its net interest income, which is the difference between interest income generated from its mortgage loans and the interest expense, inclusive of amortization of offering costs, incurred on its debentures. The Company’s profitability is also affected by its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists of fee income from providing mortgage loan origination services to Intervest National Bank, as well as loan service charges and prepayment income generated from the Company’s loan portfolio. Noninterest expense consists mainly of compensation and benefits expense, occupancy expenses, professional fees, insurance expense and other operating expenses.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. Since the properties underlying the Company’s mortgages are concentrated in the New York City area, the economic conditions in that area also have an impact on the Company’s operations. Additionally, terrorist acts and armed conflicts, such as the war on terrorism, may have an adverse impact on economic conditions.

Critical Accounting Policies

An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. The Company believes that the estimates and assumptions that have been used in connection with the amounts reported in its financial statements and related disclosures are reasonable and in good faith. The Company believes that currently its only significant critical accounting policy relates to the determination of the allowance for loan losses. The allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future losses on loans. The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which could negatively affect the Company’s earnings and financial position. For a further discussion of this policy as well as all of the Company’s significant accounting policies, see note 1 to the consolidated financial statements included elsewhere in this report.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Total assets at December 31, 2006 increased to $119,471,000 from $115,809,000 at December 31, 2005. The increase primarily results from $3,126,000 of income earned in 2006.

Cash and cash equivalents increased to $36,649,000 at December 31, 2006, from $27,893,000 at December 31, 2005 due primarily to loan payoffs exceeding the originations of new loans in 2006. Also contributing to the increase in cash and cash equivalents was $3,126,000 of income earned in 2006.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $76,899,000 at December 31, 2006, compared to $82,214,000 at December 31, 2005. The decrease primarily reflected principal repayments of $65,957,000 exceeding new originations of $60,522,000, as well as a corresponding decrease in unearned income and the allowance for loan losses.

At December 31, 2006 one loan with a principal balance of $2,299,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. The Company recorded investment in this loan was $2,329,000 at December 31, 2006. The company has commenced foreclosure proceedings on this loan. The Company believes that a specific valuation allowance for impaired loans is not required. At December 31, 2005, one loan with a principal balance of $179,000 was on nonaccrual status. This loan was considered impaired under the criteria of SFAS No.114. This loan was a second mortgage where Intervest National Bank, an affiliated company, held the first mortgage. The Company’s recorded investment in that loan was $181,000 at December 31, 2005. This loan was repaid in full during December 2006. The Company believed that a specific valuation allowance was not required at any time for the impaired loan.

At December 31, 2006, there were no loans ninety days past due and still accruing interest. At December 31, 2005, there was $2,649,000 of loans ninety days past due and still accruing interest because they were well secured and in the process of collection.

The allowance for loan losses amounted to $262,000 at December 31, 2006, compared to $250,000 at December 31, 2005. The increase in the allowance was due an increase in the allowance on second mortgages from thirty basis points to sixty basis points. This increase reflects the inherent higher risk associated with a second mortgage as opposed to a first mortgage. In management’s view, there are no specific loans that require an increased allowance. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the consolidated financial statements. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Loan fees receivable decreased to $578,000 at December 31, 2006 from $759,000 at December 31, 2005 due to a lower level of mortgage loans outstanding.

Deferred debenture offering costs, net of accumulated amortization, of $4,118,000 was relatively unchanged at December 31, 2006, compared to $4,084,000 at December 31, 2005. The related level of subordinated debentures payable increased by only one percent during 2006.

Other assets increased to $688,000 at December 31, 2006 compared to $328,000 at December 31, 2005. This increase was primarily due to a $361,000 increase in deferred income tax asset which was related to the effect of the death benefit that the company is paying to the widow of its former Chairman.

Total liabilities at December 31, 2006 increased to $89,729,000, from $89,193,000 at December 31, 2005. The increase primarily reflected a higher level of other liabilities and an increase in subordinated debentures payable, partially offset by a decrease in interest payable on debentures.

Subordinated debentures payable increased to $83,750,000 at December 31, 2006 from $82,750,000 at December 31, 2005. The increase was due to the issuance of $16,000,000 of series 6/12/06 debentures which was largely offset by early repayment of the following debentures: the early repayment on May 1, 2006 of Series 6/28/99 subordinated debenture in the principal amount of $2,000,000 due to mature on 7/1/06; the early repayment on May 1, 2006 of $1,500,000 of Series 1/21/03 subordinated debentures due to mature on 7/1/06; the early repayment on September 1, 2006 of Series 7/25/03 subordinated debenture in the principal amount of $2,500,000 due to mature on 10/1/06; the early repayment on November 1, 2006 of $1,250,000 of Series 9/18/00 subordinated debentures due to mature on 1/1/08; the early repayment on November 1, 2006 of $2,750,000 of Series 8/01/01 subordinated debentures due to mature on 4/1/07; the early repayment on November 1, 2006 of $2,750,000 of Series 8/01/01 subordinated debentures due to mature on 4/1/09 and the early repayment on November 1, 2006 of $2,250,000 of Series 1/17/02 subordinated debentures due to mature on 10/1/07.

At December 31, 2006, debenture interest payable at maturity amounted to $2,875,000, compared to $4,699,000 at year-end 2005. Although debentures outstanding increased by $1,000,000, the debentures that were repaid in 2006 had longer maturities and had a higher percentage of debentures that paid interest at maturity than the debentures that were issued in 2006. Therefore, when the debentures were repaid in 2006, the interest payable decreased by $1,824,000. Nearly all of the accrued interest payable at December 31, 2006 is due and payable at the maturity of the various debentures.

Other liabilities increased to $1,949,000 at December 31, 2006, from $674,000 at December 31, 2005. This was primarily due to $889,000 of death benefit payable over time to the surviving spouse of the Company’s former chairman in accordance with the provisions of his employment contract. Other liabilities also increased due to an increase in income tax payable of $663,000. Income tax payable increased to $890,000 at September 30, 2006, from $227,000 at December 31, 2005 due to the timing of tax payments. These increases were partially offset by a decrease in accrued expenses payable of $103,000 to $100,000 at December 31, 2006 from $203,000 at December 31, 2005. The decrease in accrued expenses payable was primarily due to the payment of accrued bonuses for executive officers in 2005.

Stockholder’s equity increased to $29,742,000 at December 31, 2006, from $26,616,000 at December 31, 2005, due to net income of $3,126,000.

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005

The Company’s net income increased by $37,000 to $3,126,000 in 2006 from $3,089,000 in 2005. The increase was primarily due to a $882,000 increase in total interest and fee income, mostly relating to a higher interest rate environment in 2006 than in 2005 and a decrease in interest expense on debentures of $187,000 due to higher rate debentures being replaced by lower rate debentures in 2006. The increase in net interest income was mostly offset by a $678,000 increase in salaries, resulting primarily from a one time charge described below.

The following table provides information on average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2006 and 2005. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

	For the Year Ended December 31,
	2006			2005
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Assets
Mortgage loans receivable (1)	$89,908	$9,969	11.09%	$88,961	$9,487	10.66%
Short-term investments	24,161	1,110	4.60	22,418	710	3.16
Total interest-earning assets	114,069	$11,079	9.71%	111,379	$10,197	9.15%
Noninterest-earning assets	4,724			4,486
Total assets	$118,793			$115,865
Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$88,136	$7,197	8.17%	$88,815	$7,370	8.30%
Noninterest-bearing liabilities	2,294			2,070
Stockholders’ equity	28,363			24,980
Total liabilities and stockholders’ equity	$118,793			$115,865
Net interest income		$3,882			$2,827
Net interest-earning assets/margin	$25,933		3.40%	$22,564		2.54%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.29x			1.25x
(1)	Mortgage loans receivable include non-performing loans.

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $3,882,000 in 2006, compared to $2,827,000 in 2005. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 3.40% in 2006, from 2.54% in 2005, was due to the Company’s yield on interest-earning assets increasing at a faster pace than its cost of funds and an increase in the ratio of total interest-earning assets to total interest-bearing liabilities from 1.25 to 1.29.

The Company’s yield on interest-earning assets increased 56 basis points to 9.71% in 2006 due to the effect of increases in the prime rate on the Company’s variable-rate loans indexed to the prime rate, which was 300 basis points higher at December 31, 2006 than it was in the beginning of 2005. This increase would have been greater except for the effect of penalty interest of $276,000 received on two loans in 2005 that were satisfied after maturity whose interest was calculated at the contractual default rate. Occasionally, the default interest rate is imposed when a borrower has not entered into a formal extension for the period between maturity and payoff. The increase in yield on interest earning assets was also due to an increase in the yield on short-term investments. The cost of debentures decreased 13 basis points to 8.17% in 2006 largely due to the effect of higher rate debentures that were outstanding during all of 2005 and paid off throughout 2006.

Servicing agreement income decreased to $5,299,000 in 2006, from $5,386,000 in 2005. The decrease of $87,000 was the result of a decrease in fees charged by Intervest National Bank to its borrowers.

Gain on early repayment of mortgages decreased to $384,000 in 2006, from $524,000 in 2005. The decrease of $140,000 was primarily the result of lockout interest payments received in 2005 exceeding lockout interest received in 2006. The Company may receive lockout interest when the borrower prepays a loan prior to the date specified in the mortgage. In such cases the borrower pays interest from the prepayment date through the lockout date.

The Company recorded a $12,000 provision in the allowance for loan losses in 2006 compared to a $82,000 reduction in the allowance for loan losses in 2005. The increase in the allowance in 2006 was due to an increase in the allowance on second mortgages from thirty basis points to sixty basis points. This increase reflects management’s assessment of the inherent higher risk associated with a second mortgage as opposed to a first mortgage.

Salaries and employee benefit expense increased in 2006 by $678,000 to $2,807,000 in 2006 compared to $2,129,000 for 2005 due primarily to one-time charge of $926,000 resulting from the accrual for the payment of a death benefit to the surviving spouse of the Company’s former Chairman and founder, Jerome Dansker, who passed away in August of this year. This charge represents the estimated net present value of the contractual payments that total $1.2 million. This increase was partially offset by reduced salaries and bonuses to a reduced number of executive officers.

General and administrative expenses increased to $1,161,000 in 2006, from $1,043,000 in 2005, primarily due to a $110,000 loss on early repayment of debentures. During 2006, certain higher interest debenture issues were retired which resulted in a loss in 2006, but will result in lower interest expense for the next several quarters.

Occupancy expenses increased $30,000 primarily due to real estate escalation payment which the Company is required to pay under the terms of the lease on our office space. The Company shares office space under an informal agreement with the Parent Company which leases the entire fourth floor consisting of, approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company’s share of the rent and related commercial rent tax excluding real estate escalation costs amounted to approximately $36,000 per month in 2006.

The provision for income taxes amounted to $2,687,000 and $2,656,000 in 2006 and 2005, respectively. The provision represented 46% of pretax income for 2006 and 2005. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004

The Company’s net income increased by $735,000 to $3,089,000 in 2005 from $2,354,000 in 2004. The increase was primarily due to a $1,124,000 increase in service agreement income received from Intervest National Bank, a decrease of $506,000 in interest expense on debentures, a $301,000 increase in interest and fee income and a $223,000 decrease in the provision for loan losses, partially offset by a $825,000 increase in general and administrative expenses, and a $631,000 increase in income tax expense.

The following table provides information on average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2005 and 2004. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

	For the Year Ended December 31,
	2005			2004
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Assets
Mortgage loans receivable (1)	$88,961	$9,487	10.66%	$102,789	$9,657	9.40%
Short-term investments	22,418	710	3.16	16,167	239	1.48
Total interest-earning assets	111,379	$10,197	9.15%	118,956	$9,896	8.32%
Noninterest-earning assets	4,486			4,551
Total assets	$115,865			$123,507
Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$88,815	$7,370	8.30%	$100,022	$7,945	7.94%
Noninterest-bearing liabilities	2,070			2,486
Stockholders’ equity	24,980			20,999
Total liabilities and stockholders’ equity	$115,865			$123,507
Net interest income		$2,827			$1,951
Net interest-earning assets/margin	$22,564		2.54%	$18,934		1.64%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.25x			1.19x
(1)	Mortgage loans receivable include non-performing loans.

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $2,827,000 in 2005, compared to $1,951,000 in 2004. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 2.54% in 2005, from 1.64% in 2004, was due to the Company’s yield on interest-earning assets increasing at a faster pace than its cost of funds and an increase in the ratio of total interest-earning assets to total interest-bearing liabilities from 1.19 to 1.25.

The Company’s yield on interest-earning assets increased 83 basis points to 9.15% in 2005 due to: the effect of increases in the prime rate on the Company’s variable-rate loans indexed to the prime rate, which was 325 basis points higher at December 31, 2005 than it was in the beginning of 2004; and $276,000 of penalty interest received on two loans that were satisfied after maturity whose interest was calculated at the contractual default rate. Occasionally, the default interest rate is imposed when a borrower has not entered into a formal extension for the period between maturity and payoff. The increase in yield on interest earning assets was also due to an increase in the yield on short-term investments. The cost of debentures increased 36 basis points to 8.30% in 2005 largely due to the effect of the increase in the prime rate on floating-rate debentures. These debentures were indexed to the JPMorgan Chase Bank prime rate at the beginning of the quarter and therefore had a higher interest rate in the 2005 than in 2004.

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

Occupancy expenses decreased $92,000 due to expiration of the lease on the space the Company previously occupied at 10 Rockefeller Plaza. These items were partially offset by increased rent on the Company’s new larger office space at One Rockefeller Plaza. The Company shares office space under an informal agreement with its Parent Company which leases the entire fourth floor consisting of, approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company’s share of the rent and related commercial rent tax amounted to approximately $36,000 per month in 2005. The lease on the Company’s former space expired in September 2004 and the Company’s obligation to pay approximately $22,000 per month ended in September 2004.

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

Company Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operations, lending commitments and the repayment of debentures. The Company’s principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations including servicing fee income from Intervest National Bank. From time to time, the Company also receives capital contributions from the Parent Company. For additional information about the cash flows from the Company’s operating, investing and financing activities, see the consolidated statements of cash flows included elsewhere in this report.

The Company has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. In addition, service fee income the Company receives from Intervest National Bank comprises a significant percentage of the Company’s cash flow. The Company has a servicing agreement with Intervest National Bank, whereby the Company provides the Bank with mortgage loan origination services and receives a monthly fee that is based on loan origination volumes and fees earned by the Bank. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Bank’s underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. The services are performed by the Company’s personnel and the related expenses are borne by the Company.

The Company’s lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 6 to the consolidated financial statements included elsewhere in this report, at December 31, 2006, $83,750,000 in aggregate principal amount of the Company’s subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 7.75% per annum and maturities that range from April 1, 2007 to July 1, 2014. In 2006, the Company repaid various debentures for a total of $18,000,000 ($15,000,000 of principal and $3,000,000 of related accrued interest payable), and issued new debentures with an aggregate principal amount of $16,000,000 for net proceeds, after offering costs, of $14,778,000. At December 31, 2006, the Company had $3,329,000 of debentures and related accrued interest payable maturing by December 31, 2007, which was repaid in the first two months of 2007.

At December 31, 2006, the Company had approximately $36,600,000 in cash and cash equivalents and outstanding commitments to lend of only $22,500. In addition, approximately $35,472,000 of mortgages will mature in 2007 and the Company will not be required to repay any principal on its debentures in 2007, other than the $2,000,000 that was repaid on February 1, 2007. As a result, both current cash and the proceeds from repayment of maturing mortgages will be available in 2007 for investment in new mortgages. The current level of cash and cash equivalents is higher than has been customary for the Company and the level of outstanding commitments is at a historically low level. The increase in cash is primarily attributable to a significant decline in originations of new mortgage loans during the second half of 2006. The decline in originations is attributable to market conditions which have made it more difficult for management to identify mortgage investment opportunities meeting the criteria and characteristics embodied in our investment policies.

While the Company continually assesses its liquidity position to assess the best uses of resources, the Company recognizes that the level of its outstanding loan commitments has always fluctuated with market conditions and is somewhat unpredictable. The Company continues to actively seek opportunities for mortgage investments and presently intends to preserve cash to allow the Company to meet changes in loan demand. The Company considers its current liquidity and sources of funds sufficient to satisfy the Company’s outstanding lending commitments and our maturing liabilities.

Off-Balance Sheet Commitments

Commitments to extend credit amounted to $22,500 at December 31, 2006, of which nearly all will either close or expire in 2007. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2006.

		Due In
($ in thousands)	Total	2007	2008 and 2009	2010 and 2011	2012 and Later
Subordinated debentures payable	$83,750	2,000	22,250	28,000	31,500
Death benefit payments	713	77	168	189	279
Debenture interest payable	2,875	1,329	510	682	354
	$87,338	3,406	22,928	28,871	32,133

Asset and Liability Management

Interest rate risk arises from differences in the repricing of assets and liabilities within a given time period. The Company does not engage in trading or hedging activities and does not invest in interest-rate derivatives or enter into interest rate swaps.

The Company uses “gap analysis,” which measures the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a given time period, to monitor its interest rate sensitivity. An asset or liability is normally considered to be interest-rate sensitive if it will reprice or mature within one year or less. The interest-rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a one-year time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. Conversely, a gap is considered negative when the opposite is true.

In a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. In a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of the Company’s assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

The Company has a “floor,” or minimum rate, on many of its floating-rate loans that is determined in relation to prevailing market rates on the date of origination. This floor only adjusts upwards in the event of increases in the loan’s interest rate. This feature reduces the unfavorable effect on interest income of a falling rate environment because the interest rates on such loans do not reset downward. However, the Company may nonetheless experience loan prepayments, the amount of which cannot be predicted, and reinvestment risk associated with the resulting proceeds.

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The Company’s one-year interest rate sensitivity gap remained relatively unchanged with a positive $96,914,000, or 81% of total assets, at December 31, 2006, compared to a positive $94,622,000, or 82%, at December 31, 2005.

The following table summarizes information relating to the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2006, that is scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Floating-rate loans (1)	$55,739	$-	$-	$-	$55,739
Fixed-rate loans (1)	5,674	3,647	7,368	3,112	19,801
Total loans	61,413	3,647	7,368	3,112	75,540
Short-term investments	35,183	-	-	-	35,183
Total rate-sensitive assets	$96,596	$3,647	$7,368	$3,112	$110,723
Debentures payable (1)	$-	$2,000	$37,250	$44,500	$83,750
Accrued interest on debentures	1,246	83	876	670	2,875
Total rate-sensitive liabilities	$1,246	$2,083	$38,126	$45,170	$86,625
GAP (repricing differences)	$95,350	$1,564	$(30,758)	$(42,058)	$24,098
Cumulative GAP	$95,350	$96,914	$66,156	$24,098	$24,098
Cumulative GAP to total assets	79.8%	81.1%	55.4%	20.2%	20.2%

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

Sarbanes Oxley Act of 2002

The requirements of Section 404 of the Sarbanes Oxley Act and Securities and Exchange Commission rules and regulations require an annual management report on the Company’s internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and an attestation report by the Company’s independent registered public accounting firm addressing these assessments.

Beginning with the Company’s annual report for the year ending December 31, 2007, the Company will be required to include in its annual report on Form 10-K filed with the Securities and Exchange Commission a report of management’s assessment regarding the Company’s internal controls over financial reporting in accordance with the above requirements. Since the Company’s Parent Company will be required to include such a report in its Report on Form 10-K for the year ended December 31, 2006, and since the Company’s accounts are included in the consolidated financial statements of the Parent Company, the Company’s management has reviewed its internal controls and believes that, as of December 31, 2006, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and debenture issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2006 and 2005, which reflect changes in market prices and rates, can be found in note to the consolidated financial statements.

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital. For a further discussion, see the section “Asset and Liability Management.”

Item 8. Financial Statements and Supplementary Data

Financial Statements

The following consolidated financial statements of the Company are included herein:

- Report of Independent Registered Public Accounting Firm (page 28)

- Consolidated Balance Sheets at December 31, 2006 and 2005 (page 29)

- Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004 (page 30)

- Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004 (page 31)

- Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004 (page 32)

- Notes to the Consolidated Financial Statements (pages 33 to 46)

- Schedule IV – Mortgage Loans on Real Estate (pages 47 and 48)

Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder

Intervest Mortgage Corporation

New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Mortgage Corporation as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith P.A., P.C
Hacker, Johnson & Smith P.A., P.C
Tampa, Florida
February 16, 2007

Intervest Mortgage Corporation

Consolidated Balance Sheets

	At December 31,
($ in thousands)	2006	2005
ASSETS
Cash	$1,466	$1,509
Short-term investments	35,183	26,384

Total cash and cash equivalents	36,649	27,893
Mortgage loans receivable (net of unearned fees and discounts and allowance for loan losses)	76,899	82,214
Accrued interest receivable	499	467
Loan fees receivable	578	759
Fixed assets, net	40	64
Deferred debenture offering costs, net	4,118	4,084
Other assets	688	328
Total assets	$119,471	$115,809
LIABILITIES
Mortgage escrow funds payable	$1,155	$1,070
Subordinated debentures payable	83,750	82,750
Debenture interest payable at maturity	2,875	4,699
Other liabilities	1,949	674
Total liabilities	$89,729	$89,193
Commitments and contingencies (notes 12 and 13)
STOCKHOLDER’S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)	2,100	2,100
Class B common stock (no par value, 100 shares authorized, none issued)	-	-
Additional paid-in-capital	11,510	11,510
Retained earnings	16,132	13,006
Total stockholder’s equity	29,742	26,616
Total liabilities and stockholder’s equity	$119,471	$115,809

See accompanying notes to consolidated financial statements.

Intervest Mortgage Corporation

Consolidated Statements of Income

	Year Ended December 31,
($ in thousands)	2006	2005	2004
REVENUES
Interest and fee income on mortgages	$9,969	$9,487	$9,657
Interest income on short-term investments	1,110	710	239
Total interest and fee income	11,079	10,197	9,896
Servicing agreement income – related party	5,299	5,386	4,262
Income from the early repayment of mortgage loans	384	524	447
Other income	228	98	207
Total revenues	16,990	16,205	14,812
EXPENSES
Interest on debentures	6,118	6,305	6,811
Amortization of deferred debenture offering costs	1,079	1,065	1,134
Provision (credit) for loan losses	12	(82)	141
Salaries and employee benefits	2,807	2,129	1,348
General and administrative	1,161	1,043	999
Total expenses	11,177	10,460	10,433
Income before income taxes	5,813	5,745	4,379
Provision for income taxes	2,687	2,656	2,025
Net income	$3,126	$3,089	$2,354

See accompanying notes to consolidated financial statements.

Intervest Mortgage Corporation

Consolidated Statements of Changes in Stockholder’s Equity

	Year Ended December 31,
($ in thousands)	2006	2005	2004
CLASS A COMMON STOCK
Balance at beginning and end of year	$2,100	$2,100	$2,100
CLASS B COMMON STOCK
Balance at beginning and end of year	-	-	-
ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of year	11,510	11,510	8,510
Contributions from Parent Company	-	-	3,000
Balance at end of year	11,510	11,510	11,510
RETAINED EARNINGS
Balance at beginning of year	13,006	9,917	7,563
Net income	3,126	3,089	2,354
Balance at end of year	16,132	13,006	9,917

Total stockholder’s equity at end of year	$29,742	$26,616	$23,527

See accompanying notes to consolidated financial statements.

Intervest Mortgage Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2006	2005	2004
OPERATING ACTIVITIES
Net income	$3,126	$3,089	$2,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27	29	32
Provision (credit) for loan losses	12	(82)	141
Amortization of deferred debenture offering costs	1,078	1,065	1,134
Loss on the early extinguishment of debentures	110	-	-
Amortization of premiums, fees and discounts, net	(1,118)	(878)	(1,047)
Gain on early repayment of mortgage loans receivable	(384)	(524)	(447)
Net increase (decrease) in mortgage escrow funds payable	86	(574)	(27)
Net (decrease) increase in debenture interest payable at maturity	(1,824)	(3,520)	(3,833)
(Benefit) deferred income tax	(361)	49	(44)
Decrease (increase) in loan exit fees receivable	181	125	(121)
Net change in all other assets and liabilities	2,611	1,688	1,441
Net cash provided by (used in) operating activities	3,544	467	(417)
INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable	65,957	71,335	61,270
Originations of mortgage loans receivable	(60,522)	(46,077)	(72,385)
Participation with Intervest National Bank	-	(7,000)	-
Purchases of fixed assets, net	(1)	(5)	(35)
Net cash provided by (used in) investing activities	5,434	18,253	(11,150)
FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs	14,778	24,122	19,946
Principal repayments of debentures	(15,000)	(32,100)	(20,000)
Capital contributions from Parent Company	-	-	3,000
Net cash (used in) provided by financing activities	(222)	(7,978)	2,946
Net increase (decrease) in cash and cash equivalents	8,756	10,742	(8,621)

Cash and cash equivalents at beginning of year	27,893	17,151	25,772
Cash and cash equivalents at end of year	$36,649	$27,893	$17,151
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$7,943	$9,825	$10,644
Income taxes	2,385	2,439	2,112

See accompanying notes to consolidated financial statements.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Intervest Mortgage Corporation (the “Company”) is a wholly owned subsidiary of Intervest Bancshares Corporation (the “Parent Company”). The Company is engaged in the real estate business, including the origination and purchase of real estate mortgage loans. The Company also provides loan origination services to Intervest National Bank, a wholly owned subsidiary of the Parent Company. The chairman and secretary of the Company are directors of the Company and are also officers and directors of the Parent Company. The chairman of the Company is also a principal shareholder of the Parent Company.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Intervest Mortgage Corporation and its wholly owned subsidiary, Intervest Realty Servicing Corporation, which was dissolved in 2006. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the estimated fair values of the Company’s financial instruments.

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

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

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

Allowance for Mortgage Loan Losses

The allowance for mortgage loan losses is netted against mortgage loans receivable and is increased by provisions charged to income and decreased by chargeoffs (net of recoveries) or credits to income. The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem mortgage loans receivable and estimates of fair value thereof; historical chargeoffs and recoveries, adverse situations which may affect the borrowers’ ability to repay, and management’s perception of the current and anticipated economic conditions in the Company’s lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for loan losses is computed related to certain mortgage loans receivable that are impaired. A loan is normally deemed impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired mortgage loans receivable normally consist of mortgage loans receivable on nonaccrual status. Interest income on impaired mortgage loans receivable is recognized on a cash basis. Impairment for commercial real estate and residential mortgage loans receivable is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or the observable market price of the loan or the estimated fair value of the loan’s collateral, if payment of the principal and interest is dependent upon the collateral. When the fair value of the property is less than the recorded investment in the loan, this deficiency is recognized as a valuation allowance, and a charge to the provision for loan losses. The Company will charge off any portion of a recorded investment in a loan that exceeds its fair value of the collateral.

Fixed Assets

Fixed assets are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Maintenance, repairs and minor improvements are charged to operating expenses as incurred while major improvements are capitalized.

Deferred Debenture Offering Costs

Costs relating to offerings of debentures are amortized over the terms of the debentures. Deferred debenture offering costs consist primarily of underwriters’ commissions.

Advertising Costs

Advertising costs are expensed as incurred.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

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

Recent Accounting and Regulatory Developments

Accounting for Pension Plans. In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the consolidated statement of financial condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. SFAS 158 is effective for the Company on January 1, 2007. Currently, the Company does not offer any plans covered under this statement and therefore the adoption of this statement will have no impact on the Company’s financial statements.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis. SFAS 156 is effective for the Company on January 1, 2007. The Company is currently evaluating the provisions of SFAS 156 and its potential effect on its financial statements.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

1.	Description of Business and Summary of Significant Accounting Policies, Continued

FSP FIN 46(R)-6. In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”. FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R). Variability affects the determination of whether an entity is a VIE, which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to consolidate. FSP FIN 46(R)-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests. The Company adopted FSP FIN 46(R)-6 effective September 1, 2006. FSP FIN 46(R)-6 must be applied prospectively to all entities in which the Company first becomes involved with as of the date of adoption. The adoption of FSP FIN 46(R)-6 is not expected to have a material effect on the Company’s financial statements.

Accounting for Misstatements. In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for the Company in 2007. The Company does not believe the guidance provided by SAB 108 will have a material effect on the Company’s financial statements.

Accounting for Uncertainty in Income Taxes. On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption did not affect the Company’s financial statements.

2.	Mortgage Loans Receivable

Mortgage loans receivable are summarized as follows:

	At December 31, 2006		At December 31, 2005
($ in thousands)	# of loans	Amount	# of loans	Amount
Residential multifamily mortgage loans receivable	22	37,839	33	$39,375
Commercial real estate mortgage loans receivable Land and land development loans receivable	31 3	37,593 2,406	30 2	36,267 7,632
Mortgage loans receivable	56	77,838	65	83,274
Deferred loan fees and unamortized discount		(677)		(810)
Mortgage loans receivable, net of fees and discount		77,161		82,464
Allowance for mortgage loan losses		(262)		(250)
Mortgage loans receivable, net		76,899		$82,214

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

2.	Mortgage Loans Receivable, Continued

At December 31, 2006, the loan portfolio consisted of $68,324,000 and $9,514,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $19,801,000 of fixed-rate loans and $58,037,000 of adjustable-rate loans. At December 31, 2005, the loan portfolio consisted of $55,044,000 and $28,230,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $11,096,000 of fixed-rate loans and $72,178,000 of adjustable-rate loans.

At December 31, 2006, effective interest rates on mortgages ranged from 5.65% to 14.21%, compared to 5.07% to 16.07% at December 31, 2005. Many of the mortgage loans receivable have an interest rate floor which resets upward along with any increase in the loan’s interest rate. This feature reduces the loan’s interest rate exposure in periods of declining interest rates.

During 2006, 2005 and 2004, certain mortgages were repaid in full prior to their maturity date. The prepayments resulted in the recognition of unearned fees and discounts associated with such mortgage loans receivable, as well as penalty or lockout interest from the prepayment date through the lockout date and the receipt of prepayment fees in certain cases. For 2006, 2005 and 2004, income associated with the prepayments of mortgages was $384,000, $524,000 and $447,000, respectively.

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

The geographic distribution of the properties that collateralize the loan portfolio is summarized as follows:

	At December 31, 2006		At December 31, 2005
($ in thousands)	Amount	% of Total	Amount	% of Total
New York	$62,928	80.8%	$57,545	69.1%
Florida	8,678	11.2	7,737	9.3
New Jersey	5,976	7.7	8,703	10.5
Connecticut	109	0.1	5,810	7.0
Michigan	-	-	2,206	2.6
Alabama	-	-	774	0.9
All other	147	0.2	499	0.6
	$77,838	100.0%	$83,274	100.0%

The following table shows scheduled contractual principal repayments of the loan portfolio at December 31, 2006:

($ in thousands)
Year ended December 31, 2007	$35,572
Year ended December 31, 2008	23,118
Year ended December 31, 2009	7,763
Year ended December 31, 2010	91
Year ended December 31, 2011	1,541
Thereafter	9,753
$77,838

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

2.	Mortgage Loans Receivable, Continued

At December 31, 2006, $31,787,000 of mortgage loans receivable with adjustable rates and $10,480,000 of mortgage loans receivable with fixed rates are due after one year. At December 31, 2005, $32,187,000 of mortgage loans receivable with adjustable rates and $6,274,000 of mortgage loans receivable with fixed rates are due after one year.

At December 31, 2006 one loan with a principal balance of $2,299,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. The Company recorded investment in this loan was $2,329,000 at December 31, 2006. The company has commenced foreclosure proceedings on this loan. The Company believes that a specific valuation allowance for impaired loans is not required. At December 31, 2005, one loan with a principal balance of $179,000 was on nonaccrual status. This loan was considered impaired under the criteria of SFAS No.114. This loan was a second mortgage where Intervest National Bank, an affiliated company, held the first mortgage. The Company’s recorded investment in this loan was $181,000 at December 31, 2005. This loan was repaid in full during December 2006. The Company believed that a specific valuation allowance was not required at any time for the impaired loans.

At December 31, 2006, there were no loans ninety days past due and still accruing interest. At December 31, 2005, there was $2,649,000 of loans ninety days past due and still accruing interest because they were well secured and in the process of collection. Such amount represented three loans that were past their maturity dates. In each case, with the agreement of the Company, the borrower continued to make monthly payments of interest and principal. In the first quarter of 2006, one of the past due loans with a principal balance of $1,121,000 was repaid. In the second quarter, another of the past due loans with a principal balance of $165,000 was classified as an on demand loan that is running open. All monthly payments have been made on a timely basis for this loan. In the third quarter of 2006, the remaining loan with a balance of $1,324,000 was repaid in full.

Interest income that was not recorded on the nonaccrual loan under its contractual terms for year ended December 31, 2006 and 2005 amounted to $71,000 and $23,000, respectively. The average balance of nonaccrual (impaired) loans for 2006, 2005 and 2004 were $703,000, $181,000 and $76,000, respectively.

3.	Allowance for Mortgage Loan Losses

Activity in the allowance for mortgage loan losses is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2006	2005	2004
Balance at beginning of year	$250	$332	$191
Provision (credit) for loan losses	12	(82)	141
Balance at end of year	$262	$250	$332

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

4.	Fixed Assets

Fixed assets are summarized as follows:

	At December 31,
($ in thousands)	2006	2005
Furniture, fixtures and equipment	$74	$81
Automobile	43	43
Total cost	117	124
Less accumulated deprecation	(77)	(60)
Fixed assets, net	$40	$64

5.	Deferred Debenture Offering Costs

Deferred debenture offering costs are summarized as follows:

	At December 31,
($ in thousands)	2006	2005
Deferred debenture offering costs	$6,775	$6,470
Less accumulated amortization	(2,657)	(2,386)
Deferred debenture offering costs, net	$4,118	$4,084

6.	Subordinated Debentures Payable

The following table summarizes debenture payable.

		At December 31,	At December 31,
($ in thousands)		2006	2005
Series 06/28/99 – interest at 9% fixed	- due July 1, 2006	$-	$2,000
Series 09/18/00 – interest at 9% fixed	- due January 1, 2008	-	1,250
Series 08/01/01 – interest at 8% fixed	- due April 1, 2007	-	2,750
Series 08/01/01 – interest at 8 1/2% fixed	- due April 1, 2009	-	2,750
Series 01/17/02 – interest at 7 1/2% fixed	- due October 1, 2007	-	2,250
Series 01/17/02 – interest at 7 3/4% fixed	- due October 1, 2009	2,250	2,250
Series 08/05/02 – interest at 7 1/2% fixed	- due January 1, 2008	3,000	3,000
Series 08/05/02 – interest at 7 3/4% fixed	- due January 1, 2010	3,000	3,000
Series 01/21/03 – interest at 6 3/4% fixed	- due July 1, 2006	-	1,500
Series 01/21/03 – interest at 7 % fixed	- due July 1, 2008	3,000	3,000
Series 01/21/03 – interest at 7 1/4% fixed	- due July 1, 2010	3,000	3,000
Series 07/25/03 – interest at 6 1/2% fixed	- due October 1, 2006	-	2,500
Series 07/25/03 – interest at 6 3/4% fixed	- due October 1, 2008	3,000	3,000
Series 07/25/03 – interest at 7 % fixed	- due October 1, 2010	3,000	3,000
Series 11/28/03 – interest at 6 1/4 % fixed	- due April 1, 2007	2,000	2,000
Series 11/28/03 – interest at 6 1/2% fixed	- due April 1, 2009	3,500	3,500
Series 11/28/03 – interest at 6 3/4 % fixed	- due April 1, 2011	4,500	4,500
Series 06/07/04 – interest at 6 1/4 % fixed	- due January 1, 2008	2,500	2,500
Series 06/07/04 – interest at 6 1/2% fixed	- due January 1, 2010	4,000	4,000
Series 06/07/04 – interest at 6 3/4 % fixed	- due January 1, 2012	5,000	5,000
Series 03/21/05 – interest at 6 1/4 % fixed	- due April 1, 2009	3,000	3,000
Series 03/21/05 – interest at 6 1/2% fixed	- due April 1, 2011	4,500	4,500
Series 03/21/05 – interest at 7 % fixed	- due April 1, 2013	6,500	6,500
Series 08/12/05 – interest at 6 1/4 % fixed	- due October 1, 2009	2,000	2,000
Series 08/12/05 – interest at 6 1/2% fixed	- due October 1, 2011	4,000	4,000
Series 08/12/05 – interest at 7 % fixed	- due October 1, 2013	6,000	6,000
Series 06/12/06 – interest at 6 1/2 % fixed	- due July 1, 2010	2,000	-
Series 06/12/06 – interest at 6 3/4 % fixed	- due July 1, 2012	4,000	-
Series 06/12/06 – interest at 7 % fixed	- due July 1, 2014	10,000	-
		$83,750	$82,750

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

6.	Subordinated Debentures Payable, Continued

•	On May 1, 2006, the Company’s Series 6/28/99 debentures due July 1, 2006 were repaid for $2,000,000 of principal and $1,645,000 of accrued interest.

•	On May 1, 2006, the Company’s Series 1/21/03 debentures due July 1, 2006 were repaid for $1,500,000 of principal and $8,000 of accrued interest.

•	On September 1, 2006, the Company’s Series 7/25/03 debentures due October 1, 2006 were repaid for $2,500,000 of principal and $27,000 of accrued interest.

•	On November 1, 2006, the Company’s Series 9/18/00 debentures due January 1, 2008 were repaid for $1,250,000 of principal and $882,000 of accrued interest.

•	On November 1, 2006, the Company’s Series 8/01/01 debentures due April 1, 2007 were repaid for $2,750,000 of principal and $123,000 of accrued interest.

•	On November 1, 2006, the Company’s Series 8/01/01 debentures due April 1, 2009 were repaid for $2,750,000 of principal and $224,000 of accrued interest.

•	On November 1, 2006, the Company’s Series 1/17/02 debentures due October 1, 2007 were repaid for $2,250,000 of principal and $80,000 of accrued interest.

Subsequent to December 31, 2006 and prior to the date of this report, the following debentures were repaid:

•	On February 1, 2007, the Company’s Series 11/28/03 debentures due April 1, 2007 were repaid for $2,000,000 of principal and $504,000 of accrued interest.

In July 2006, the Company completed a public offering of $16,000,000 aggregate principal amount of Series 6/12/06 debentures, maturing at various times through July 1, 2014 and at fixed rates of interest ranging from 6.5% to 7%. Net proceeds after offering costs amounted to $14,778,000.

Interest is paid quarterly on the Company’s debentures except for the following: $80,000 of Series 1/17/02; $1,130,000 of Series 8/05/02; $1,750,000 of Series 11/28/03 ($1,340,000 after the February 1, 2007 repayments); $1,910,000 of Series 6/7/04; $1,920,000 of Series 3/21/05; $1,820,000 of Series 8/12/05; and $2,300,000 of Series 6/12/06 all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

The holders of 1/17/02 through 8/12/05 debentures can require the Company, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning January 1, 2008 for Series 6/7/04, April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05) provided; however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

The Company’s debentures may be redeemed at its option at any time, in whole or in part. These redemptions would be for face value, except for Series 8/12/05 and 6/12/06. Redemptions of Series 8/12/05 and 6/12/06 debentures would be at a premium of 1% if they occurred prior to April 1, 2007 for the Series 8/12/05 and January 1, 2008 for the Series 6/12/06 debentures. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

6.	Subordinated Debentures Payable, Continued

Scheduled contractual maturities of debentures as of December 31, 2006 are summarized as follows:

($ in thousands)	Principal	Accrued Interest
Year ending December 31, 2007	$2,000	$1,329
Year ending December 31, 2008	11,500	291
Year ending December 31, 2009	10,750	219
Year ending December 31, 2010	15,000	366
Year ending December 31, 2011	13,000	316
Thereafter	31,500	354
	$83,750	$2,875

7.	Dividend Restriction

The payment of dividends by the Company to the Parent Company is subject to restrictions. The Company cannot declare or pay any dividend or make any distribution on its capital stock (other than dividends or distributions payable in capital stock), or purchase, redeem or otherwise acquire or retire for value, or permit any subsidiary to purchase or otherwise acquire for value, capital stock of the Company, if at the time of such payment, the Company is not in compliance with certain provisions of the indentures under which the Company’s debentures were issued.

8.	Profit Sharing Plan

The Company sponsors tax-qualified, profit sharing plans in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a period of time. Total cash contributions to the plan for 2006, 2005 and 2004 were $24,000, $23,000 and $18,000, respectively.

9.	Rental Expense

The Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company’s lease expires March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent.

Total rent expense amounted to $469,000 in 2006, $435,000 in 2005 and $486,000 in 2004.

10.	Related Party Transactions

From time to time, the Company participates with Intervest National Bank (a wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had $ 6,500,000 participation outstanding with Intervest National Bank at December 31, 2006, compared to $ 7,000,000 participation outstanding with Intervest National Bank at December 31, 2005.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

10.	Related Party Transactions, Continued

The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $5,299,000, $5,386,000 and $4,262,000 for the years ended 2006, 2005 and 2004, respectively, in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $18,832,000 at December 31, 2006, and $24,857,000 at December 31, 2005. The Company received interest income of $555,000, $403,000 and $138,000 for the years ended 2006, 2005 and 2004, respectively, in connection with such deposits. These amounts are included in interest income in the consolidated statements of operations.

Intervest Securities Corporation, an affiliate until it was dissolved in October 2006, received commissions and fees aggregating $50,000, $115,000 and $119,000 for the years ended 2006, 2005 and 2004 in connection with its participation as a selected dealer in the placement of subordinated debentures of the Company.

The Company paid fees of $88,000 in 2006, $103,000 in 2005 and $137,000 in 2004 for legal services rendered by a law firm, a partner of which is a director of the Company. The Company paid commissions and fees in connection with the placement of debentures aggregating $530,000 in 2006, $925,000 in 2005 and $680,000 in 2004 to Sage, Rutty & Co., Inc, a broker/dealer, a principal of which is a director of the Company. These amounts do not include commissions reallowed by Sage, Rutty & Co., Inc. to other brokers/dealers participating in the placement of the Company’s debentures.

The Company will reimburse the Parent Company for the new leased space as follows: $396,000 in 2007; $428,000 in 2008; $438,000 in 2009; $438,000 in 2010; $444,000 in 2011 and $1,035,000 thereafter for an aggregate amount of $3,179,000.

The Company has a management agreement with its Parent, that is reviewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $150,000 to the Parent Company in 2006 and 2005, compared to $75,000 for the year of 2004.

The company has seventeen (17) second mortgages totaling $9,514,000, all of which are the loans where Intervest National Bank holds the first mortgage.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

11.	Income Taxes

The Company files consolidated Federal and combined New York State and New York City income tax returns with its Parent Company on a calendar year basis. Income taxes are provided as if the Company filed a separate consolidated tax return with its subsidiary.

At December 31, 2006 and 2005, the Company’s net deferred tax asset was $673,000 and $312,000, respectively, which is included in other assets on the consolidated balance sheets. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available evidence. Management concluded that a valuation allowance was not necessary at any time in 2006, 2005 or 2004.

Allocation of federal, state and local income taxes between current and deferred portions is as follows:

($ in thousands)	Current	(Benefit) Deferred	Total
Year Ended December 31, 2006:
Federal	$1,912	$(273)	$1,639
State and Local	1,136	(88)	1,048
	$3,048	(361)	$2,687
Year Ended December 31, 2005:
Federal	$1,633	$38	$1,671
State and Local	973	12	985
	$2,606	50	$2,656
Year Ended December 31, 2004:
Federal	$1,298	$(34)	$1,264
State and Local	772	(11)	761
	$2,070	$(45)	$2,025

The components of the deferred tax benefit are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2006	2005	2004
Deferred loan fees and discount	$-	$56	$20
Allowance for loan losses	(6)	38	(65)
Depreciation	-	11	-
Compensation	(355)	(55)	-
	$(361)	$50	$(45)

The tax effects of the temporary differences that give rise to the deferred tax asset are summarized as follows:

		At December 31,
($ in thousands)		2006	2005
Attributable to:	Deferred loan fees and discount	$144	$144
	Allowance for loan losses	120	114
	Compensation	409	54
		$673	$312

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

11.	Income Taxes, Continued

Reconciliation between the statutory federal income tax rate and the Company’s effective tax rate follows:

	For the Year Ended December 31,
($ in thousands)	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes rate, net of federal benefit	11.2	11.2	11.2
	46.2%	46.2%	46.2%

12.	Commitments and Contingencies

The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to extend credit amounted to $22,500 at December 31, 2006, nearly all of which will either close or expire in 2006.

The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

13.	Contractual Death Benefit Payments

As a result of the death of Jerome Dansker in August 2006, the Company is contractually obligated to pay death benefits to his spouse pursuant to the terms of his employment agreements with the Company. The agreements require the payment to Mr. Jerome Dansker’s spouse of an amount called the “Distribution Amount” during a period called the “Distribution Term”. The Distribution Amount is 50% of the amounts that would have been paid monthly to Jerome Dansker as salary by us and the Distribution Term is the balance of the term of the agreement, or through June 30, 2014.

In connection with this contractual obligation, we recorded a consolidated death benefit payable and corresponding expense of $900,000 in the third quarter of 2006. The amount represents the estimated net present value of the total monthly death benefit payments of $1,200,000 that are payable to our former chairman’s spouse through June 30, 2014. The difference between the estimated net present value and the total payments will be recorded as interest expense in future periods through June 30, 2014 and included as a component of our benefit expenses. As of December 31, 2006, the total remaining payments due are as follows: $80,000 in 2007 and 2008, $90,000 in 2009 and 2010, $100,000 in 2011 and 2012, $110,000 in 2013 and $70,000 in 2014.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

14.	Estimated Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time based on available information about each financial instrument. Where available, quoted market prices are used. However, a significant portion of the Company’s financial instruments, such as commercial real estate and multifamily mortgage loans receivable, do not have an active marketplace in which they can be readily sold or purchased to determine fair value. Consequently, fair value estimates for such instruments are based on assumptions made by management that include the financial instrument’s credit risk characteristics and future estimated cash flows and prevailing interest rates. As a result, these fair value estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Accordingly, changes in any of management’s assumptions could cause the fair value estimates to deviate substantially. The fair value estimates also do not reflect any additional premium or discount that could result from offering for sale, at one time, the Company’s entire holdings of a particular financial instrument, nor estimated transaction costs.

Further, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on and have not been considered in the fair value estimates. Finally, fair value estimates do not attempt to estimate the value of anticipated future business and the Company’s customer relationships.

The carrying and estimated fair values of the Company’s financial instruments are as follows:

	At December 31, 2006		At December 31, 2005
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$36,649	36,649	$27,893	$27,893
Mortgage loans receivable, net	76,899	79,899	82,214	84,062
Accrued interest receivable	499	499	467	467
Financial Liabilities:
Debentures payable plus accrued interest	86,625	87,293	87,449	88,961
Off balance sheet instruments:
Commitments to lend	10	10	172	172

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Mortgage Loans Receivable. The estimated fair value of mortgage loans receivable is based on a discounted cash flow analysis, using interest rates currently being offered for mortgage loans receivable with similar terms to borrowers of similar credit quality. Management can make no assurance that its perception and quantification of credit risk would be viewed in the same manner as that of a potential investor. Therefore, changes in any of management’s assumptions could cause the fair value estimates of mortgage loans receivable to deviate substantially.

Debentures and Accrued Interest Payable. The estimated fair value of debentures and related accrued interest payable is based on a discounted cash flow analysis. The discount rate used in the present value computation was estimated by comparison to what management believes to be the Company’s incremental borrowing rate for similar arrangements.

All Other Financial Assets and Liabilities. The estimated fair value of cash and cash equivalents and accrued interest receivable approximates their carrying values since these instruments are payable on demand or have short-term maturities.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

14.	Estimated Fair Value of Financial Instruments, Continued

Off-Balance Sheet Instruments. The carrying amounts of commitments to lend approximated estimated fair value. The fair value of commitments to lend is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counter-party’s credit standing.

INTERVEST MORTGAGE CORPORATION

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

As of DECEMBER 31, 2006

	Description	Stated Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Prepayment Penalty/ Other Fees(Note)
	Commercial First Mortgage
	Garage
1469 39th Street	New York, NY	8.25%	01/01/11	M		$342,000	$338,000	Not prepayable until 10/01/09, then 1% or 31 days interest
50-15 Vernon Blv	Queens, New York	8.25%	02/01/07	M		692,000	691,000	1% or 31 days interest
233 Norman Av,251&261 N Henry St	Brooklyn, New York	9.25%	03/01/08	M		4,650,000	4,598,000	Not prepayable until 9/1/07, then 1% or 31 days

	Hotel & Marina
Conch House Hotel and Marina	St. Augustine, FL	9.25%	01/01/07	M		6,537,000	6,537,000	2% of original balance
4650 Rt 9, NJ	Howell, New Jersey	10.25%	04/01/07	M		1,781,000	1,774,000	Not prepayable until 1/1/07, then 1% or 31 days
8955 Daniel Prkwy,	Ft. Myers, Florida	7.00%	03/01/07	M		1,708,000	1,698,000	Prepayable anytime, interest is guaranteed through maturity

	Office
104 Main St	New City, New York	6.20%	12/08/10	Y		91,000	79,000	none
129 Livingston St	Brooklyn, New York	9.25%	06/01/09	M		2,299,000	2,238,000	3% until 6/1/07, 2% thereafter
340-348 Great Neck Rd,	Great Neck, New York	8.00%	07/01/07	M		1,500,000	1,489,000	Prepayable any time. Interest Guarantee date 2/1/07

	Restaurant
850 Ridge Road East	Irondequoint, New York	7.20%	12/01/12	Y		129,000	112,000	1%
6623 Tara Blvd	Jonesboro, Georgia	8.50%	04/01/13	M		147,000	131,000	none

	Retail
501-511 Church Ave	Brooklyn, New York	5.25%	08/01/08	M		485,000	481,000	2% until 8/1/07, 1% until maturity
414 Central Ave	Cedarhurst, NY	5.50%	04/01/07	M		691,000	714,000	1%.
40 Gazza Blvd	Farmingdale, New York	10.25%	04/01/07	M		1,214,000	1,209,000	1% or 31 days interest
707 East Tremont Ave,	Bronx, New York	8.25%	10/01/07	M		458,000	454,000	Not prepayable until 4/1/07, then 1% or 31 days
2241 Southern Blvd	Bronx, New York	6.25%	03/01/07	M		1,827,000	1,820,000	Not prepayable until 2/1/07, then 1% or 31 days interest
785-789&791-795MainAv,	Passaic, New Jersey	9.00%	11/01/07	M		1,273,000	1,260,000	Not prepayable prior to 7/1/07, then 3/4% interest
245 St&Francis Lewis Blvd	Queens, New York	8.25%	10/01/07	M		849,000	838,000	Not prepayable until 7/1/07, then 1%

	Warehouse
250 Bedford Ave	Brooklyn, New York	7.25%	02/01/07	M		887,000	885,000	0.50%
5711 Kennedy Blvd,	N. Bergen, NJ	7.00%	07/01/07	M		1,683,000	1,678,000	1%
400 Liberty St.,	Brooklyn, New York	8.25%	04/01/07	M		2,166,000	2,156,000	1% or 31 days interest

	Land Acquisition First Mortgages
	Land
147 Plaza Avenue	Mamaroneck, NY	5.75%	12/01/06	M		799,000	799,000	1%
411 Bronx River Rd	Yonkers, New York	9.25%	04/01/07	M		761,000	757,000	Not prepayable until 1/1/07, then 1% or 31 days
222-226 East 111th St	New York, New York	8.25%	11/01/07	M		846,000	838,000	Not prepayable until 6/1/07, then 1% or 31 days interest

	Residential First Mortgages
	Rental Apartments Building
2816 Heath Ave	Bronx, New York	12.75%	01/01/11	M		575,000	575,000	no prepayment permitted
115-117 West 197th St	Bronx, New York	11.00%	06/01/13	M		1,358,000	1,312,000	no prepayment permitted
3150 Rochambeau	Bronx, New York	13.50%	11/01/13	M		3,823,000	3,823,000	no prepayment permitted
567 Flushing Ave	Brooklyn, New York	5.88%	08/01/18	M		2,212,000	2,181,000	2%
31 East 38th Street	New York, New York	6.63%	06/01/13	M		2,086,000	2,070,000	1% or 31 days interest
749 St. Nicholas Ave.	New York, New York	9.00%	08/01/07	M		602,000	596,000	1%.
503 W 176th Street	New York, New York	11.25%	06/01/07	M		4,426,000	4,402,000	Not prepayable until 1/16/07, then 1% or 31 days interest
510-518 West 184th St	New York, New York	10.25%	05/01/08	M		4,220,000	4,163,000	Not prepayable until 5/1/07, then 1% or 31 days interest
529 Ninth Avenue,	New York, New York	8.25%	05/01/09	M		1,639,000	1,615,000	Not prepayable until 5/1/07, then 1% or 31 days interest
463-467 W 159th Street	New York, New York	10.25%	04/01/08	M		4,156,000	4,106,000	Not prepayable until 4/1/07, then 1% or 31 days
1 South Portland Ave	Brooklyn, New York	6.50%	06/01/08	M		2,423,000	2,390,000	Not prepayable until 10/1/07, then 1%
159 Christopher St	New York, New York	6.50%	06/01/09	M		2,200,000	2,175,000	3% until 6/1/07, 2% until 6/1/08, 1% thereafter
449 West 46th St	New York, New York	9.00%	10/01/08	M		1,995,000	1,972,000	Not prepayable until 6/1/08, then 0
154 Huron Street	Brooklyn, New York	6.50%	10/01/11	M		623,000	620,000	5% until 10/1/07, 4% until 10/1/08, 3% until 10/1/09, 2% until 10/1/10, then 1/2%
336 West 88th St.	New York, New York	7.25%	03/01/08	M		2,171,000	2,154,000	Not prepayable until 8/1/07, then 1/2%

	Commercial Second Mortgage
	Office
2nd Mtg-3480-8 Boston Post Road	Bronx, New York	11.75%	09/01/07	M	693,063	189,000	188,000	1%
2nd Mtg-120 Stuyvesant Place	Staten Island, NY	10.25%	06/01/09	M	5,893,852	398,000	395,000	1% or 31 days interest
2nd Mtg-70 Ashburton Av&166 B'way	New York, New York	13.50%	12/01/06	M	2,725,364	217,000	217,000	1% or 31 days interest
2nd Mtg-862 Broadway	New York, New York	12.25%	08/01/09	M	2,874,418	687,000	679,000	1%
2nd Mtg-158-14 Northern Boulevard	Flushing, NY	9.25%	11/01/08	M	6,987,109	1,954,000	1,931,000	Not prepayable until 2/1/08, then 1% or 31 days interest

	Retail
2 Mtg-4154-4198 S. Atlantic Ave	New Smyrna Beach, Florida	9.00%	OPEN	M	2,591,533	153,000	153,000	1%
2Mtg-345-357 W Main St.	Waterbury, CT	11.75%	03/01/09	M	777,651	109,000	109,000	3% until 3/1/07, 2% until 3/1/08, 1% thereafter
2 Mtg 50-21 69th St,	Queens, New York	7.50%	03/01/07	M	1,920,154	300,000	300,000	Anytime, $0

	Warehouse
2nd Mtg-260 Moore St.,	Brooklyn, NY	11.75%	03/01/09	M	4,296,213	377,000	374,000	3% until 3/1/07, 2% until 3/1/08, 1% or 31 days interest
2Mtg-145-44 228th St	Queens, New York	11.75%	04/01/07	M	951,750	1,801,000	1,796,000	1%

	Residential Second Mortgages
	Rental Apartments Building
2nd Mtg-4396 Furman Ave	Bronx, New York	13.50%	07/01/07	M	2,148,443	111,000	110,000	none
2nd Mtg-360 West 51st Street	New York, New York	12.50%	09/01/08	M	1,498,721	324,000	323,000	1%
2 Mtg-77 Saratoga Ave.	Yonkers, NY	12.25%	02/01/09	M	740,643	53,000	53,000	until 2/1/07 3%, until 2/1/08 2%, until maturity 1%
2 Mtg-168-36 88th Ave.,	Jamaica, NY	12.25%	04/01/07	M	4,637,584	581,000	581,000	1% or 31 days interest
2Mtg-110 NE 19th,	Deerfield Beach, Florida	10.75%	05/01/07	M	1,033,400	279,000	279,000	1% with max of 13%
2Mtg-310&406 Deal Lake & 8th Av	Asbury Park, NJ	10.75%	08/01/07	M	5,291,169	1,239,000	1,234,000	1%
2Mtg-570-586 West 204th Street	New York, New York	13.25%	03/01/08	M	5,944,985	742,000	737,000	until 3/1/07 2%; until maturity 1% or 31 days interest

		Total			$51,006,053	$77,838,000	$77,187,000

Notes:

(Y)	Yearly principal and interest payments
(M)	Monthly principal and interest payments
Note:	Percentages indicated are on original loan balances unless otherwise stated
Note:	31 days interest is on original loan balance unless otherwise stated

INTERVEST MORTGAGE CORPORATION

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

As of DECEMBER 31, 2006

The following summary reconciles mortgages receivable at their carrying value

	Year Ending December 31,
	2006	2005	2004
Balance at beginning of period	82,214,000	100,188,000	89,116,000
Additions during period
Mortgages originated and acquired	60,502,000	53,077,000	72,385,000

Deductions during period
Collections of principal, net of amortization of fees and discounts	(65,805,000)	(71,133,000)	(61,172,000)

Change in allowance for loan losses	(12,000)	82,000	(141,000)

Balance at end of period	76,899,000	82,214,000	100,188,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company’s management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2006.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The current Directors and Executive Officers of the Company are as follows:

Michael A. Callen, age 66, serves as a Director of the Company, and has served in such capacity since May 1994. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Mr. Callen has been President of Avalon Argus Associates, a financial consulting firm since 1996. Mr. Callen was Senior Advisor, The National Commercial Bank, Jeddah, Kingdom of Saudi Arabia from April 1993 to April 1996. He was an independent consultant from January 1992 until June 1993, and an Adjunct Professor at Columbia University Business School during 1992. He was a Director of Citicorp and Citibank and a Sector Executive at Citicorp, responsible for corporate banking activities in North America, Europe and Japan from 1987 to January 1992. Mr. Callen is a Director of Intervest Bancshares Corporation and Intervest National Bank, and also serves as a Director of AMBAC, Inc., a leading provider of financial guarantees to the structured, asset-backed and mortgage-backed securities sectors. He is also Chairman of the Audit Committee for the Company.

Lowell S. Dansker, age 56, serves as Chairman of the Board of Directors, Chief Executive Officer, President and Chairman of the Executive Committee of Intervest Mortgage Corporation since August 2006. He previously served as Vice Chairman of the Board of Directors, President, Treasurer and member of the Executive Committee of Intervest Mortgage Corporation, except for Vice Chairman, since incorporation in 1987. Mr. Dansker served as Vice Chairman from October 2003 to August 2006. Mr. Dansker also serves as: the Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive and Loan Committees of Intervest National Bank; Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive Committee of Intervest Bancshares Corporation; and as an Administrator of Intervest Statutory Trust II thru V. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College and a Law degree from the University of Akron School of Law and has been admitted to practice in New York, Ohio, Florida and the District of Columbia.

Paul R. DeRosa, age 65, serves as a Director of the Company, and has served in such capacity since February 2003. Mr. DeRosa received a Bachelor of Arts degree in Economics from Hobart College and a Ph.D degree in Economics from Columbia University. Mr. DeRosa has been a principal of Mt. Lucas Management Corporation, an asset management firm where he is responsible for management of fixed income investments of that firm’s Peak Partners Hedge Fund, and has served in that capacity since 1998. He was an Officer of Eastbridge Holdings Inc., a bond and currency trading firm, from 1988 to 1998 and served as its Chief Executive Officer from 1995 to 1998. Mr. DeRosa is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

Stephen A. Helman, age 67, serves as a Director since (December 2003), and as Vice President and Secretary of Intervest Mortgage Corporation since February 2006 and a member of the executive committee of the Company since August, 2006. Mr. Helman is also a Vice President and Director of Intervest National Bank and a Vice President, Secretary and Director of Intervest Bancshares Corporation and as an Administrator of Intervest Statutory V. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman has been an attorney practicing for more than 25 years.

Wayne F. Holly, age 50, serves as a Director of the Company and has served in such capacity since June 1999. Mr. Holly received a Bachelor of Arts degree in Economics from Alfred University. Mr. Holly is Chairman and President of Sage, Rutty & Co., Inc., a diversified financial services firm that is a member of the NASD. Mr. Holly has been an officer and director of Sage, Rutty & Co., Inc. since 1993. Mr. Holly is also a Director of Intervest Bancshares Corporation and Intervest National Bank and a member of the executive committee of Intervest National Bank.

Lawton Swan, III, age 64, serves as a Director of the Company, and has served in such capacity since February 2000. Mr. Swan received a Bachelor of Science degree from Florida State University in Business Administration and Insurance. Mr. Swan is President and Chairman of the Board of Interisk Corporation, a consulting firm specializing in risk management and employee benefit plans, which he founded in 1978. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

Thomas E. Willett, age 59, serves as a Director of the Company, and has served in such capacity since March 1999. Mr. Willett received a Bachelor of Science Degree from the United States Air Force Academy and a law degree from Cornell University School of Law. Mr. Willett has been a partner of Harris Beach LLP, a law firm in Rochester, New York, since 1986 and is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

David J. Willmott, age 68, serves as a Director of the Company, and has served in such capacity since March 1994. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 45 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

Wesley T. Wood, age 63, serves as a Director of the Company, and has served in such capacity since March 1994. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is a director and President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank, and Chairman of the Compensation Committee of

Intervest Bancshares Corporation and Intervest National Bank as well as an Advisory Board Member of The Center of Direct Marketing at New York University, a member of the Advisory Trustees at Fairfield University in Connecticut, and a Trustee of St. Dominics R.C. Church in Oyster Bay, New York.

John H. Hoffmann, age 55, serves as Vice President and Controller of Intervest Mortgage Corporation and has served in such capacities since August 2002 and October 2000, respectively. Mr. Hoffmann received a B.B.A. degree from Susquehanna University and is a Certified Public Accountant. Mr. Hoffmann has over 20 years of banking experience. Prior to joining the Company, Mr. Hoffmann served as Accounting Manager for Smart World Technologies from 1998 to 2000 and Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997.

All of the Directors of the Company have been elected to serve as Directors until the next annual meeting of the Company’s shareholders. Each of the officers of the Company has been elected to serve as an officer until the next annual meeting of the Company’s Directors.

Lowell S. Dansker is the son of Jerome Dansker, the Company’s former Chairman and Founder who passed away in August of 2006.

Code of Business Conduct and Ethics. The Company’s parent corporation has a written code of business conduct and ethics that also applies to the officers, directors and employees of the Company. A copy of this Code of Conduct will be furnished upon request and without charge to any person. Requests should be directed to the Company at One Rockefeller Plaza, Suite 400, New York, New York 10020, Attention: Secretary.

Item 11. Executive Compensation

References in this section to “we,” “us” and “our” refer to Intervest Mortgage Corporation, unless otherwise specified.

DIRECTOR COMPENSATION

All of our directors are also directors of our Parent Company. Except as denoted in the notes to the table that follows, all of our Parent Company’s directors receive fees for attending meetings of each Board and their respective Committees. The fees are evaluated and adjusted periodically by the Board of Directors based on the recommendation of our Parent Company’s Compensation Committee.

The fees payable to our directors are noted in the table that follows:

Amount Per Meeting Attended
Chairman and Vice Chairman of all Boards of Directors (1)	$4,000
Other members of all Boards of Directors (1) (3)	$1,250
Chairman of all Board Committees (2) (3)	$1,000
Other members of all Board Committees (2)	$750
(1)	The same fee is also paid for each Board meeting of Interest Bancshares Corporation attended by directors.
(2)

The Chairman of the Audit Committee of Intervest Bancshares Corporation and the other members of the Audit Committee receive $3,500 and $1,500 for each meeting attended, respectively from Intervest Bancshares Corporation. The audit committee for Intervest Bancshares Corporation is also the audit committee for Intervest Mortgage Corporation. There is no separate fee for attending an Intervest Mortgage Corporation audit committee meeting.

(3)	Mr. Stephen A. Helman does not receive any compensation for attending any meetings.

The following table sets forth information concerning all compensation awarded to, earned by or paid to our non-employee directors in 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp.	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	Total
Michael A. Callen	$7,500	-	-	-	-	-	$7,500
Lawrence G. Bergman(1)	$4,000	-	-	-	-	-	$4,000
Paul R. DeRosa	$6,250	-	-	-	-	-	$6,250
Wayne F. Holly	$7,500	-	-	-	-	-	$7,500
Lawton Swan, III	$7,500	-	-	-	-	-	$7,500
Thomas E. Willett	$6,250	-	-	-	-	-	$6,250
David J. Willmott	$7,500	-	-	-	-	-	$7,500
Wesley T. Wood	$7,500	-	-	-	-	-	$7,500
(1)	Mr. Bergman served as a vice president and director until he retired n April 2006.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction. This section addresses certain aspects of our compensation paid to our executive officers. Although this discussion addresses our historical practices, the focus is on the practices used in our most recent fiscal year.

Oversight. The Compensation Committee of the Board of Directors of The Parent Company also oversees compensation programs for Intervest Mortgage Corporation. Among other things, this Committee reviews the performance of our Chief Executive Officer and our other executive officers and makes recommendations concerning the compensation levels of those officers. In accordance with the marketplace rules of the Nasdaq Stock Market, the Compensation Committee is composed entirely of independent, non-management members of the Board of Directors of our Parent Company.

Objectives of Executive Compensation. The objective of our compensation programs is to attract, motivate and retain highly talented individuals. The Compensation Committee periodically reviews the competitiveness of our compensation programs in order to evaluate whether they are achieving the desired goals and objectives. With respect to our executive officers, our executive compensation program is principally designed to give executives incentives to focus on and achieve our business objectives. Key elements of the executive compensation program are competitive base salaries and annual performance-based bonuses.

Competitive Factors. In determining the compensation levels of our executive officers, the Compensation Committee takes into account competitive market data from the banking industry as a whole and focuses on institutions of a size that is similar to us. Although the Compensation Committee has not historically established specific targets in relation to peer group compensation, it has taken into account the total compensation paid to executive officers by our competitors. Information regarding pay practices at other companies in the financial sector is useful because we recognize that our compensation must be competitive in the marketplace and also assists us in assessing the overall reasonableness of our compensation.

Elements of Compensation. To date, our executive compensation has had four components: base salary, annual cash incentives, employee benefits and certain equity incentives.

Base salary is designed to provide competitive levels of compensation to our executives based upon the responsibilities assigned to them and taking into account their experience and qualifications. As was discussed above, we have established base salaries at levels we consider appropriate to recruit and retain executives and which are competitive with those paid by similar institutions. The Compensation Committee has reviewed base salaries on an annual basis to take into account changes in responsibilities and based on the individual performance of our executives.

We have also made annual cash bonus payments, which are intended to recognize individual accomplishments, as well as the overall performance of the Company during the past year. To date, except in the case of our chief executive officer, these payments have not constituted a significant percentage of total compensation. Annual bonuses have not been awarded based upon the attainment of pre-established targets or other measurable criteria, but have been determined based on the Company’s performance and various factors determined relevant by the Compensation Committee, including in the case of all other executive officers, the recommendations of the Chief Executive Officer.

Equity incentives have been granted in the past to our former Chairman and certain executive officers, but we have made no equity awards in the last several years. At the annual meeting of stockholders held last year, the stockholders approved our Parent Company’s 2006 Long Term Incentive Plan, which had previously been approved by our Board of Directors. The Plan allows the Compensation Committee to make various awards, including stock options and other forms of long-term incentives to those key employees of our Parent Company and its subsidiaries, including us, who may be selected by the Compensation Committee. We believe that implementation of this Plan will help us to continue to attract and retain employees by providing us with the flexibility to award incentives to achieve our long-range goals. Awards under this plan will constitute longer term variable compensation which will reward effective long term management decision making. We expect that awards under this Plan will constitute an additional element of total compensation in future years.

We provide various benefits to all of our eligible employees, including executive officers, which include group life insurance, health insurance and a 401(k) Plan. The 401(k) Plan is a tax-qualified profit sharing plan under the Internal Revenue Code, and eligible employees meeting certain length of service requirements may make tax deferred contributions subject to certain limitations. We make discretionary matching contributions of up to 3% of employee compensation, which vest to the employee over a five-year period.

Perquisites and other benefits have not represented a significant part of total compensation for any of our officers, and are usually made available to a limited number of officers. The primary perquisites are the expense reimbursement allowance granted to our chief executive officer, the portion of which that is paid by us is presently in the amount of $387 per month and was established as a reasonable estimation of the normal, recurring expenses likely to be incurred by him in performing his duties. He is also entitled to the unlimited use of a car at our expense.

The Compensation Committee reviewed all of the components of our Chairman’s compensation, including base salary, bonuses and benefits for 2006. From a financial perspective, 2006 was another outstanding year for our company and we believe that our executive management continued to demonstrate exceptional management and a dedicated work ethic in executing our business strategy. We reported record consolidated earnings of $3.1 million for 2006. From a personal perspective, 2006 was a particularly challenging year since we experienced a deep loss with the death of Jerome Dansker, our founder and former chairman, who had been instrumental to our growth and success. On August 17, 2006, our Board of Directors elected Lowell Dansker, Jerome’s son, as our new Chairman and

Chief Executive Officer. He had previously served as Vice Chairman and has now assumed all of Jerome Dansker’s duties and responsibilities. In the view of our Compensation Committee, he has worked tirelessly to continue to advance our strategic plans.

Based on its review of all relevant factors, the Compensation Committee recommended incentive compensation of $245,000 to Lowell Dansker, recognizing, among other things, the significant additional responsibilities assumed by him in the last year. Of the incentive compensation awarded to Mr. Dansker, one half or $122,500 was paid by us. We believe that the aggregate compensation paid to our executive officers during 2006 was reasonable and not excessive.

Post-Termination Compensation. We do not offer any other pension or post-employment benefits, except with respect to certain of our officers who have contractual entitlements under employment agreements. Our Chairman has an employment agreement with our Parent Company, which provides certain severance, disability and death benefits. Other executive officers also have employment agreements, which provide for the payment of six months base salary in the event of a termination without cause. These agreements are described elsewhere in this proxy statement.

Intervest Mortgage Corporation is a party to employment agreements with certain of our executive officers that entitle them to certain compensation in connection with changes in control. These provisions give the executive the right, during the one year period following a change in control, to terminate employments, in which case the executive is entitled to compensation for the balance of the calendar year, as well as an additional payment of six months base salary. These provisions have been included to insure that, if a change in control were to occur, those executives are focused on our business and the interests of our stockholders. In that event, these executives are better able to react neutrally to a potential change in control and not be as influenced by personal concerns.

As a result of the death of Jerome Dansker in 2006, we, together with our Parent Company, were contractually obligated to pay death benefits to his spouse pursuant to his employment agreements. The agreement with us required the payment to Mr. Dansker’s spouse of an amount called the “Distribution Amount” during a period called the “Distribution Period.” The Distribution Amount is 50% of the amounts that would have been paid monthly to Jerome Dansker as salary by us and the Distribution Term is the balance of the term of the employment agreement, or through June 30, 2014.

In connection with the foregoing contractual obligations, we recorded a consolidated death benefit payable and corresponding expense of $900,000 in the third quarter of 2006. That amount represents the estimated net present value of the total monthly death benefit payments of $1.2 million that are payable by us to our former chairman’s spouse through June 30, 2014. The difference between the estimated net present value and the total payments will be recorded as interest expense in future periods through June 30, 2014 and included as a component of our benefit expenses. As of December 31, 2006, the total remaining payments due from us are as follows: $80,000 in 2007 and 2008, $90,000 in 2009 and 2010, $100,000 in 2011 and 2012, $110,000 in 2013 and $70,000 in 2014. In the event of the death of the former chairman’s spouse before the end of that term, any remaining payments will be paid in a lump sum to her estate. In addition, the employment agreements also require us to provide his spouse with medical insurance and reimbursement of any uninsured medical expenses for which the cost to us was approximately $200 per month in 2006. In addition, Mr. Jerome Dansker’s spouse is entitled to the use of the Company’s car and driver during her lifetime. The aggregate cost of which, to the Company, is approximately $48,000 per year.

Role of Executive Officers in Compensation Decisions. The Compensation Committee makes all final recommendations for the compensation paid to the Chief Executive Officer and other named executive officers. The Chairman and Chief Executive Officer annually reviews the performance of all other executive officers and presents his conclusions and recommendations to the Compensation Committee for its consideration and approval. The Compensation Committee has authority to exercise its discretion in modifying any such recommendation.

Changes in Executive Compensation Programs. The discussion above relates to our recent practices, and most particularly those used in the most recent fiscal year. The Compensation Committee continues to evaluate the executive compensation programs of our Parent Company and its subsidiaries. The Committee expects that, with the assistance of a consultant, it will, during the current year, undertake a comprehensive review of its programs and policies, with a view towards implementing programs that are competitive and effective. In that regard, the Committee will review the general elements of each executive officer’s compensation, with a view towards making adjustments to ensure that it is consistent with our compensation philosophy and fairly reflects individual performance and the overall performance of the Company. Among other things, we are likely to establish more objective criteria for the award of annual and long term incentives.

Tax Considerations. It has been the Compensation Committee’s intent that all incentive payments be deductible to the Company, unless such deductibility would undermine our ability to meet our objectives. In that regard, the Committee considers the impact of Section 162(m) of the Code. Section 162(m) does not permit publicly held companies like us to deduct compensation paid to certain executive officers (the Chief Executive Officer and the next four of the most highly compensated officers, each called a covered employee) to the extent that the amount of the compensation payable to the covered employee for the taxable year exceeds $1 million. Compensation payable under a performance-based compensation plan that is approved by stockholders at least once every five years will not be subject to this deduction limitation, so long as the plan complies with the other requirements of Section 162(m). Currently, we believe that all of the compensation paid to our executive officers qualify for a federal tax deduction in computing our taxable income. We have not historically relied on deferred compensation arrangements and the limited equity awards that have been made have been granted at current market prices, so that section 409A of the Code has not had any impact on our compensation programs to date.

Summary. In summary, we believe that the compensation paid to our executive officers has been consistent with our overall objectives and has enabled us to retain and motivate our management team.

Report of the Compensation Committee on the Compensation Discussion and Analysis

The Compensation Committee of our Parent Company reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included herein for filing with the Securities and Exchange Commission.

Compensation Committee: Wesley T. Wood (Chairman), Michael A. Callen, Paul R. DeRosa.

EXECUTIVE COMPENSATION SUMMARY TABLE

The following table sets forth information concerning all compensation awarded to, earned by or paid to our principal executive and financial officers, our three other most highly compensated executive officers and our former Chairman, collectively referred to as “named executive officers” in this proxy statement, for all services rendered in all capacities to us and our subsidiaries during each of the past three fiscal years.

Name Principal Position	Year	Salary (4)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total
Lowell S. Dansker, (1)	2006	$172,299	$122,500	-	-	-	-	$34,600	$329,399
Chairman and Chief Executive Officer	2005	$110,693	$183,400	-	-	-	-	$30,282	$324,375
	2004	$50,480	-	-	-	-	-	$23,377	$73,857
Stephen A. Helman, (2)	2006	$200,038	$10,000	-	-	-	-	-	$210,038
Vice President and Secretary	2005	-	-	-	-	-	-	$7,500	$7,500
	2004	-	-	-	-	-	-	$5,500	$5,500
John H. Hoffmann,	2006	$115,000	$7,500	-	-	-	-	$3,975	$126,475
Vice President and Chief Financial Officer	2005	$98,480	$10,000	-	-	-	-	$3,112	$111,592
	2004	$86,862	$5,000	-	-	-	-	$2,507	$94,369
Jerome Dansker, (3)	2006	$181,678	-	-	-	-	-	$12,000	$193,678
Former Chairman and Chief Executive Officer	2005	$271,022	$139,750	-	-	-	-	$27,000	$437,772
	2004	$291,702	-	-	-	-	-	$22,750	$314,452

(1)	Mr. Lowell S. Dansker was elected our Chairman and Chief Executive Officer in August 2006 and is our principal executive officer. He previously served as our Vice Chairman.
(2)	Mr. Helman was hired in February 2006 and also serves as an executive officer of Intervest National Bank and Intervest Bancshares Corporation. Mr. Helman, who is also a director, received director fees in 2005 and 2004.
(3)	Mr. Jerome Dansker served as our Chairman and Chief Executive Officer until his death in August 2006. His spouse is also entitled to receive death benefit payments as described under the section “Compensation Discussion and Analysis.” For 2006, such benefits paid to his spouse aggregated to $54,208.
(4)	This column includes the following items that have been earned from or paid in cash by us and our subsidiaries: base salary, vacation pay, commissions from sales of debentures, expense allowance, and reimbursed uninsured medical expenses.
(5)	Includes director and committee fees that have been earned from or paid in cash by us as follows: Mr. Lowell S. Dansker - $28,000 in 2006, $26,250 in 2005 and $22,500 in 2004; Mr. Stephen A. Helman - none in 2006, $7,500 in 2005 and $5,500 in 2004; and Mr. Jerome Dansker - $12,000 in 2006, $27,000 in 2005 and $22,750 in 2004. The balance in this column represents matching contributions made to the 401(k) plan.

EMPLOYMENT AGREEMENTS

Our Parent Company, Intervest Bancshares Corporation, has an employment and supplemental benefits agreement with Mr. Lowell S. Dansker, our Chairman and Chief Executive Officer, that expires on June 30, 2014 unless terminated earlier upon thirty days’ prior notice by Mr. Dansker. Intervest Mortgage Corporation pays half of Mr. Dansker’s contract. Pursuant to the agreement, his annual base salary, effective January 1, 2007, is $750,000 (of which $375,000 is paid by Intervest Mortgage Corporation), subject to, at the minimum, annual increases effective July 1st of each year of the term. In addition to his base salary, Mr. Dansker is entitled to receive such bonuses or incentive compensation as may, from time to time, be awarded by our Board of Directors. He is also entitled to participate in our employee benefit programs, to the extent that his position and other qualifications make him eligible to participate, and to five weeks paid vacation.

Mr. Dansker’s employment agreement also entitles him to an expense account, currently amounting to $775 per month (of which $387 is paid by Intervest Mortgage Corporation), which increases annually effective July 1st in the same proportion as the increase in his base salary for such year. Mr. Dansker and us have agreed that such amount is a reasonable estimation of the normal, recurring expenses (other than travel expenses) likely to be incurred by Mr. Dansker in performing his duties for us and he is not required to account for such expenses. Mr. Dansker shall be entitled to reimbursement of all travel expenses incurred by him in the performance of duties for us or any of our subsidiaries or affiliated entities, including, without limitation, travel in connection with attendance at conventions, trade associations and similar meetings. Mr. Dansker is also entitled to an unlimited use of a car at our expense.

Mr. Dansker’s employment agreement also requires that we provide him with an office at our offices in New York City, which he can use in connection with his duties as our Chairman and Chief Executive Officer, and for any other purposes as he may determine at no cost to him. Upon the expiration of the agreement, we are obligated to continue to provide Mr. Dansker, at our cost, with an office for a period of two years. If we cease to maintain our offices in Midtown Manhattan, City of New York, then Mr. Dansker will be entitled to an amount from us, as reasonably determined by him, reflecting the cost of an office and secretarial services in New York City. Mr. Dansker will also be entitled, at our cost, to an unlimited use of a car for a period of two years.

Mr. Dansker’s employment agreement also permits him to devote as much of his time to our business affairs as in his judgment the conduct of his duties will require. The agreement further provides that he may engage in the following: (i) any other business; (ii) financing, acquiring, operating, selling or otherwise disposing of real property for his own account or for the account of any such other business; or (iii) performing services on behalf of any other business entity. Under the agreement, Mr. Dansker may engage in the same or similar businesses as ours, and we will not have any right to participate in any such other businesses or investments.

Mr. Dansker’s employment agreement also contains certain other provisions, including disability and death benefits and indemnification. In the event of Mr. Dansker’s disability, as defined in the agreement, or death, we will pay to Mr. Dansker’s wife or his estate, as applicable, a specified amount over a period equal to the greater of (i) three years, and (ii) the number of months remaining in the stated term of the agreement. The specified amount is equal to a percentage, 50% in the case of disability and 25% in the case of death, of Mr. Dansker’s monthly base salary had the agreement continued in force and effect. This amount (or the balance of any remaining amount if monthly payments have previously commenced due to disability) will, in the case of death, be paid to Mr. Dansker’s estate in a lump sum and will, for these purposes, be calculated on the basis of annual base salary increases at the rate of six percent.

Subject to certain exceptions, we have also agreed to indemnify Mr. Dansker to the fullest extent permitted by law, against all losses, claims, damages or liabilities, including legal fees, disbursements, and any other expenses incurred in investigating or defending against any such loss, claim, damage or liability.

The Company has an employment agreement with its Vice President and Secretary, Steven A. Helman, with a current annual base salary of $230,000. The agreement is renewable from year to year upon mutual written consent. The agreement provides for expense reimbursements, medical and life insurance benefits, bonuses and other benefits as may be provided by the Board of Directors of the Company. The agreement provides for the payment of base salary through December 31, 2007 and an additional payment of up to six months base salary in the event of a termination without cause. The agreement gives the executive the right, during the one year period following any change in control of the Company, to terminate his employment, in which case he is entitled to receive compensation through December 31, 2007, together with an additional payment of up to six months base salary.

The Company also has an employment agreement with its Vice President and Chief Financial Officer, John H. Hoffmann, with a current annual base salary of $130,000. The agreement is renewable from year to year upon mutual written consent. The agreement provides for expense reimbursements, medical and life insurance benefits, bonuses and other benefits as may be provided by the Board of Directors of the Company. The agreement provides for the payment of base salary through December 31, 2007 and an additional payment of up to six months base salary in the event of a termination without cause. The agreement gives the executive the right, during the one year period following any change in control of the Company, to terminate his employment, in which case he is entitled to receive compensation through December 31, 2007, together with an additional payment of up to six months base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Intervest Bancshares Corporation, located at One Rockefeller Plaza, Suite 400, New York, New York, owns 100% of the outstanding stock of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Mr. Wayne F. Holly, who is a director of the Company, also serves as Chairman and President of Sage, Rutty & Co., Inc., which firm has acted as an underwriter or placement agent in connection with the Company’s offerings of debentures conducted during fiscal 2006, 2005 and 2004. The Company paid Sage, Rutty and Co., Inc. fees and commissions of $530,000 in 2006, $925,000 in 2005 and $680,000 in 2004. The Company believes that the commissions paid to Sage, Rutty & Co., are comparable to those that would be paid to nonaffiliate for similar services.

Mr. Thomas E. Willett, who is a director of the Company, also is a partner in the law firm of Harris Beach PLLC, which firm has provided legal services to the Company in 2006, 2005 and 2004. Harris Beach PLLC, received fees from the Company of $88,000 in 2006, $103,000 in 2005 and $137,000 in 2004.

Intervest Securities Corporation, an affiliate until it was dissolved in October 2006, received commissions and fees aggregating $50,000 in 2006, $115,000 in 2005 and $119,000 in 2004 in connection with the placement of the Company’s subordinated debentures.

The Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company’s lease expires March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent. Total rent expense amounted to $469,000 in 2006, $435,000 in 2005 and $486,000 in 2004.

The Company has a servicing agreement with Intervest National Bank to provide origination services to the Bank in exchange for a monthly fee that is based on loan origination volumes. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with Intervest National Bank’s underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $5,299,000, $5,386,000 and $4,262,000 for 2006, 2005 and 2004, respectively, in connection with this agreement. Such services are performed by

Company personnel and the expenses associated with the performance of such services are borne by the Company. As a result of this agreement, origination services for the entire Company are furnished by the same staff.

Each of the following directors is an “independent director” (as such term is defined in Nasdaq Market Place rule 4200(a)(15), which rule applies to the Company’s Parent Company): Michael A. Callen; Paul R. DeRosa; Lawton Swan III; Thomas E. Willett; David J. Willmott and Wesley T. Wood.

Item 14. Principal Accountant Fees and Services

Audit Fees. The Company changed its certifying accountant as disclosed on Reports in Form 8-K dated November 25 and December 2, 2005. Eisner LLP (the former accountant) served as the Company’s accountant until November 18, 2005, at which time Hacker, Johnson & Smith PC., PA (the current accountant) was retained by the Company. Hacker, Johnson & Smith PC., PA is also the independent registered public accounting firm of Intervest Bancshares Corporation, the Company’s Parent Company. The Company’s former accountant billed a total of $16,832 for the audit of the Company’s annual financial statements for the year ended December 31, 2005, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q filed during 2005. The Company’s current accountant billed a total of $62,000, $30,000 and $10,000 for the audit of the Company’s annual financial statements for the years ended December 31, 2006, 2005 and 2004.

Tax Fees. The Company’s current accountant billed a total of $2,750, $2,000 and $2,000 for tax compliance services for the years ended 2006, 2005 and 2004.

Audit related Fees. The Company’s former accountant billed a total of $21,774 and $28,044 for audit related services during the year ended December 31, 2005 and 2004 principally in connection with the review of the Company’s registration statements related to the issuance of subordinated debentures and the delivery of consents related thereto.

The Company’s former accountant did not bill the Company for any services not described above during 2006 and 2005. The Company’s current accountant did not bill the Company for any services not described above during 2006 and 2005.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of non-audit services as described above is compatible with maintaining the independence of the Company’s principal accountant. All of the non audit services rendered by the Company’s accountants were approved by the Audit Committee.

Of the time expended by the Company’s principal accountant to audit the Company’s financial statements for the fiscal year ended December 31, 2006, 100% of such time involved work performed by persons who were the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	Financial Statements:

See Item 8 “Financial Statements and Supplementary Data”

(2)	Financial Statement Schedules:

IV - Mortgage loans receivable on Real Estate

(See Item 8 “Financial Statements and Supplementary Data”)

All other schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

(3)	Exhibits: The following exhibits are filed herein as part of this Form 10-K:

Exhibit No.	Description of Exhibit
2.	Agreement and Plan of Merger dated as of November 1, 1999 by and among the Company, Intervest Bancshares Corporation and ICNY Acquisition Corporation, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1999, wherein such document was filed as Exhibit 2.0.
3.1	Certificate of Incorporation of the Company, incorporated by reference to Registrant’s Registration Statement on Form S-18 (File No. 33-27404-NY), declared effective May 12, 1989.
3.2	Certificate of Amendment to Certificate of Incorporation dated August 17, 1998, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998, wherein such document was filed as Exhibit 3.
3.3	Certificate of Amendment to Certificate of Incorporation, dated August 22, 2003, and filed on September 9, 2003, relating to the change of the registrant’s name to Intervest Mortgage Corporation, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-105199) declared effective on July 25, 2003.
3.4	By-laws of the Company, incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2005 wherein such document was filed as exhibit 3.4.
4.1	Agreements of Resignation, Appointment and Acceptance dated as of April 30, 1992, by and among the Company, First American Bank of Georgia, N.A. and The Bank of New York, incorporated by reference to the Company’s annual report on Form 10K for the year ended December 31, 1992 wherein such documents were filed as Exhibit 4.8.

Exhibit No.	Description of Exhibit
4.2	Indenture between the Company and the Bank of New York, as Trustee, dated September 15, 2000, incorporated by reference to the Company’s report on Form 10-K for the year ended December 31, 2000, wherein such document was filed as exhibit 4.16.
4.3	Indenture between the Company and the Bank of New York, as trustee, dated August 1, 2001, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-57324), declared effective September 1, 2001.
4.4	Indenture between the Company and the Bank of New York, as trustee, dated February 1, 2002, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-73580), declared effective January 17, 2002.
4.5	Indenture between the Company and the Bank of New York, as trustee, dated August 1, 2002, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-90346), declared effective August 5, 2002.
4.6	Indenture between the Company and the Bank of New York, as trustee, dated January 1, 2003, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-101722), declared effective January 21, 2003.
4.7	Indenture between the Company and the Bank of New York, as trustee, dated August 1, 2003, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-105199), declared effective July 25, 2003.
4.8	Indenture between the Company and the Bank of New York, as trustee, dated December 1, 2003, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-109128), declared effective November 28, 2003.
4.9	Form of Indenture between the Company and The Bank of New York dated as of June 1, 2004, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 4.23.
4.10	Form of Indenture between the Company and The Bank of New York dated as of April 1, 2005, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, wherein such document is identified as Exhibit 4.0.
4.11	Form of Indenture between the Company and The Bank of New York incorporated by reference to the Company’s registration statement on Form S-11 dated June 14, 2005, wherein such document is identified as Exhibit 4.1.
4.12	Form of Indenture between the Company, as Issuer, and The Bank of New York, as Trustee, dated as of July 1, 2006, incorporated by reference to the Company’s registration statement on Form S-11, File No. 333-132403, filed on March 14, 2006, wherein such document is identified as Exhibit 4.1.

Exhibit No.	Description of Exhibit
10.0*	Employment Agreement between the Company and Jerome Dansker dated as of July 1, 1995, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 33-96662), declared effective on October 18, 1995.
10.1	Amendment to Employment Agreement between the Company and Jerome Dansker dated August 3, 1998, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998, wherein such document was filed as Exhibit 10.
10.2	Mortgage Servicing Agreement dated April 1, 2002, as supplemented on October 21, 2004 for the purpose of clarification of the intent of the original agreement between the Company and Intervest National Bank, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.1.
10.3*	Employment Agreement between the Company and John H. Hoffmann dated as of November 10, 2004, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.2.
10.4*	Amendment to Employment Agreement between the Company and Jerome Dansker dated July 1, 2004, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.0.
10.5*	Employment Agreement between the Company and Stephen A. Helman dated as of June 26, 2006, incorporated by reference to the Company’s filing on Form 8-K at June 28, 2006.
10.6	Employment Agreement between the Company and Stephen A. Helman dated as of January 1, 2007.
10.7	Employment Agreement between the Company and John H. Hoffmann dated as of January 1, 2007.
14.1	Code of Business Conduct, incorporated by reference to the Report on Form 10-K of Intervest Bancshares Corporation for the year ended December 31, 2005, wherein such document is identified as Exhibit 14.1.
31.0	Certification of the principal executive pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.1	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.0	Certification of the principal executive and financial officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST MORTGAGE CORPORATION

(Registrant)

By:	/s/ Lowell S. Dansker	Date: February 22, 2007
Lowell S. Dansker, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman, President and Treasurer:
(Principal Executive Officer):

By:	/s/ Lowell S. Dansker	Date: February 22, 2007
Lowell S. Dansker

Vice President, Secretary and Director:

By:	/s/ Stephen A. Helman	Date: February 22, 2007
Stephen A. Helman

Directors:

By:	/s/ Michael A. Callen	Date: February 22, 2007
Michael A. Callen

By:	/s/ Paul R. DeRosa	Date: February 22, 2007
Paul R. DeRosa

By:	/s/ Wayne F. Holly	Date: February 22, 2007
Wayne F. Holly

By:	/s/ Lawton Swan, III	Date: February 22, 2007
Lawton Swan, III

By:	/s/ Thomas E. Willett	Date: February 22, 2007
Thomas E. Willett

By:	/s/ David J. Willmott	Date: February 22, 2007
David J. Willmott

By:	/s/ Wesley T. Wood	Date: February 22, 2007
Wesley T. Wood

Vice President and Chief Financial Officer
(Principal Financial Officer):

By:	/s/ John H. Hoffmann	Date: February 22, 2007
John H. Hoffmann

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