Form 10-Q
period 2007-03-31
INTERVEST MORTGAGE CORP
filed 2007-05-07
CIK 835955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

or

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From              To

Commission file number. 33-27404-NY

INTERVEST MORTGAGE CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-3415815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Rockefeller Plaza, Suite 400

New York, New York 10020-2002

(Address of principal executive offices including Zip Code)

(212) 218-2800

(Registrant's telephone number, including area code)

Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):

Yes               No    X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:

Common Stock, no par value per share	100 shares outstanding as of April 30, 2007

INTERVEST MORTGAGE CORPORATION

FORM 10-Q

March 31, 2007

Private Securities Litigation Reform Act Safe Harbor Statement

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Intervest Mortgage Corporation

Condensed Balance Sheets

($ in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)

ASSETS
Cash	$1,381	$1,466
Short-term investments	35,830	35,183
Total cash and cash equivalents	37,211	36,649
Mortgage loans receivable (net of unearned fees and discounts and allowance for loan losses)	75,690	76,899
Accrued interest receivable	518	499
Loan fees receivable	568	578
Fixed assets, net	38	40
Deferred debenture offering costs, net	3,867	4,118
Other assets	677	688
Total assets	$118,569	$119,471

LIABILITIES
Mortgage escrow funds payable	$1,602	$1,155
Subordinated debentures payable	81,750	83,750
Debenture interest payable at maturity	2,973	2,875
Other liabilities	1,884	1,949
Total liabilities	88,209	$89,729

STOCKHOLDER'S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)	2,100	2,100
Class B common stock (no par value, 100 shares authorized, none issued)	—	—
Additional paid-in-capital	11,510	11,510
Retained earnings	16,750	16,132
Total stockholder's equity	30,360	29,742
Total liabilities and stockholder's equity	$118,569	$119,471

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Income

(Unaudited)

	Three-Months Ended March 31,
($ in thousands)	2007	2006

REVENUES
Interest and fee income on mortgages	$1,931	$2,407
Interest income on short-term investments	409	278
Total interest and fee income	2,340	2,685
Servicing agreement income – related party	1,152	1,342
Income from the early repayment of mortgage loans	70	41
Other income	19	56
Total revenues	3,581	4,124

EXPENSES
Interest on debentures	1,437	1,523
Amortization of deferred debenture offering costs	251	259
(Credit) provision for loan losses	(7)	32
Salaries and employee benefits	491	490
General and administrative	260	279
Total expenses	2,432	2,583

Income before income taxes	1,149	1,541
Provision for income taxes	531	712
Net income	$618	$829

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Changes in Stockholder's Equity

(Unaudited)

	Three-Months Ended March 31,
($ in thousands)	2007	2006

CLASS A COMMON STOCK
Balance at beginning and end of period	$2,100	$2,100

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning and end of period	11,510	11,510

RETAINED EARNINGS
Balance at beginning of period	16,132	13,006
Net income for the period	618	829
Balance at end of period	16,750	13,835

Total stockholder's equity at end of period	$30,360	$27,445

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Three-Months Ended March 31,
($ in thousands)	2007	2006

OPERATING ACTIVITIES
Net income	$618	$829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6	7
(Credit) provision for loan losses	(7)	32
Amortization of deferred debenture offering costs	251	259
Amortization of premiums, fees and discounts, net	(198)	(316)
Gain on early repayment of mortgage loans receivable	(70)	(41)
Net increase in mortgage escrow funds payable	447	72
Net decrease in debenture interest payable	97	299
Deferred income tax expense (benefit)	20	(58)
Decrease (increase) in loan exit fees receivable	10	(86)
Net change in all other assets and liabilities	128	889
Net cash provided by operating activities	1,302	1,886

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable	7,713	17,188
Originations of mortgage loans receivable	(6,450)	(27,840)
Purchases of fixed assets, net	(3)	(1)
Net cash provided by (used in) investing activities	1,260	(10,653)

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs	—	(4)
Principal repayments of debentures	(2,000)	—
Net cash (used in) financing activities	(2,000)	(4)

Net increase (decrease) in cash and cash equivalents	562	(8,771)

Cash and cash equivalents at beginning of period	36,649	27,893

Cash and cash equivalents at end of period	$37,211	$19,122

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$1,339	$1,224
Income taxes	624	485

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 1 - General

The condensed financial statements of Intervest Mortgage Corporation in this report have not been audited except for the information derived from the 2006 audited Consolidated Financial Statements and notes thereto. The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Intervest Mortgage Corporation is hereafter referred to as the "Company".

The condensed statements of income, changes in stockholder’s equity and cash flow for the three months ended March 31, 2006 include the accounts of Intervest Mortgage Corporation and its former wholly owned subsidiary, Intervest Realty Servicing Corporation, which was dissolved in 2006. All material intercompany accounts and transactions have been eliminated in consolidation in 2006. Certain reclassifications have been made to prior year amounts to conform to the current year's presentation. The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America.

The Company is a wholly owned subsidiary of Intervest Bancshares Corporation (the "Parent Company"). The chairman and secretary of the Company are directors of the Company and are also officers and directors of the Parent Company. The chairman of the Company is also a principal shareholder of the Parent Company.

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. The Company also provides loan origination services to Intervest National Bank ("the Bank"), an affiliated entity. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

In the opinion of management, all material adjustments necessary for a fair presentation of financial condition and results of operations for the interim periods presented in this report have been made. These adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the entire year or any other interim period. In preparing the condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Note 2 - Mortgage Loans Receivable

Mortgage loans receivable are summarized as follows:

	At March 31, 2007		At December 31, 2006
($ in thousands)	# of loans	Amount	# of loans	Amount
Residential multifamily mortgage loans	22	$41,248	22	$37,839
Commercial real estate mortgage loans	29	34,483	31	37,593
Land development and other land loans	1	844	3	2,406
Mortgage loans receivable	52	76,575	56	77,838
Deferred loan fees and unamortized discount		(630)		(677)
Mortgage loans receivable, net of fees and discount		75,945		77,161
Allowance for mortgage loan losses		(255)		(262)
Mortgage loans receivable, net		$75,690		$76,899

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 2 - Mortgage Loans Receiveable, Continued

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at March 31, 2007:

($ in thousands)
For the nine-months ending December 31, 2007	$28,313
For the year ending December 31, 2008	24,288
For the year ending December 31, 2009	12,726
For the year ending December 31, 2010	91
For the year ending December 31, 2011	1,508
Thereafter	9,649
$76,575

At March 31, 2007 and December 31, 2006, one loan with a principal balance of $2,299,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. The Company’s recorded investment in this loan was $2,338,000 and $2,329,000 at March 31, 2007 and December 31, 2006, respectively. The company has commenced foreclosure proceedings on this loan. The Company believes that a specific valuation allowance for impaired loans is not required at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company’s recorded investment. At March 31, 2007 and December 31, 2006, there were no loans ninety days past due and still accruing interest.

Interest income that was not recorded on the nonaccrual loan under its contractual terms for the first quarter of 2007 and 2006 were $53,000 and $6,000 respectively. The average balance of nonaccrual (impaired) loans for the first quarter of 2007 and 2006 were $2,299,000 and $179,000, respectively.

Note 3 - Allowance for Mortgage Loan Losses

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

	Quarter Ended March 31,
($ in thousands)	2007	2006
Balance at beginning of period	$262	$250
(Credit) provision charged to operations	(7)	32
Balance at end of period	$255	$282

Note 4 - Deferred Debenture Offering Costs

Deferred debenture offering costs are summarized as follows:

($ in thousands)	At March 31, 2007	At December 31, 2006
Deferred debenture offering costs	$6,445	$6,775
Less accumulated amortization	(2,578)	(2,657)
Deferred debenture offering costs, net	$3,867	$4,118

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 5 - Subordinated Debentures Payable

The following table summarizes debentures payable.

($ in thousands)		At March 31, 2007	At December 31, 2006
Series 01/17/02 – interest at 7 3/4% fixed	-due October 1, 2009	$2,250	$2,250
Series 08/05/02 – interest at 7 1/2% fixed	-due January 1, 2008	3,000	3,000
Series 08/05/02 – interest at 7 3/4% fixed	-due January 1, 2010	3,000	3,000
Series 01/21/03 – interest at 7 % fixed	-due July 1, 2008	3,000	3,000
Series 01/21/03 – interest at 7 1/4% fixed	-due July 1, 2010	3,000	3,000
Series 07/25/03 – interest at 6 3/4% fixed	-due October 1, 2008	3,000	3,000
Series 07/25/03 – interest at 7 % fixed	-due October 1, 2010	3,000	3,000
Series 11/28/03 – interest at 6 1/4 % fixed	-due April 1, 2007	—	2,000
Series 11/28/03 – interest at 6 1/2% fixed	-due April 1, 2009	3,500	3,500
Series 11/28/03 – interest at 6 3/4 % fixed	-due April 1, 2011	4,500	4,500
Series 06/07/04 – interest at 6 1/4 % fixed	-due January 1, 2008	2,500	2,500
Series 06/07/04 – interest at 6 1/2% fixed	-due January 1, 2010	4,000	4,000
Series 06/07/04 – interest at 6 3/4 % fixed	-due January 1, 2012	5,000	5,000
Series 03/21/05 – interest at 6 1/4 % fixed	-due April 1, 2009	3,000	3,000
Series 03/21/05 – interest at 6 1/2% fixed	-due April 1, 2011	4,500	4,500
Series 03/21/05 – interest at 7 % fixed	-due April 1, 2013	6,500	6,500
Series 08/12/05 – interest at 6 1/4 % fixed	-due October 1, 2009	2,000	2,000
Series 08/12/05 – interest at 6 1/2% fixed	-due October 1, 2011	4,000	4,000
Series 08/12/05 – interest at 7 % fixed	-due October 1, 2013	6,000	6,000
Series 06/12/06 – interest at 6 1/2 % fixed	-due July 1, 2010	2,000	2,000
Series 06/12/06 – interest at 6 3/4 % fixed	-due July 1, 2012	4,000	4,000
Series 06/12/06 – interest at 7 % fixed	-due July 1, 2014	10,000	10,000
		$81,750	$83,750

-	On February 1, 2007, the Company’s Series 11/28/03 debentures due April 1, 2007 were repaid for $2,000,000 of principal and $94,000 of accrued interest.

Interest is paid quarterly on the Company's debentures except for the following: $80,000 of Series 1/17/02; $1,130,000 of Series 8/05/02; $1,340,000 of Series 11/28/03; $1,910,000 of Series 6/7/04; $1,920,000 of Series 3/21/05; $1,820,000 of Series 8/12/05; and $2,280,000 of Series 6/12/06 all of which accrue and compound interest quarterly, with such interest due and payable at maturity.

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

The Company's debentures may be redeemed at its option at any time, in whole or in part. These redemptions would be for face value, except for Series 6/12/06, which would be redeemed at a premium of 1% if it occurred prior to January 1, 2008. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 5 - Subordinated Debentures Payable, Continued

Scheduled contractual maturities of debentures and the related accrued interest as of March 31, 2007 are summarized as follows:

($ in thousands)	Principal	Accrued Interest
For the nine-months ending December 31, 2007	$—	$1,221
For the year ending December 31, 2008	11,500	314
For the year ending December 31, 2009	10,750	245
For the year ending December 31, 2010	15,000	402
For the year ending December 31, 2011	13,000	357
Thereafter	31,500	434
	$81,750	$2,973

Note 6 - Related Party Transactions

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $6,525,000 and a $6,537,000 participation outstanding with Intervest National Bank at March 31, 2007 and December 31, 2006, respectively.

The Company has a servicing agreement with Intervest National Bank whereby the Company provides origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank's underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $1,152,000 and $1,342,000 for the quarters ended March 31, 2007 and 2006 in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $22,128,000 at March 31, 2007 and $18,832,000 at December 31, 2006. The Company earned interest income of $222,000 and $248,000 from Intervest National Bank for the quarter ended March 31, 2007 and 2006, respectively, in connection with such deposits. These amounts are included in interest income in the condensed statements of income.

Intervest Securities Corporation, an affiliate that was dissolved in October 2006, received commissions and fees in connection with its participation as a selected dealer in the placement of subordinated debentures of the Company. There were no fees paid during the quarters ended March 31, 2007 and 2006.

The Company paid $5,000 and $8,000 for the quarter ended March 31, 2007 and 2006, respectively, for legal services rendered by a law firm, a partner of which is a director of the Company. The Company pays commissions and fees in connection with the placement of debentures to Sage, Rutty & Co., Inc, a broker/dealer, a principal of which is a director of the Company. The Company paid no commissions and fees during the quarters ended March 31, 2007 and 2006.

The Company reimbursed the Parent Company $120,000 and $115,000 for the rent on the space the Company occupies for the three months ended March 31, 2007 and 2006, respectively. The Company will reimburse the Parent Company for the leased space it shares with affiliates as follows: $297,000 for the remaining nine-months of 2007; $428,000 in 2008; $438,000 in 2009; $438,000 in 2010; $444,000 in 2011 and $1,036,000 thereafter for the remainder of the term, through March 2014, for an aggregate amount of $3,081,000. The Parent Company’s lease contains operating escalation clauses related to taxes and operating costs based upon various criteria and is accounted for as an operating lease. The lease expires in March 2014. The Company will pay its proportional share of any such additional expense. For the year ended December 31, 2006, contractual payments reimbursed to the Parent Company amounted to $394,000 while the fully escalated payments amount to $469,000.

The Company has a management agreement with the Parent Company, that is renewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 6 - Related Party Transactions, Continued

finance and planning, intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 to the Parent Company for each of the quarter ended March 31, 2007 and 2006 respectively.

The company has fifteen second mortgages totaling $8,301,000, all of which are the loans where Intervest National Bank holds the first mortgage.

Note 7 - Recent Accounting Pronouncements

SFAS 159 – Fair Value Accounting. In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective beginning January 1, 2008. The fair value parameters that the Company uses are defined in note 14 of its form 10K for the year ended December 31, 2006. The Company is currently evaluating the provisions of SFAS 159 and its potential effect on its financial statements.

Accounting for Pension Plans. On January 1, 2007, the Company adopted SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS 158 requires recognition in the consolidated statement of financial condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Currently, the Company does not offer any plans covered under this statement and therefore the adoption of this statement had no effect on the Company's financial statements.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective beginning January 1, 2008. The fair value parameters that the Company uses are defined in note 14 of its form 10K for the year ended December 31, 2006. The Company is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

Accounting for Servicing of Financial Assets. On January 1, 2007, the Company adopted SFAS No. 156, "Accounting for Servicing of Financial Assets." SFAS 156 amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis. The fair value parameters that the Company uses are defined in note 14 of its form 10K for the year ended December 31, 2006. The adoption of this statement did not have any effect on the Company's financial statements.

Accounting for Uncertainty in Income Taxes. On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. A tax position would meet the minimum recognition threshold if (1) the enterprise determines it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and (2) the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this statement had no effect the Company's financial statements.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 7 - Recent Accounting Pronouncements, Continued

Accounting for Certain Hybrid Financial Instruments. On January 1, 2007, the Company adopted SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in case in which a derivative would otherwise have to be bifurcated. SFAS 155 is effective for all financial instruments acquired or issued by the Company after December 31, 2006. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. The adoption of this statement did not affect the Company's financial statements.

Accounting for Misstatements. On January 1, 2007, the Company adopted the SEC's Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. The adoption of this statement did not affect the Company's financial statements.

Intervest Mortgage Corporation

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., the Company's independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2007, and for the three-month period ended March 31, 2007 and 2006 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Intervest Mortgage Corporation

New York, New York:

We have reviewed the accompanying condensed balance sheet of Intervest Mortgage Corporation (the "Company") as of March 31, 2007, and the related condensed statements of income, changes in stockholder's equity and cash flows for the three months ended March 31, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2006 and the related statements of income, changes in stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated February 3, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith P.A., P.C.
Hacker, Johnson & Smith P.A., P.C.
Tampa, Florida
April 26, 2007

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to its affiliate, Intervest National Bank. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It currently has no subsidiaries. A prior wholly owned subsidiary: Intervest Realty Servicing Corporation, which was engaged in certain mortgage servicing activities, was dissolved in 2006. Intervest Mortgage Corporation is hereafter referred to as the "Company". The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the "Parent Company") owns 100% of the capital stock of the Company. The Company's chairman and secretary are also officers, and directors of the Parent Company. The Company's chairman is also a principal shareholder of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Center, New York, and five full-service banking offices in Clearwater, Florida and one in South Pasadena, Florida).

A significant portion of the Company’s income is derived from servicing agreement income from Intervest National Bank. The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank's underwriting standards; preparing commitment letters and coordinating the loan closing process.

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

Many of the properties collateralizing the loans in the Company's mortgage loan portfolio are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting the most significant portion of the Company's mortgage portfolio are not as susceptible to fluctuations in valuation as other income-producing properties.

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

For a further discussion of this policy, as well as all of the Company's significant accounting policies, see note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets at March 31, 2007 decreased to $118,569,000, from $119,471,000 at December 31, 2006. The decrease is primarily the result of redemptions of $2,000,000 of debentures, as discussed below, which was partially offset by $618,000 of earnings in the first quarter of 2007.

Cash and cash equivalents amounted to $37,211,000 at March 31, 2007, compared to $36,649,000 at December 31, 2006. The increase is primarily due to: a reduction in mortgage loans receivable of $1,209,000, first quarter income of $618,000 and an increase of $447,000 in escrow funds payable. These increases were mostly offset by the redemption of $2,000,000 of debentures as discussed below.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $75,690,000 at March 31, 2007, compared to $76,899,000 at December 31, 2006. The decrease was due to principal repayments of mortgage loans exceeding new mortgage loan originations during the period.

At March 31, 2007 and December 31, 2006, one loan with a principal balance of $2,299,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. The Company’s recorded investment in this loan was $2,338,000 and $2,329,000 at March 31, 2007 and December 31, 2006, respectively. The company has commenced foreclosure proceedings on this loan. The Company believes that a specific valuation allowance for impaired loans is not required at any time since the Company believes that the estimated fair value of the underlying properties exceeded the Company’s recorded investment. At March 31, 2007 and December 31, 2006, there were no loans ninety days past due and still accruing interest.

Interest income that was not recorded on the nonaccrual loan under its contractual terms for the first quarter 2007 and 2006 were $53,000 and $6,000 respectively. The average balance of nonaccrual (impaired) loans for the first quarter of 2007 and 2006 were $2,299,000 and $179,000, respectively.

The allowance for loan losses amounted to $255,000 at March 31, 2007, compared to $262,000 at December 31, 2006. The decrease in the allowance primarily reflects a lower level of mortgage loans outstanding at March 31, 2007 compared to December 31, 2006. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Accrued interest receivable was relatively unchanged at $518,000 at March 31, 2007, compared to $499,000 at December 31, 2006.

Loan fees receivable was also relatively unchanged at $568,000 at March 31, 2007, compared to $578,000 at December 31, 2006.

Deferred subordinated debenture offering costs, net of accumulated amortization, decreased to $3,867,000 at March 31, 2007, from $4,118,000 at December 31, 2006. The decrease was due to normal amortization of offering costs during the period.

Total liabilities at March 31, 2007 decreased to $88,209,000, from $89,729,000 at December 31, 2006, principally due to a decrease in debentures payable, resulting from the $2,000,000 redemption of series 11/28/03 subordinated debentures in the first quarter of 2007. This increase was partially offset by an increase in escrow funds payable.

Mortgage escrow funds increased to $1,602,000 at March 31, 2007, from $1,155,000 at December 31, 2006. The increase was primarily due to normal accumulation of funds in anticipation of semi-annual tax payment to be made in June of 2007 and one large escrow deposit for one mortgage loan originated during the quarter ended March 31, 2007. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures outstanding decreased to $81,750,000 at March 31, 2007, from $83,750,000 at December 31, 2006. The decrease was due to the repayment prior to maturity on February 1, 2007 of Series 11/28/03 subordinated debentures due April 1, 2007 in the principal amount of $2,000,000.

Subordinated debentures interest payable increased to $2,973,000 at March 31, 2007, from $2,875,000 at December 31, 2006, primarily due to the accrual of interest on subordinated debentures outstanding. This increase was partially offset by the payment of $94,000 of interest on the series 11/28/03 debentures on February 1, 2007, $83,000 of which was included in interest payable at December 31, 2006.

Other liabilities decreased to $1,884,000 at March 31, 2007, from $1,949,000 at December 31, 2006. This was primarily due to a reduction of income tax payable to $777,000 at March 31, 2007, from $890,000 at December 31, 2006. This decrease was partially offset by an increase of $57,000 in commitment fees in process.

Comparison of Results of Operations for the Three-months Ended March 31, 2007 and 2006

The Company's net income decreased by $211,000 to $618,000 in the first quarter of 2007, from $829,000 for the first quarter of 2006. The decrease was primarily due to a decrease of $476,000 in interest and fee income on mortgages and a decrease of $190,000 in servicing agreement income. These decreases were partially offset by: a $131,000 increase in interest on short-term investment, a $86,000 decrease in interest on debentures and a $ 39,000 decrease in the provision for loan losses.

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

		For the Three-Months Ended March 31,
	2007			2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)
Assets
Mortgage loans receivable (1)	$77,856	$1,931	10.06%	$83,166	$2,407	11.74%
Short-term investments	35,140	409	4.72	28,271	278	3.99
Total interest-earning assets	112,996	$2,340	8.40%	111,437	$2,685	9.77%
Noninterest-earning assets	4,921			4,332
Total assets	$117,917			$115,769

Liabilities and Stockholders' Equity
Debentures and accrued interest payable	$84,505	$1,688	8.10%	$86,750	$1,782	8.33%
Noninterest-bearing liabilities	3,360			1,982
Stockholder's equity	30,052			27,037
Total liabilities and stockholders' equity	$117,917			$115,769
Net interest income		$652			$903
Net interest-earning assets/margin	$28,491		2.34%	$24,687		3.29%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.34x			1.29x
(1)	Mortgage loans receivable include non-performing loans
(2)	Annualized yield/rate

Net interest income is a major source of the Company's revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $652,000 in the first quarter of 2007, compared to $903,000 in the first quarter of 2006. The decrease in net interest income was mostly due to a 168 basis point decline in the yield on the Company’s mortgage portfolio and new loans being added to the Company’s portfolio with lower rates than maturing loans. Many of the Company’s maturing loans had higher interest rates due to the effect of interest rate increases over the two year period which ended in the first half of last year. The yield on the Company’s mortgages portfolio also decreased due to one large loan with higher fees in 2006 which does not currently have the same level of fees. These declines were partially offset by the effect of higher rate debentures being redeemed with lower rate debentures being issued and the effect of a 73 basis point increase in interests earned on short term investment.

Servicing agreement income decreased by $190,000 to $1,152,000 in the first quarter of 2007, from $1,342,000 in the same period of 2006 primarily due to a decrease in loan fees on mortgage loans originated by our affiliate, Intervest National Bank.

Income on early repayment of mortgages increased $29,000 to $70,000 in the first quarter of 2007, from $41,000 in the same period of 2006. Income on early repayment of mortgages is mostly based on individual loans being paid off earlier than the stated maturity. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and penalty interest in certain cases. The Company recorded a non-recurring $30,000 fee on one loan in the first quarter of 2007.

The Company recorded a $7,000 credit for loan losses in the first quarter of 2007, compared to a $32,000 provision in the first quarter of 2006. The credit was based upon mortgage loan receivables decreasing in first quarter of 2007 compared to an increase in the first quarter of 2006.

Salaries and employee benefits remained relatively unchanged for the three months ended March 31, 2007 versus the three months ended March 31, 2006. The Company had 18 and 20 full time employees at March 31, 2007 and 2006, respectively. General and administrative expense decreased to $260,000 from $279,000 due to a $10,000 reduction in directors fees and an $8,000 decrease in the accrual for consulting fees relating to the Sarbanes-Oxley Act of 2002.

The provision for income taxes for the first quarter of 2007 amounted to $531,000, compared to $712,000 in the first quarter of 2006. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

Company Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operations, lending commitments and the repayment of debentures. The Company's principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations including servicing fee income from Intervest National Bank. From time to time, the Company also receives capital contributions from the Parent Company. For additional information about the cash flows from the Company's operating, investing and financing activities, see the statements of cash flows included elsewhere in this report.

The Company has and expects to continue to rely on the issuance of its subordinated debentures in registered, best efforts offerings to the public as a source of funds to support its loan originations. In addition, service fee income the Company receives from Intervest National Bank comprises a significant percentage of the Company's cash flow. The Company has a servicing agreement with Intervest National Bank, whereby the Company provides the Bank with mortgage loan origination services and receives a monthly fee that is based on loan origination volumes and fees earned by the Bank. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Bank's underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. The services are performed by the Company's personnel and the related expenses are borne by the Company.

The Company's lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 5 to the financial statements included elsewhere in this report, at March 31, 2007 and December 31, 2006, $81,750,000 and $83,750,000 in aggregate principal amount of the Company’s subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 7.75% per annum and maturities that range from January 1, 2008 to July 1, 2014. At February 1, 2007, the Company repaid debenture series 11/28/03 due April 1, 2007 for a total of $2,000,000 in principal and $94,000 in accrued interest. At March 31, 2007, the Company had no debentures or related accrued interest payable maturing in 2007.

At March 31, 2007, the Company had approximately $37,211,000 in cash and cash equivalents and outstanding commitments to lend of $8,883,000. In addition, approximately $28,313,000 of mortgages will mature in 2007 and the Company will not be required to repay any principal on its debentures in 2007. As a result, both current cash and the proceeds from repayment of maturing mortgages will be available in 2007 for investment in new mortgages. The current level of cash and cash equivalents is higher than has been customary for the Company. The increase in cash is primarily attributable to a significant decline in originations of new mortgage since the second half of 2006. The decline in originations is attributable to market conditions which have made it more difficult for management to identify mortgage investment opportunities meeting the criteria and characteristics embodied in our investment policies.

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

Off-Balance Sheet Commitments

Commitments to extend credit amounted to $8,883,000 at March 31, 2007, of which nearly all will either close or expire in 2007. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The Company's one-year interest rate sensitivity gap was a positive $88,357,000, or 75% of total assets at March 31, 2007, which was a decrease from a positive $96,914,000, or 81%, at December 31, 2006.

The following table summarizes information relating to the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2007, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Floating-rate loans (1)	$51,680	$—	$—	$—	$51,680
Fixed-rate loans (1)	2,778	5,104	11,642	3,072	22,596
Total loans	54,458	5,104	11,642	3,072	74,276
Short-term investments	35,830	—	—	—	35,830
Total rate-sensitive assets	$90,288	$5,104	$11,642	$3,072	$110,106

Debentures payable (1)	$—	$5,500	$31,750	$44,500	$81,750
Accrued interest on debentures	1,221	314	647	791	2,973
Total rate-sensitive liabilities	$1,221	$5,814	$32,397	$45,291	$84,723

GAP (repricing differences)	$89,067	$(710)	$(20,755)	$(42,219)	$25,383
Cumulative GAP	$89,067	$88,357	$67,602	$25,383	$25,383
Cumulative GAP to total assets	75.1%	74.5%	57.0%	21.4%	21.4%

Significant assumptions used in preparing the preceding gap table follow:

(1)	Floating-rate loans that adjust at a specified time are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and subordinated debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis. Non-performing loans and the effect of prepayments are excluded from this analysis.

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

Beginning with the Company's annual report for the year ending December 31, 2007, the Company will be required to include in its annual report on Form 10-K filed with the Securities and Exchange Commission a report of management’s assessment regarding the Company's internal controls over financial reporting in accordance with the above requirements. Since the Company’s Parent Company was required to include such a report in its Report on Form 10-K for the year ended December 31, 2006, and since the Company’s accounts are included in the consolidated financial statements of the Parent Company, the Company’s management has reviewed its internal controls and believes that, as of March 31, 2007, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and debenture-issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2006, which reflect changes in market prices and rates, can be found in note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable

ITEM 1A.	Risk Factors

The Company’s business is affected by a number of factors, including but not limited to the impact of: interest rates; loan demand; loan concentrations; loan prepayments; dependence on brokers and other sources for new loan referrals, ability to raise funds for investment; competition; general or local economic conditions; credit risk and the related adequacy of the allowance for loan losses; terrorist acts; natural disasters; armed conflicts; environmental liabilities; regulatory supervision and regulation and costs thereof; dependence on a limited number of key personnel; and voting control held by a limited number of stockholders who are also executive officers and directors.

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company's most recent Form 10-K. There have been no material changes to the Company's remaining risk factors disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, where such factors are discussed on pages 8 through 14.

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

INTERVEST MORTGAGE CORPORATION

Date: April 26, 2007	By: /s/	Lowell S. Dansker
Lowell S. Dansker, Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By: /s/	John H. Hoffmann
John H. Hoffmann, Vice President and Chief Financial Officer (Principal Financial Officer)