Form 10-Q
period 2007-06-30
INTERVEST MORTGAGE CORP
filed 2007-08-07
CIK 835955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:
Common Stock, no par value per share	100 shares outstanding as of July 31, 2007

INTERVEST MORTGAGE CORPORATION

FORM 10-Q

June 30, 2007

Private Securities Litigation Reform Act Safe Harbor Statement

Intervest Mortgage Corporation (The Company) is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Intervest Mortgage Corporation

Condensed Balance Sheets

($ in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash	$1,348	$1,466
Short-term investments	29,659	35,183

Total cash and cash equivalents	31,007	36,649
Mortgage loans receivable (net of allowance for loan losses of $286 and $262, respectively)	81,593	76,899
Accrued interest receivable	690	499
Loan fees receivable	534	578
Fixed assets, net	33	40
Deferred debenture offering costs, net	3,623	4,118
Other assets	672	688

Total assets	$118,152	$119,471

LIABILITIES
Mortgage escrow funds payable	$1,120	$1,155
Subordinated debentures payable	81,750	83,750
Debenture interest payable	3,181	2,875
Other liabilities	1,059	1,949

Total liabilities	$87,110	$89,729

STOCKHOLDER’S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)	$2,100	$2,100
Class B common stock (no par value, 100 shares authorized, none issued)	—	—
Additional paid-in-capital	11,510	11,510
Retained earnings	17,432	16,132

Total stockholder’s equity	$31,042	$29,742

Total liabilities and stockholder’s equity	$118,152	$119,471

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Income

(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2007	2006	2007	2006
REVENUES
Interest and fee income on mortgages	$1,827	$2,789	$3,758	$5,196
Interest income on short-term investments	463	134	872	412

Total interest and fee income	2,290	2,923	4,630	5,608
Servicing agreement income – related party	1,065	1,491	2,217	2,833
Gain on early repayment of mortgages	315	44	385	85
Other income	30	111	49	167

Total revenues	3,700	4,569	7,281	8,693

EXPENSES
Interest on debentures	1,429	1,459	2,866	2,982
Amortization of deferred debenture offering costs	244	258	495	517
Provision for loan losses	31	24	24	56
Salaries and employee benefits	474	463	965	954
General and administrative	264	275	524	553

Total expenses	2,442	2,479	4,874	5,062

Income before income taxes	1,258	2,090	2,407	3,631
Provision for income taxes	576	966	1,107	1,678

Net income	$682	$1,124	$1,300	$1,953

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Changes in Stockholder’s Equity

(Unaudited)

	Six-Months Ended June 30,
($ in thousands)	2007	2006
CLASS A COMMON STOCK
Balance at beginning and end of period	$2,100	$2,100

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning and end of period	11,510	11,510

RETAINED EARNINGS
Balance at beginning of period	16,132	13,006
Net income for the period	1,300	1,953

Balance at end of period	17,432	14,959

Total stockholder’s equity at end of period	$31,042	$28,569

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Six-Months Ended June 30,
($ in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$1,300	$1,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12	14
Provision for loan losses	24	56
Amortization of deferred debenture offering costs	495	517
Amortization of premiums, fees and discounts, net	(326)	(647)
Gain on early repayment of mortgage loans receivable	(385)	(85)
Net (decrease) increase in mortgage escrow funds payable	(35)	67
Net increase (decrease) in debenture interest payable	306	(1,112)
Net change in all other assets and liabilities	(397)	360

Net cash provided by operating activities	994	1,123

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable	20,172	38,395
Originations of mortgage loans receivable	(24,805)	(50,089)
Purchases of fixed assets, net	(3)	(1)

Net cash (used in) investing activities	(4,636)	(11,695)

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs	—	(2)
Principal repayments of debentures	(2,000)	(3,500)

Net cash (used in) financing activities	(2,000)	(3,502)

Net (decrease) in cash and cash equivalents	(5,642)	(14,074)

Cash and cash equivalents at beginning of period	36,649	27,893

Cash and cash equivalents at end of period	31,007	$13,819

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,560	$4,094
Income taxes	1,944	1,783

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 1 - General

The condensed financial statements of Intervest Mortgage Corporation in this report have not been audited except for the information derived from the 2006 audited Consolidated Financial Statements and notes thereto. The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Intervest Mortgage Corporation is hereafter referred to as the “Company”.

The condensed statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and the statements of changes in stockholder’s equity and cash flows for the six-months ended June 30, 2007 and 2006 include the accounts of Intervest Mortgage Corporation and its former wholly owned subsidiary, Intervest Realty Servicing Corporation, which was dissolved in 2006. All material intercompany accounts and transactions have been eliminated in consolidation in 2006. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America.

The Company is a wholly owned subsidiary of Intervest Bancshares Corporation (the “Parent Company”). The chairman and secretary of the Company are directors of the Company and are also officers and directors of the Parent Company. The chairman of the Company is also a principal shareholder of the Parent Company.

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. The Company also provides loan origination services to Intervest National Bank (“the Bank”), an affiliated entity. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

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

Note 2 - Mortgage Loans Receivable

Mortgage loans receivable are summarized as follows:

	At June 30, 2007		At December 31, 2006
($ in thousands)	# of loans	Amount	# of loans	Amount
Residential multifamily mortgage loans	26	$52,439	22	$37,839
Commercial real estate mortgage loans	24	29,190	31	37,593
Land development and other land loans	1	842	3	2,406

Mortgage loans receivable	51	82,471	56	77,838
Deferred loan fees and unamortized discount		(592)		(677)

Mortgage loans receivable, net of fees and discount		81,879		77,161
Allowance for mortgage loan losses		(286)		(262)

Mortgage loans receivable, net		$81,593		$76,899

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 2 – Mortgage Loans Receivable, Continued

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at June 30, 2007:

($ in thousands)
For the six-months ending December 31, 2007	$22,468
For the year ending December 31, 2008	33,389
For the year ending December 31, 2009	14,637
For the year ending December 31, 2010	91
For the year ending December 31, 2011	1,474
Thereafter	10,412

$82,471

At June 30, 2007 and December 31, 2006, one loan with a principal balance of $2,299,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. The Company’s recorded investment in this loan was $2,353,000 and $2,329,000 at June 30, 2007 and December 31, 2006, respectively. The company is proceeding with its foreclosure action on this loan. The Company believes that a specific valuation allowance for impaired loans is not required at any time since the Company believes that the estimated fair value of the underlying property exceeded the Company’s recorded investment.

Interest income that was not recorded on the nonaccrual loan under its contractual terms for the quarters and six-months ended June 30, 2007 and 2006 were $53,000, $107,000, $7,000 and $13,000 respectively. The average balance of nonaccrual (impaired) loans for the quarters and the six-months ended June 30, 2007 were $2,343,000 and $2,340,000, compared to $179,000 for the same periods ended June 30, 2006.

Loans past due ninety days and still accruing interest at June 30, 2007 amounted to $6,525,000 and represented one loan that matured on April 1, 2007. The Company participates in this loan with Intervest National Bank. The borrower has since ceased making payments of principal and interest. The loan is well secured by a waterfront hotel, restaurant and marina resort in St. Augustine, Florida, as well as a $1,300,000 cash deposit with Intervest National Bank for the benefit of the Company and Intervest National Bank. As of June 30, 2007, discussions regarding the resolution of this loan were in progress which were expected to result in either a full satisfaction of the loan, including the receipt of all past due interest of approximately $154,000, or in the loan being brought current with an extension of the maturity date. However, as of July 31, 2007, Intervest National Bank has not succeeded in collecting the amounts due. As a result, on July 31, 2007, the Company has transferred this loan to a nonaccrual status and reversed accrued interest receivable in accordance with its accounting policy. Intervest National Bank is continuing its foreclosure proceedings on this loan and a trial date has been scheduled for November 5, 2007. At December 31, 2006, there were no loans ninety days past due and still accruing interest.

As of June 30, 2007, the Company was also closely monitoring five real estate loans totaling approximately $18,385,000 to one borrower, each of which are collateralized by multifamily properties located in New York City. The principals of the borrowers are experiencing legal difficulties in connection with activities alleged by independent third parties to be fraudulent with respect to the placing of unauthorized and unrecorded mortgages on these and other properties. On July 30, 2007, the third parties filed an involuntary bankruptcy against the borrowers. As of July 1, 2007, the two loans held by the Company were current as to principal and interest payments. The remaining three loans held by the Company were not current as to the payments due July 1, but were partially paid. One loan in the amount of $4,387,000 matured on June 1, 2007. On July 31, 2007, all these loans were placed on nonaccrual status due to the uncertainty of the timing of future payments that has resulted from the involuntary bankruptcy filing. Accrued and unpaid interest was reversed from income accordingly.

Although the Company presently believes that the estimated fair value of each of the underlying properties exceeded the Company’s recorded investment in each of the aforementioned nonaccrual loans, as well as the loans classified as nonaccrual or ninety days past due and still accruing are well collateralized, there can be no assurance that the Company will not incur loan chargeoffs or significant expenses with respect to the ultimate collection of these loans.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 3 - Allowance for Mortgage Loan Losses

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2007	2006	2007	2006
Balance at beginning of period	$255	$282	$262	$250
Provision charged to operations	31	24	24	56

Balance at end of period	$286	$306	$286	$306

The allowance for mortgage loan losses has decreased since June of 2006 due to credits to the provision recorded relating to the declining outstanding mortgage loan balances since June of 2006.

Note 4 - Deferred Debenture Offering Costs

Deferred debenture offering costs are summarized as follows:

	At June 30,	At December 31,
($ in thousands)	2007	2006
Deferred debenture offering costs	$6,349	$6,775
Less accumulated amortization	(2,726)	(2,657)

Deferred debenture offering costs, net	$3,623	$4,118

Note 5 - Subordinated Debentures Payable

The following table summarizes debentures payable.

($ in thousands)		At June 30, 2007	At December 31, 2006
Series 01/17/02 – interest at 7 3/4% fixed	- due October 1, 2009	$2,250	$2,250
Series 08/05/02 – interest at 7 1/2% fixed	- due January 1, 2008	3,000	3,000
Series 08/05/02 – interest at 7 3/4% fixed	- due January 1, 2010	3,000	3,000
Series 01/21/03 – interest at 7 % fixed	- due July 1, 2008	3,000	3,000
Series 01/21/03 – interest at 7 1/4% fixed	- due July 1, 2010	3,000	3,000
Series 07/25/03 – interest at 6 3/4% fixed	- due October 1, 2008	3,000	3,000
Series 07/25/03 – interest at 7 % fixed	- due October 1, 2010	3,000	3,000
Series 11/28/03 – interest at 6 1/4 % fixed	- due April 1, 2007	—	2,000
Series 11/28/03 – interest at 6 1/2% fixed	- due April 1, 2009	3,500	3,500
Series 11/28/03 – interest at 6 3/4 % fixed	- due April 1, 2011	4,500	4,500
Series 06/07/04 – interest at 6 1/4 % fixed	- due January 1, 2008	2,500	2,500
Series 06/07/04 – interest at 6 1/2% fixed	- due January 1, 2010	4,000	4,000
Series 06/07/04 – interest at 6 3/4 % fixed	- due January 1, 2012	5,000	5,000
Series 03/21/05 – interest at 6 1/4 % fixed	- due April 1, 2009	3,000	3,000
Series 03/21/05 – interest at 6 1/2% fixed	- due April 1, 2011	4,500	4,500
Series 03/21/05 – interest at 7 % fixed	- due April 1, 2013	6,500	6,500
Series 08/12/05 – interest at 6 1/4 % fixed	- due October 1, 2009	2,000	2,000
Series 08/12/05 – interest at 6 1/2% fixed	- due October 1, 2011	4,000	4,000
Series 08/12/05 – interest at 7 % fixed	- due October 1, 2013	6,000	6,000
Series 06/12/06 – interest at 6 1/2 % fixed	- due July 1, 2010	2,000	2,000
Series 06/12/06 – interest at 6 3/4 % fixed	- due July 1, 2012	4,000	4,000
Series 06/12/06 – interest at 7 % fixed	- due July 1, 2014	10,000	10,000

		$81,750	$83,750

•	On February 1, 2007, the Company’s Series 11/28/03 debentures due April 1, 2007 were repaid for $2,000,000 of principal and $94,000 of accrued interest.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 5 - Subordinated Debentures Payable, Continued

Subsequent to June 30, 2007 and prior to the date of this report, the following debentures were repaid:

•	On August 1, 2007, the Company’s Series 8/5/02 debentures due January 1, 2008 were repaid for $3,000,000 of principal and $263,000 of accrued interest.

•	On August 1, 2007, the Company’s Series 6/7/04 debentures due January 1, 2008 were repaid for $2,500,000 of principal and $108,000 of accrued interest.

Interest is paid quarterly on the Company’s debentures except for the following series, all of which accrue and compound interest quarterly, with such interest due and payable at maturity: $80,000 of Series 1/17/02; $1,130,000 of Series 8/05/02 ($570,000 after the August 1, 2007 repayments); $1,340,000 of Series 11/28/03; $1,910,000 of Series 6/7/04 ($1,440,000 after the August 1, 2007 repayments); $1,920,000 of Series 3/21/05; $1,820,000 of Series 8/12/05; and $2,280,000 of Series 6/12/06.

The holders of series 1/17/02 through series 8/12/05 debentures can require the Company, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning January 1, 2008 for Series 6/7/04, April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05) provided; however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

The Company’s debentures may be redeemed at its option at any time, in whole or in part. These redemptions would be for face value, except for Series 6/12/06, which would be redeemed at a premium of 1% if it occurred prior to January 1, 2008. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities of debentures and the related accrued interest as of June 30, 2007 are summarized as follows:

($ in thousands)	Principal	Accrued Interest
For the six-months ending December 31, 2007(1)	$5,500	$1,559
For the year ending December 31, 2008	6,000	—
For the year ending December 31, 2009	10,750	271
For the year ending December 31, 2010	15,000	438
For the year ending December 31, 2011	13,000	399
Thereafter	31,500	514

	$81,750	$3,181

(1)	Subsequent to June 30, 2007 and prior to the filing date of this report, the Company on August 1, 2007 repaid early the following debentures due January 1, 2008: Series 8/5/02 were repaid for $3,000,000 in principal and $263,000 of accrued interest; and Series 6/7/04 were repaid for $2,500,000 of principal and $108,000 of accrued interest.

Note 6 – Related Party Transactions

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $6,525,000 and $6,537,000 participation outstanding with Intervest National Bank at June 30, 2007 and December 31, 2006, respectively.

The Company has a servicing agreement with Intervest National Bank whereby the Company provides the Bank with origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $1,065,000 and $2,217,000 for the quarter and six months ended June 30, 2007, and $1,491,000 and $2,833,000 for the quarter and six months ended June 30, 2006 in connection with this servicing agreement. Servicing agreement income decreased in the first six months of 2007 due to lower level of fees being generated by our affiliate, Intervest National Bank. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 6 – Related Party Transactions, Continued

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank which totaled $5,751,000 at June 30, 2007 and $18,832,000 at December 31, 2006. The Company earned interest income of $65,000 and $287,000 from Intervest National Bank for the quarter and six-months ended June 30, 2007, respectively, and $102,000 and $351,000 for the quarter and six-months ended June 30, 2006, respectively, in connection with such deposits. These amounts are included in interest income in the condensed statements of income.

Intervest Securities Corporation, an affiliate that was dissolved in October 2006, received commissions and fees in connection with its participation as a selected dealer in the placement of subordinated debentures of the Company. There were no fees paid during the quarters and six-months ended June 30, 2007 and 2006.

The Company paid $2,000 and $8,000 for the quarter and six-months ended June 30, 2007, respectively, and $61,000 and $69,000 for the quarter and six-months ended June 30, 2006, for legal services rendered by a law firm, a partner of which is a director of the Company. The Company pays commissions and fees in connection with the placement of debentures to Sage, Rutty & Co., Inc, a broker/dealer, a principal of which is a director of the Company. The Company paid no commissions and fees during the quarters and six-months ended June 30, 2007 and 2006.

The Company reimbursed the Parent Company $132,000 and $251,000 for the rent on the space the Company occupies for the three and six months ended June 30, 2007, respectively, and $122,000 and $238,000 for the same periods ended June 30, 2006, respectively. The Company will reimburse the Parent Company for the leased space it shares with affiliates as follows: $198,000 for the remaining six months of 2007; $428,000 in 2008; $438,000 in 2009; $438,000 in 2010; $444,000 in 2011 and $1,036,000 thereafter for the remainder of the lease term, through March 2014, for an aggregate amount of $2,982,000. The Parent Company’s lease contains operating escalation clauses related to taxes and operating costs based upon various criteria and is accounted for as an operating lease. The Company will pay its proportional share of any such additional expense. For the year ended December 31, 2006, contractual payments for base rent reimbursed to the Parent Company amounted to $394,000 while the fully escalated payments for base rent and escalation payments amount to $469,000. The lease expires in March 2014.

The Company has a management agreement with the Parent Company, that is renewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning, intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 to the Parent Company for each of the quarters ended June 30, 2007 and 2006, respectively, and $75,000 for the six months ended June 30, 2007 and 2006, respectively.

The company has fourteen second mortgages totaling $7,838,000, twelve of which are loans where Intervest National Bank holds the first mortgage, while the Company holds the first mortgage for two of its own second mortgages.

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

between the fair value of the plan assets and the benefit obligation. Currently, the Company does not offer any plans covered under this statement and therefore the adoption of this statement had no effect on the Company’s financial statements.

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

Accounting for Servicing of Financial Assets. On January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis. The fair value parameters that the Company uses are defined in note 14 of its form 10K for the year ended December 31, 2006. The adoption of this statement did not have any effect on the Company’s financial statements.

Accounting for Uncertainty in Income Taxes. On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. A tax position would meet the minimum recognition threshold if (1) the enterprise determines it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and (2) the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this statement had no effect the Company’s financial statements.

Accounting for Certain Hybrid Financial Instruments. On January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in case in which a derivative would otherwise have to be bifurcated. SFAS 155 is effective for all financial instruments acquired or issued by the Company after December 31, 2006. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. The adoption of this statement did not affect the Company’s financial statements.

Accounting for Misstatements. On January 1, 2007, the Company adopted the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. The adoption of this statement did not affect the Company’s financial statements.

Intervest Mortgage Corporation

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Intervest Mortgage Corporation

New York, New York:

We have reviewed the accompanying condensed balance sheet of Intervest Mortgage Corporation (the “Company”) as of June 30, 2007, and the related statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and the statements of changes in stockholder’s equity and cash flows for the six-months ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2006 and the related statements of income, changes in stockholder’s equity and cash flows for the year then ended (not presented herein), and in our report dated February 16, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith P.A., P.C.
Hacker, Johnson & Smith P.A., P.C. Tampa, Florida July 26, 2007

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by multifamily and commercial real estate properties. It also provides loan origination services to its affiliate, Intervest National Bank. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It currently has no subsidiaries. A prior wholly owned subsidiary: Intervest Realty Servicing Corporation, which was engaged in certain mortgage servicing activities, was dissolved in 2006. Intervest Mortgage Corporation is hereafter referred to as the “Company”. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

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

A significant portion of the Company’s income consists of servicing agreement income derived from Intervest National Bank. The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process.

The Company’s lending activities consist of mortgage loans on real estate properties that primarily mature within approximately three years, including multifamily residential apartment buildings, office buildings, commercial properties and vacant land. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. No mortgage loans have been resold to third parties during the past five years.

Many of the properties collateralizing the loans in the Company’s mortgage loan portfolio are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties constituting a significant portion of the Company’s mortgage portfolio are not as susceptible to fluctuations in valuation as other income-producing properties.

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

The Company’s profitability is affected by its net interest income, which is the difference between interest income generated from its mortgage loans and the interest expense, inclusive of amortization of offering costs, incurred on its debentures. The Company’s profitability is also affected by its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists of fee income from providing mortgage loan origination services to Intervest National Bank, as well as loan service charges and prepayment income generated from the Company’s loan portfolio. Noninterest expense consists mainly of salaries and employee benefits expense, occupancy expenses, professional fees, insurance expense and other operating expenses.

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

For a further discussion of this policy, as well as all of the Company’s significant accounting policies, see note 1 to the financial statement in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets at June 30, 2007 decreased to $118,152,000, from $119,471,000 at December 31, 2006. The decrease is primarily the result of the redemption of $2,000,000 of debentures, as discussed below, which was partially offset by $1,300,000 of earnings in the first six months of 2007.

Cash and cash equivalents amounted to $31,007,000 at June 30, 2007, compared to $36,649,000 at December 31, 2006. The decrease is primarily due to: an increase in mortgage loans receivable of $4,694,000 and the redemption of $2,000,000 of debentures as discussed below. These decreases were partially offset by income for the first six months of 2007 of $1,300,000.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $81,593,000 at June 30, 2007, compared to $76,899,000 at December 31, 2006. The increase was due to new mortgage loan originations during the period exceeding principal repayments of mortgage loans.

At June 30, 2007 and December 31, 2006, one loan with a principal balance of $2,299,000 was on nonaccrual status. This loan is considered impaired under the criteria of SFAS No.114. The Company’s recorded investment in this loan was $2,353,000 and $2,329,000 at June 30, 2007 and December 31, 2006, respectively. The company is proceeding with its foreclosure action on this loan. The Company believes that a specific valuation allowance for impaired loans is not required at any time since the Company believes that the estimated fair value of the underlying property exceeded the Company’s recorded investment.

Interest income that was not recorded on the nonaccrual loan under its contractual terms for the quarters and six-months ended June 30, 2007 and 2006 were $53,000, $107,000, $7,000 and $13,000 respectively. The average balance of nonaccrual (impaired) loans for the quarters and the six-months ended June 30, 2007 were $2,343,000 and $2,340,000, compared to $179,000 for the same periods ended June 30, 2006.

Loans past due ninety days and still accruing interest at June 30, 2007 amounted to $6,525,000 and represented one loan that matured on April 1, 2007. The Company participates in this loan with Intervest National Bank. The borrower has since ceased making payments of principal and interest. The loan is well secured by a waterfront hotel, restaurant and marina resort in St. Augustine, Florida, as well as a $1,300,000 cash deposit with Intervest National Bank for the benefit of the Company and Intervest National Bank. As of June 30, 2007, discussions regarding the resolution of this loan were in progress which were expected to result in either a full satisfaction of the loan, including the receipt of all past due interest of approximately $154,000, or in the loan being brought current with an extension of the maturity date. However, as of July 31, 2007, Intervest National Bank has not succeeded in collecting the amounts due. As a result, on July 31, 2007, the Company has transferred this loan to a nonaccrual status and reversed accrued interest receivable in accordance with its accounting policy. Intervest National Bank is continuing its foreclosure proceedings on this loan and a trial date has been scheduled for November 5, 2007. At December 31, 2006, there were no loans ninety days past due and still accruing interest.

As of June 30, 2007, the Company was also closely monitoring five real estate loans totaling approximately $18,385,000 to one borrower, each of which are collateralized by multifamily properties located in New York City. The principals of the borrowers are experiencing legal difficulties in connection with activities alleged by independent third parties to be fraudulent with respect to the placing of unauthorized and unrecorded mortgages on these and other properties. On July 30, 2007, the third parties filed an involuntary bankruptcy against the borrowers. As of July 1, 2007, the two loans held by the Company were current as to principal and interest payments. The remaining three loans held by the Company were not current as to the payments due July 1, but were partially paid. One loan in the amount of $4,387,000 matured on June 1, 2007. On July 31, 2007, all these loans were placed on nonaccrual status due to the uncertainty of the timing of future payments that has resulted from the involuntary bankruptcy filing. Accrued and unpaid interest was reversed from income accordingly.

Although the Company presently believes that the estimated fair value of each of the underlying properties exceeded the Company’s recorded investment in each of the aforementioned nonaccrual loans, as well as the loans classified as nonaccrual or ninety days past due and still accruing are well collateralized, there can be no assurance that the Company will not incur loan chargeoffs or significant expenses with respect to the ultimate collection of these loans.

The allowance for loan losses amounted to $286,000 at June 30, 2007, compared to $262,000 at December 31, 2006. The increase in the allowance primarily reflects a higher level of mortgage loans outstanding at June 30, 2007 compared to December 31, 2006. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Accrued interest receivable was $690,000 at June 30, 2007, compared to $499,000 at December 31, 2006. Accrued interests at June 30, 2007 includes $154,000 of past due interest on the ninety day past due loan described above.

Loan fees receivable was $534,000 at June 30, 2007, compared to $578,000 at December 31, 2006, despite an increase in volume. This decrease is due to current market conditions which have resulted in lower fees receivable for recently issued loans.

Deferred subordinated debenture offering costs, net of accumulated amortization, decreased to $3,623,000 at June 30, 2007, from $4,118,000 at December 31, 2006. The decrease was due to normal amortization of offering costs during the period.

Total liabilities at June 30, 2007 decreased to $87,110,000, from $89,729,000 at December 31, 2006, principally due to a decrease in debentures payable, resulting from the $2,000,000 redemption of series 11/28/03 subordinated debentures in the first quarter of 2007. Total liabilities also decreased due to tax payments made in the second quarter of 2007. These decreases were partially offset by an increase in debenture interest payable.

Mortgage escrow funds were relatively unchanged at $1,120,000 at June 30, 2007, compared to $1,155,000 at December 31, 2006. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures outstanding decreased to $81,750,000 at June 30, 2007, from $83,750,000 at December 31, 2006. The decrease was due to the repayment, prior to maturity on February 1, 2007, of Series 11/28/03 subordinated debentures due April 1, 2007 in the principal amount of $2,000,000.

Subordinated debentures interest payable increased to $3,181,000 at June 30, 2007, from $2,875,000 at December 31, 2006, primarily due to the accrual of interest on subordinated debentures outstanding. This increase was partially offset by the payment of $94,000 of interest on the series 11/28/03 debentures on February 1, 2007, $83,000 of which was included in interest payable at December 31, 2006.

Other liabilities decreased to $1,059,000 at June 30, 2007, from $1,949,000 at December 31, 2006. This was primarily due to a reduction of income tax payable to $26,000 at June 30, 2007, from $890,000 at December 31, 2006.

Comparison of Results of Operations for the Quarters Ended June 30, 2007 and 2006

The Company’s net income decreased by $442,000 to $682,000 in the second quarter of 2007, from $1,124,000 for the second quarter of 2006. The decrease was primarily due to a decrease of $633,000 in interest and fee income, a decrease of $426,000 in servicing agreement income and a $81,000 decrease in other income. These decreases were partially offset by: a $390,000 decrease in the income tax provision, a $329,000 increase in interest on short-term investments, a $271,000 increase in gain on early repayment of mortgages, and a $44,000 decrease in interest and fee amortization on debentures.

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

	For the Three-Months Ended June 30,
	2007			2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)
Assets
Mortgage loans receivable (1)	$77,424	$1,827	9.46%	$97,242	$2,789	11.50%
Short-term investments	36,182	463	5.13	12,268	134	4.38

Total interest-earning assets	113,606	$2,290	8.08%	109,510	$2,923	10.70%

Noninterest-earning assets	4,401			4,314

Total assets	$118,007			$113,824

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$83,994	$1,673	7.99%	$83,592	$1,717	8.24%
Noninterest-bearing liabilities	3,214			2,309
Stockholder’s equity	30,799			27,923

Total liabilities and stockholders’ equity	$118,007			$113,824

Net interest income		$617			$1,206

Net interest-earning assets/margin	$29,612		2.18%	$25,918		4.42%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.35x			1.31x

(1)	Mortgage loans receivable include non-performing loans
(2)	Annualized yield/rate

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $617,000 in the second quarter of 2007, compared to $1,206,000 in the second quarter of 2006. The decrease in net interest income was mostly due to a $19,800,000 decrease in the average balance of loans outstanding. This was partially offset by a $23,900,000 increase in lower yielding short-term investments. Additionally, income was reduced by a 204 basis point decline in the yield on the Company’s mortgage portfolio primarily due to a reduced amortization on deferred fees including one large loan with higher fees in 2006 which does not currently have the same level of fees. Also, new loans are being added to the Company’s portfolio with lower interest rates than maturing loans. Many of the Company’s maturing loans had higher interest rates in 2006 due to the effect of interest rate increases over the two year period which ended in the first half of last year. These declines were partially offset by the effect of higher rate debentures being redeemed while lower rate debentures were issued and the effect of a 75 basis point increase in interests earned on short term investments.

Servicing agreement income decreased by $426,000 to $1,065,000 in the first quarter of 2007, from $1,491,000 in the same period of 2006 primarily due to a decrease in loan fees on mortgage loans originated by our affiliate, Intervest National Bank.

Gain on early repayment of mortgages increased $271,000 to $315,000 in the second quarter of 2007, from $44,000 in the same period of 2006. Gain on early repayment of mortgages is mostly based on individual loans being paid off earlier than the stated maturity. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and penalty interest in certain cases. Included in the $315,000 of early repayment income was $219,000 of non-recurring fees and related income on one loan in the second quarter of 2007.

The Company recorded a $31,000 provision for loan losses in the second quarter of 2007, compared to a $24,000 provision in the second quarter of 2006. The provision included an additional $15,000 on one loan which is ninety days past due and still accruing interest.

Salaries and employee benefits remained relatively unchanged for the three months ended June 30, 2007 versus the three months ended June 30, 2006. The Company had 18 and 20 full time employees at June 30, 2007 and 2006, respectively. General and administrative expense was also relatively unchanged.

The provision for income taxes for the second quarter of 2007 amounted to $576,000, compared to $966,000 in the second quarter of 2006. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

Comparison of Results of Operations for the Six-Months Ended June 30, 2007 and 2006

The Company’s net income decreased by $653,000 to $1,300,000 in the first six-months of 2007, from $1,953,000 for the first six-months of 2006. The decrease was primarily due to a $1,438,000 decrease in interest and fee income on mortgages and a $616,000 decrease in servicing agreement income, partially offset by a $460,000 increase in interest on short term investments, a $300,000 increase in gain on early repayment of mortgages, a $116,000 decrease in debenture interest expense and a $571,000 decrease in income tax expense.

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

	For the Six-Months Ended June 30,
	2007			2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)
Assets
Mortgage loans receivable (1)	$77,639	$3,758	9.76%	$90,243	$5,196	11.61%
Short-term investments	35,664	872	4.93	20,225	412	4.11

Total interest-earning assets	113,303	$4,630	8.24%	110,468	$5,608	10.24%

Noninterest-earning assets	4,659			4,323

Total assets	$117,962			$114,791

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$84,248	$3,361	8.05%	$85,162	$3,499	8.28%
Noninterest-bearing liabilities	3,287			2,146
Stockholder’s equity	30,427			27,483

Total liabilities and stockholders’ equity	$117,962			$114,791

Net interest income		$1,269			$2,109

Net interest-earning assets/margin	$29,055		2.26%	$25,306		3.85%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.35x			1.30x

(1)	Mortgage loans receivable include non-performing loans
(2)	Annualized yield/rate

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $1,269,000 in the first six-months of 2007, compared to $2,109,000 in the first six-months of 2006. The decrease in net interest income was due to a lower net interest margin. The decrease in the margin to 2.26% in the first six-months of 2007, from 3.85% in the first six-months of 2006 was primarily due to the Company’s yield on interest-earning assets decreasing at a faster pace than its cost of funds.

The Company’s yield on interest-earning assets decreased 200 basis points to 8.24% in the first six-months of 2007. The decrease in net interest income was mostly due to a $12,600,000 decrease in the average balance of loans outstanding. This was partially offset by a $11,400,000 increase in lower yielding short-term investments and decrease in the amortization of deferred fees. The decrease in the amortization of deferred fees was the result of a lower level of fees being generated relating to the six-months ended June 30, 2007 versus the same period of 2006, as well as one $7,000,000 loan with a 1% higher than usual origination fee that was amortized during the first six-months of 2006. The decrease in the yield was also due to higher rate loans being replaced by lower rate loans. The yield on short-term investments increased primarily due to an increase in rates on commercial paper investments. The interest rate on debentures decreased 23 basis points to 8.05% in the first six-months of 2007, mostly due to new fixed rate debentures being issued at lower rates than the rates on older debentures that had been paid off.

Servicing agreement income decreased $616,000 to $2,217,000 in the first six-months of 2007, from $2,833,000 in the same period of 2006, due to lower level of fees being generated by our affiliate, Intervest National Bank.

Gain on early repayment of mortgages increased by $300,000 to $385,000 in the first six-months of 2007, from $85,000 in the same period of 2006. Gain on early repayment of mortgages is based on individual loans paying off earlier than the stated maturity. One prepayment in the first six-months of 2007 generated $219,000 of income.

Other income amounted to $49,000 in the first six-months of 2007, compared to $167,000 in the first six-months of 2006. The decrease is primarily due to increases in fees on expired loan commitments in the first six months of 2006 which did not recur in the first six months of 2007.

The Company recorded a $24,000 provision for loan losses in the first six-months of 2007, compared to $56,000 in the first six-months of 2006. The decrease in the provision was based upon a lower level of mortgage loan originations during the first six-months of 2007.

Salaries and employee benefit expenses and general and administrative expenses remained relatively unchanged in the first six-months of 2007, compared to the same period of 2006. The Company had 18 and 20 full time employees at June 30, 2007 and June 30, 2006, respectively.

The provision for income taxes for the first six-months of 2007 amounted to $1,107,000, compared to $1,678,000 in the first six-months of 2006. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

Company Liquidity and Capital Resources

The Company manages its liquidity position on a daily basis to assure that funds are available to meet its operations, lending commitments and the repayment of debentures. The Company’s principal sources of funds have consisted of borrowings (through the issuance of its subordinated debentures), mortgage repayments and cash flow generated from ongoing operations including servicing fee income from Intervest National Bank. From time to time, the Company also receives capital contributions from the Parent Company. For additional information about the cash flows from the Company’s operating, investing and financing activities, see the statements of cash flows included elsewhere in this report.

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

The Company’s lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 5 to the financial statements included elsewhere in this report, at June 30, 2007 and December 31, 2006, $81,750,000 and $83,750,000 in aggregate principal amount of the Company’s subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 7.75% per annum and maturities that range from January 1, 2008 to July 1, 2014. At February 1, 2007, the Company repaid debenture series 11/28/03 due April 1, 2007 for a total of $2,000,000 in principal and $94,000 in accrued interest. On August 1, 2007, the Company’s Series 8/5/02 debentures due January 1, 2008 were repaid for $3,000,000 of principal and $263,000 of accrued interest. On August 1, 2007, the Company’s Series 6/7/04 debentures due January 1, 2008 were repaid for $2,500,000 of principal and $108,000 of accrued interest. At date of this report, the Company had no debentures or related accrued interest payable maturing by December 31, 2007.

At June 30, 2007, the Company had approximately $31,007,000 in cash and cash equivalents and outstanding commitments to lend of $2,712,500. In addition, approximately $22,468,000 of mortgages are scheduled to mature in 2007 and an additional $19,591,000 are scheduled to mature in the first six months of 2008. As a result, both current cash and the proceeds from repayment of maturing mortgages will be available in 2007 for investment in new mortgages. The current level of cash and cash equivalents is higher than has been customary for the Company. The decline in originations is attributable to market conditions which have made it more difficult for management to identify mortgage investment opportunities meeting the criteria and characteristics embodied in our investment policies.

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

Off-Balance Sheet Commitments

Commitments to extend credit amounted to $2,712,500 at June 30, 2007, of which nearly all will either close or expire in 2007. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees to the Company. Since some of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Notwithstanding all of the above, there can be no assurances that a sudden and substantial increase in interest rates may not adversely impact the Company’s earnings; to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

The Company’s one-year interest rate sensitivity gap was a positive $81,708,000, or 69% of total assets at June 30, 2007, which was a decrease from a positive $96,914,000, or 81%, at December 31, 2006.

The following table summarizes information relating to the Company’s interest-earning assets and interest-bearing liabilities as of June 30, 2007, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Floating-rate loans (1)	$41,988	$—	$—	$—	$41,988
Fixed-rate loans (1)	3,614	13,506	17,163	3,901	38,184

Total loans	45,602	13,506	17,163	3,901	80,172
Short-term investments	29,659	—	—	—	29,659

Total rate-sensitive assets	$75,261	$13,506	$17,163	$3,901	$109,831

Debentures payable (1)	$5,500	$—	$40,750	$35,500	$81,750
Accrued interest on debentures	1,559	—	1,021	601	3,181

Total rate-sensitive liabilities	$7,059	$—	$41,771	$36,101	$84,931

GAP (repricing differences)	$68,202	$13,506	$(24,608)	$(32,200)	$24,900

Cumulative GAP	$68,202	$81,708	$57,100	$24,900	$24,900

Cumulative GAP to total assets	57.7%	69.2%	48.3%	21.1%	21.1%

Significant assumptions used in preparing the preceding gap table follow:

(1)	Floating-rate loans that adjust at a specified time are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and subordinated debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis. Non-performing loans and the effect of prepayments are excluded from this analysis.

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

Beginning with the Company’s annual report for the year ending December 31, 2007, the Company will be required to include in its annual report on Form 10-K filed with the Securities and Exchange Commission a report of management’s assessment regarding the Company’s internal controls over financial reporting in accordance with the above requirements. Since the Company’s Parent Company was required to include such a report in its Report on Form 10-K for the year ended December 31, 2006, and since the Company’s accounts are included in the consolidated financial statements of the Parent Company, the Company’s management has reviewed its internal controls and believes that, as of June 30, 2007, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and debenture-issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, sub prime residential mortgages, interest rate hedges, development loans, collateralized debt obligations, collateralized mortgage obligations or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2006, which reflect changes in market prices and rates, can be found in note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital. For a further discussion, see the section “Asset and Liability Management.”

Item 4.	Controls and Procedures

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

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company’s most recent Form 10-K. There have been no material changes to the Company’s remaining risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, where such factors are discussed on pages 8 through 14.

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

Date: August 2, 2007
	By:	/s/ Lowell S. Dansker
Lowell S. Dansker,
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John H. Hoffmann
John H. Hoffmann,
Vice President and Chief Financial Officer (Principal Financial Officer)