Form 10-Q
period 2007-09-30
INTERVEST MORTGAGE CORP
filed 2007-10-30
CIK 835955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Large accelerated filer          Accelerated filer          Non-accelerated filer    X    .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):  Yes            No    X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:

Common Stock, no par value per share	100 shares outstanding as of October 26, 2007

INTERVEST MORTGAGE CORPORATION

FORM 10-Q

September 30, 2007

Private Securities Litigation Reform Act Safe Harbor Statement

Intervest Mortgage Corporation and subsidiary (The Company) is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Intervest Mortgage Corporation

Condensed Balance Sheets

($ in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash	$1,195	$1,466
Short-term investments	14,799	35,183
Total cash and cash equivalents	15,994	36,649
Mortgage loans receivable (net of allowance for loan losses of $1,205 and $262, respectively)	90,562	76,899
Accrued interest receivable	383	499
Loan fees receivable	571	578
Fixed assets, net	28	40
Deferred debenture offering costs, net	3,361	4,118
Other assets	1,167	688
Total assets	$112,066	$119,471

LIABILITIES
Mortgage escrow funds payable	$1,246	$1,155
Subordinated debentures payable	76,250	83,750
Debenture interest payable	2,954	2,875
Other liabilities	1,025	1,949
Total liabilities	$81,475	$89,729

STOCKHOLDER’S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)	$2,100	$2,100
Class B common stock (no par value, 100 shares authorized, none issued)		-
Additional paid-in-capital	11,510	11,510
Retained earnings	16,981	16,132
Total stockholder’s equity	$30,591	$29,742
Total liabilities and stockholder’s equity	$112,066	$119,471

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Operations

(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2007	2006	2007	2006

REVENUES
Interest and fee income on mortgages	$1,101	$2,548	$4,859	$7,744
Interest income on short-term investments	319	323	1,191	735
Total interest and fee income	1,420	2,871	6,050	8,479
Servicing agreement income – related party	931	1,351	3,148	4,184
Gain on early repayment of mortgages	71	77	456	162
Other income	33	26	82	193
Total revenues	2,455	4,325	9,736	13,018

EXPENSES
Interest on debentures	1,366	1,611	4,232	4,593
Amortization of deferred debenture offering costs	237	278	732	795
Provision for loan losses	919	(8)	943	48
Salaries and employee benefits	490	1,354	1,455	2,308
General and administrative	276	248	800	801
Total expenses	3,288	3,483	8,162	8,545

(Loss) income before (benefit) income taxes	(833)	842	1,574	4,473
(Benefit) provision for income taxes	(382)	389	725	2,067
Net loss income	$(451)	$453	$849	$2,406

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Changes in Stockholder’s Equity

(Unaudited)

	Nine-months Ended September 30,
($ in thousands)	2007	2006

CLASS A COMMON STOCK
Balance at beginning and end of period	$2,100	$2,100

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning and end of period	11,510	11,510

RETAINED EARNINGS
Balance at beginning of period	16,132	13,006
Net income for the period	849	2,406
Balance at end of period	16,981	15,412

Total stockholder’s equity at end of period	$30,591	$29,022

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Nine-months Ended September 30,
($ in thousands)	2007	2006

OPERATING ACTIVITIES
Net income	$849	$2,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	16	21
Provision for loan losses	943	48
Amortization of deferred debenture offering costs	732	795
Amortization of premiums, fees and discounts, net	(445)	(888)
Gain on early repayment of mortgage loans receivable	(456)	(162)
Net increase in mortgage escrow funds payable	91	198
Net increase (decrease) in debenture interest payable	79	(719)
Net change in all other assets and liabilities	(437)	1,187
Net cash provided by operating activities	1,372	2,886

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable	26,931	49,545
Originations of mortgage loans receivable	(41,455)	(55,469)
Purchases of fixed assets, net	(3)	(1)
Net cash used in investing activities	(14,527)	(5,925)

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs	-	14,778
Principal repayments of debentures	(7,500)	(6,000)
Net cash (used in) provided by financing activities	(7,500)	8,778

Net (decrease) increase in cash and cash equivalents	(20,655)	5,739

Cash and cash equivalents at beginning of period	36,649	27,893

Cash and cash equivalents at end of period	$15,994	$33,632

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$4,153	$5,312
Income taxes	2,083	2,382

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

The condensed statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006 and the statements of changes in stockholder’s equity and cash flows for the nine-months ended September 30, 2007 and 2006 include the accounts of Intervest Mortgage Corporation and its former wholly owned subsidiary, Intervest Realty Servicing Corporation, which was dissolved in 2006. All material intercompany accounts and transactions have been eliminated in consolidation in 2006. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America.

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

Note 2 - Mortgage Loans Receivable

Mortgage loans receivable are summarized as follows:

	At September 30, 2007		At December 31, 2006
($ in thousands)	# of loans	Amount	# of loans	Amount
Residential multifamily mortgage loans	28	$61,539	22	$37,839
Commercial real estate mortgage loans	24	29,183	31	37,593
Land development and other land loans	2	1,640	3	2,406
Mortgage loans receivable	54	92,362	56	77,838
Deferred loan fees and unamortized discount		(595)		(677)
Mortgage loans receivable, net of fees and discount		91,767		77,161
Allowance for mortgage loan losses		(1,205)		(262)
Mortgage loans receivable, net		$90,562		$76,899

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 2 – Mortgage Loans Receivable, Continued

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at September 30, 2007:

($ in thousands)
For the three-months ending December 31, 2007	$21,855
For the year ending December 31, 2008	30,492
For the year ending December 31, 2009	23,161
For the year ending December 31, 2010	2,091
For the year ending December 31, 2011	1,440
Thereafter	13,323
$92,362

Nonaccrual loans increased to $26,711,000 (29% of the Company’s portfolio) at September 30, 2007, from $2,299,000 at December 31, 2006 and are summarized as follows:

($ in thousands)

Property Type	City	State	At September 30, 2007 Principal Balance	At December 31, 2006 Principal Balance	Notes
Commercial real estate	St. Augustine	Florida	$6,034	$-	(1)
Multifamily real estate	New York	New York	4,387	-	(2)
Multifamily real estate	New York	New York	4,119	-	(2)
Multifamily real estate	New York	New York	4,178	-	(2)
Multifamily real estate	New York	New York	4,445	-	(2)
Multifamily real estate	New York	New York	1,249	-	(2)
Commercial real estate	Brooklyn	New York	2,299	2,299	(3)
			$26,711	$2,299

(1) This loan was placed on nonaccrual status in July 2007. The amount represents a participation of $6,034,000 in a $15,087,000 loan with Intervest National Bank. This loan matured on April 1, 2007. The borrower has stopped making payments of principal and interest since the date of maturity. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings concerning this loan were instituted, but have been stayed by the filing against the debtor of an involuntary bankruptcy proceeding and a trustee in bankruptcy has been appointed.

(2) These loans were placed on nonaccrual status in August 2007. These five loans (totaling $18,378,000) are to one borrower. The principals of the borrowers are experiencing legal difficulties in connection with activities alleged by independent third parties to be fraudulent with respect to the placing of unauthorized and unrecorded mortgages on these and other properties. The loans held by the Company are not current as to the payments due. One loan in the amount of $4,387,000 matured on June 1, 2007. On July 30, 2007, the independent third parties filed for an involuntary bankruptcy against the borrowers. On August 2, 2007, all these loans were placed on nonaccrual status due to the uncertainty of the timing of future payments that has resulted from the involuntary bankruptcy filing.

(3) Amount was placed on nonaccrual status in October, 2006. Foreclosure proceedings are in process.

Although the Company presently believes that the estimated fair value of each of the underlying properties exceeds the Company’s recorded investment in each of the aforementioned nonaccrual loans, there can be no assurance that the Company will not incur loan chargeoffs or significant expenses with respect to the ultimate collection of these loans.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 2 - Mortgage Loans Receivable, Continued

These loans are considered impaired under the criteria of SFAS No.114. The Company’s recorded investment in these loans was $26,763,000 and $2,329,000 at September 30, 2007 and December 31, 2006, respectively. The Company believes that a specific valuation allowance for impaired loans is not required at any time since the Company believes that the estimated fair value of the underlying property exceeds the Company’s recorded investment.

Interest income that was not recorded on the nonaccrual loans under their contractual terms for the quarters and nine-months ended September 30, 2007 and 2006 were $707,000, $814,000, $0 and $3,000 respectively. The average balance of nonaccrual (impaired) loans for the quarters and the nine-months ended September 30, 2007 were $20,585,000 and $8,394,000, compared to $119,000 and $159,000 for the same periods ended September 30, 2006.

There were no loans past due ninety days and still accruing interest at September 30, 2007 or December 31, 2006.

Note 3 - Allowance for Mortgage Loan Losses

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

	Three-Months Ended September 30,		Nine-months Ended September 30,
($ in thousands)	2007	2006	2007	2006
Balance at beginning of period	$286	$306	$262	$250
Provision charged to operations	919	(8)	943	48
Balance at end of period	$1,205	$298	$1,205	$298

The allowance for mortgage loan losses increased by $919,000.00 in the third quarter of 2007 and $943,000.00 in the first nine months of 2007. As discussed in footnote 2 above, the Company experienced a significant increase in nonaccrual loans in the third quarter of 2007. Each individual nonaccrual loan was analyzed by management and it was determined that no specific reserves were needed, based upon the Company’s belief that the underlying collateral of each loan exceeds the recorded investment of the loan. However, due to management’s evaluations of the weakness in the loan portfolio as demonstrated by the increase in nonaccrual loans, the allowance for loan loss was increased in accordance with the guidelines of our current policies and procedures.

Note 4 - Deferred Debenture Offering Costs

Deferred debenture offering costs are summarized as follows:

($ in thousands)	At September 30, 2007	At December 31, 2006
Deferred debenture offering costs	$6,025	$6,775
Less accumulated amortization	(2,664)	(2,657)
Deferred debenture offering costs, net	$3,361	$4,118

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 5 - Subordinated Debentures Payable

The following table summarizes debentures payable.

($ in thousands)		At September 30, 2007	At December 31, 2006
Series 01/17/02 – interest at 7 3/4% fixed	- due October 1, 2009	$2,250	$2,250
Series 08/05/02 – interest at 7 1/2% fixed	- due January 1, 2008	-	3,000
Series 08/05/02 – interest at 7 3/4% fixed	- due January 1, 2010	3,000	3,000
Series 01/21/03 – interest at 7% fixed	- due July 1, 2008	3,000	3,000
Series 01/21/03 – interest at 7 1/4% fixed	- due July 1, 2010	3,000	3,000
Series 07/25/03 – interest at 6 3/4% fixed	- due October 1, 2008	3,000	3,000
Series 07/25/03 – interest at 7% fixed	- due October 1, 2010	3,000	3,000
Series 11/28/03 – interest at 6 1/4% fixed	- due April 1, 2007	-	2,000
Series 11/28/03 – interest at 6 1/2% fixed	- due April 1, 2009	3,500	3,500
Series 11/28/03 – interest at 6 3/4% fixed	- due April 1, 2011	4,500	4,500
Series 06/07/04 – interest at 6 1/4% fixed	- due January 1, 2008	-	2,500
Series 06/07/04 – interest at 6 1/2% fixed	- due January 1, 2010	4,000	4,000
Series 06/07/04 – interest at 6 3/4% fixed	- due January 1, 2012	5,000	5,000
Series 03/21/05 – interest at 6 1/4% fixed	- due April 1, 2009	3,000	3,000
Series 03/21/05 – interest at 6 1/2% fixed	- due April 1, 2011	4,500	4,500
Series 03/21/05 – interest at 7% fixed	- due April 1, 2013	6,500	6,500
Series 08/12/05 – interest at 6 1/4% fixed	- due October 1, 2009	2,000	2,000
Series 08/12/05 – interest at 6 1/2% fixed	- due October 1, 2011	4,000	4,000
Series 08/12/05 – interest at 7% fixed	- due October 1, 2013	6,000	6,000
Series 06/12/06 – interest at 6 1/2% fixed	- due July 1, 2010	2,000	2,000
Series 06/12/06 – interest at 6 3/4 fixed	- due July 1, 2012	4,000	4,000
Series 06/12/06 – interest at 7% fixed	- due July 1, 2014	10,000	10,000
		$76,250	$83,750

-	On February 1, 2007, the Company’s Series 11/28/03 debentures due April 1, 2007 were repaid for $2,000,000 of principal and $94,000 of accrued interest.

-	On August 1, 2007, the Company’s Series 8/5/02 debentures due January 1, 2008 were repaid for $3,000,000 of principal and $263,000 of accrued interest.

-	On August 1, 2007, the Company’s Series 6/7/04 debentures due January 1, 2008 were repaid for $2,500,000 of principal and $108,000 of accrued interest.

Interest is paid quarterly on the Company’s debentures except for the following series, all of which accrue and compound interest quarterly, with such interest due and payable at maturity: $80,000 of Series 1/17/02; $570,000 of Series 8/05/02; $1,340,000 of Series 11/28/03; $1,440,000 of Series 6/7/04; $1,920,000 of Series 3/21/05; $1,820,000 of Series 8/12/05; and $2,280,000 of Series 6/12/06.

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

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 5 - Subordinated Debentures Payable, Continued

Scheduled contractual maturities of debentures and the related accrued interest as of September 30, 2007 are summarized as follows:

($ in thousands)	Principal	Accrued Interest
For the three-months ending December 31, 2007	$-	$1,144
For the year ending December 31, 2008	6,000	-
For the year ending December 31, 2009	10,750	297
For the year ending December 31, 2010	15,000	475
For the year ending December 31, 2011	13,000	442
Thereafter	31,500	596
	$76,250	$2,954

Note 6 - Related Party Transactions

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $6,034,000 and $6,537,000 participation outstanding with Intervest National Bank at September 30, 2007 and December 31, 2006, respectively.

The Company has a servicing agreement with Intervest National Bank whereby the Company provides the Bank with origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $931,000 and $3,148,000 for the quarter and nine months ended September 30, 2007, and $1,351,000 and $4,184,000 for the quarter and nine months ended September 30, 2006 in connection with this servicing agreement. Servicing agreement income decreased in the first nine months of 2007 due to lower level of fees being generated by our affiliate.

Intervest Securities corporation, an affiliate that was dissolved in October 2006, received commissions and fees in connection with its participation as a selected dealer in the placement of subordinated debentures of the Company. There were no fees paid during the quarters and nine-months ended September 30, 2007. And fees of $50,000 during both the quarter and the nine months ended September 30, 2006.

The Company paid $2,000 and $9,000 for the quarter and nine-months ended September 30, 2007, respectively, and $15,000 and $84,000 for the quarter and nine-months ended September 30, 2006, for legal services rendered by a law firm, a partner of which is a director of the Company. The Company pays commissions and fees in connection with the placement of debentures to Sage, Rutty & Co., Inc, a broker/dealer, a principal of which is a director of the Company. The Company paid no commissions and fees during the quarters and nine-months ended September 30, 2007 and for both the quarter and nine months ended September 30, 2006, the Company paid fees totaling $530,000.

The Company reimbursed the Parent Company $122,000 and $373,000 for the rent on the space the Company occupies for the three and nine months ended September 30, 2007, respectively, and $116,000 and $353,000 for the same periods ended September 30, 2006. The Company will reimburse the Parent Company for the leased space it shares with affiliates as follows: $99,000 for the remaining three months of 2007; $428,000 in 2008; $438,000 in 2009; $438,000 in 2010; $444,000 in 2011 and $1,036,000 thereafter for the remainder of the lease term, through March 2014, for an aggregate amount of $2,883,000. The Parent Company’s lease contains operating escalation clauses related to taxes and operating costs based upon various criteria and is accounted for as an operating lease. The Company will pay its proportional share of any such additional expense. For the year ended December 31, 2006, contractual payments for base rent reimbursed to the Parent Company amounted to $394,000 while the fully escalated payments for base rent and escalation payments amount to $469,000. The lease expires in March 2014.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 6 - Related Party Transactions, Continued

The Company has a management agreement with the Parent Company, that is renewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning, intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 to the Parent Company for each of the quarters ended September 30, 2007 and 2006, respectively, and $113,000 for the nine months ended September 30, 2007 and 2006, respectively.

The company has thirteen second mortgages totaling $6,690,000, eleven of which are loans where Intervest National Bank holds the first mortgage, while the Company holds the first mortgage for two of its own second mortgages.

Note 7 - Recent Accounting Pronouncements

SFAS 159 – Fair Value Accounting. In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective beginning January 1, 2008. The fair value parameters that the Company uses are defined in note 14 of its form 10K for the year ended December 31, 2006. The Company is currently evaluating the provisions of SFAS 159 and its potential effect on its future financial statements.

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

Intervest Mortgage Corporation

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007 and 2006 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Intervest Mortgage Corporation

New York, New York:

We have reviewed the accompanying condensed balance sheet of Intervest Mortgage Corporation (the “Company”) as of September 30, 2007, and the related statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 and the statements of changes in stockholder’s equity and cash flows for the nine-months ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
October 26, 2007

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by multifamily and commercial real estate properties. It also provides loan origination services to its affiliate, Intervest National Bank. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It currently has no subsidiaries. Intervest Mortgage Corporation is referred to as the “Company”. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

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

The Company’s lending activities consist of mortgage loans on real estate properties that usually mature within approximately three years, including multifamily residential apartment buildings, office buildings, commercial properties and vacant land. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. No mortgage loans have been resold to third parties during the past five years.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 decreased to $112,066,000, from $119,471,000 at December 31, 2006. The decrease is primarily the result of the redemption of $7,500,000 of debentures, as discussed below.

Cash and cash equivalents amounted to $15,994,000 at September 30, 2007, compared to $36,649,000 at December 31, 2006. The decrease is primarily due to an increase in mortgage loans receivable of $13,663,000 and the redemption of $7,500,000 of debentures as discussed below. These decreases were partially offset by income for the first nine months of 2007 of $849,000.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $90,562,000 at September 30, 2007, compared to $76,899,000 at December 31, 2006. The increase was due to new mortgage loan originations during the period exceeding principal repayments of mortgage loans.

At September 30, 2007 and December 31, 2006, nonaccrual loans were $26,711,000 and $2,299,000. Please see footnote 2 to the financial statements for a more complete discussion concerning nonaccrual loans.

The allowance for loan losses amounted to $1,205,000 at September 30, 2007, compared to $262,000 at December 31, 2006. The increase in the allowance is primarily due to a provision for loan losses recorded in the third quarter of 2007 related to credit downgrades on $26,711,000 of nonaccrual loans outstanding at September 30, 2007. Each individual nonaccrual loan was analyzed by management and it was determined that no specific reserves were needed, based upon the Company’s belief that the underlying collateral of each loan exceeds the recorded investment of the loan. However, due to management’s evaluations of the weakness in the loan portfolio as demonstrated by the increase in nonaccrual loans, the allowance for loan loss was increased in accordance with the guidelines of our current policies and procedures.

Whenever the Company experiences payment problems with a loan, an internal review of that loan is performed by the Company’s senior lending officer to re-evaluate the internal credit rating that is assigned to the loan. This credit rating directly affects the computation of the allowance for loan losses. The estimated loss factors that the Company applies to its loans to calculate the allowance for loan losses increase as a loan’s credit rating decreases. Nonaccrual and/or problem loans are normally downgraded based on known facts and circumstances at the time of review, which in turn affects the level of the allowance for loan losses. The review includes the physical inspection of such properties, generally conducted every six months, and the monitoring of impositions and insurance premiums to preserve the Company’s security interest in the properties.

A more detailed discussion of the factors and estimates used in computing the allowance can be found under the caption “Critical Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Accrued interest receivable was $383,000 at September 30, 2007, compared to $499,000 at December 31, 2006. The decrease in accrued interest at September 30, 2007 is primarily due to fact that interest is not being accrued for $26,711,000 of nonaccrual loans.

Loan fees receivable were $571,000 at September 30, 2007, compared to $578,000 at December 31, 2006, despite an increase in loans outstanding. This decrease is due to current market conditions which have resulted in lower fees for loans issued in 2007.

Deferred subordinated debenture offering costs, net of accumulated amortization, decreased to $3,361,000 at September 30, 2007, from $4,118,000 at December 31, 2006. The decrease was due to normal amortization of offering costs during the first nine months of 2007 as well as a decrease in subordinated debentures outstanding.

Other assets were $1,167,000 at September 30, 2007, compared to $688,000 at December 31, 2006. The increase is primarily due to an increase in deferred taxes receivable relating to the tax effect of the increase in the allowance for loan losses.

Total liabilities at September 30, 2007 decreased to $81,475,000, from $89,729,000 at December 31, 2006, principally due to a decrease in debentures payable, resulting from: the $2,000,000 redemption of series 11/28/03 subordinated debentures in the first quarter of 2007, the $3,000,000 redemption of series 8/5/02 and the $2,500,000 redemption of series 6/7/04 subordinated debentures in the third quarter of 2007. Total liabilities also decreased due to tax payments made in the second quarter of 2007. These decreases were partially offset by an increase in debenture interest payable.

Mortgage escrow funds payable increased to $1,246,000 at September 30, 2007, compared to $1,155,000 at December 31, 2006 due to an increase in loans outstanding. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures outstanding decreased to $76,250,000 at September 30, 2007, from $83,750,000 at December 31, 2006. The decrease was due to the repayment prior to maturity as described above.

Subordinated debentures interest payable increased to $2,954,000 at September 30, 2007, from $2,875,000 at December 31, 2006, primarily due to the accrual of interest on subordinated debentures outstanding. This increase was partially offset by the payment of $94,000 of interest on the series 11/28/03 debentures on February 1, 2007, $83,000 of which was included in interest payable at December 31, 2006, the payment of $263,000 of interest on the series 8/5/02 debentures on August 1, 2007, $213,000 of which was included in interest payable at December 31, 2007 and the payment of $108,000 of interest on series 6/7/04 debentures on August 1, 2007, $78,000 of which was included in interest payable at December 31, 2006.

Other liabilities decreased to $1,025,000 at September 30, 2007, from $1,949,000 at December 31, 2006. This was primarily due to the fact that the Company does not currently have income taxes payable at September 30, 2007 compared to $890,000 of income tax payable at December 31, 2006.

Comparison of Results of Operations for the Quarters Ended September 30, 2007 and 2006

The Company’s net income decreased by $904,000 to a net loss of $451,000 in the third quarter of 2007, from $453,000 of net income for the third quarter of 2006. The decrease was primarily due to: a decrease of $1,451,000 in interest and fee income, a $919,000 provision for loans losses in the third quarter of 2007, versus a $8,000 credit in the third quarter of 2006, and a decrease of $420,000 in servicing agreement income. These decreases were partially offset by: a $864,000 decrease in salaries and employee benefits, a $382,000 tax credit compared to a $389,000 tax provision in the third quarter of 2006, and a $245,000 decrease in interest on debentures.

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

	For the Three-Months Ended September 30,
	2007			2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate (2)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate (2)
Assets
Mortgage loans receivable (1)	$83,752	$1,101	5.22%	$92,441	$2,548	10.94%
Short-term investments	25,467	319	4.96	26,546	323	4.82
Total interest-earning assets	109,219	$1,420	5.16%	118,987	$2,871	9.57%
Noninterest-earning assets	4,251			4,848
Total assets	$113,470			$123,835

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$80,293	$1,603	7.92%	$93,001	$1,889	8.06%
Noninterest-bearing liabilities	2,222			1,792
Stockholder’s equity	30,955			29,042
Total liabilities and stockholders’ equity	$113,470			$123,835
Net interest income		$(183)			$982
Net interest-earning assets/margin	$28,926		-0.67%	$25,986		3.27%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.36x			1.28x
(1)	Mortgage loans receivable include non-performing loans
(2)	Annualized yield/rate

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

In the third quarter of 2007, interest expense exceeded interest income by $183,000, compared to income of $982,000 in the third quarter of 2006. The decrease in net interest income is primarily due to $26,711,000 of nonaccrual loans which had foregone interest of $508,000 and interest reversals of $199,000. In addition to the effect of nonaccrual loans, the 572 basis point decline in the yield on the Company’s mortgage portfolio was also due to new loans being added to the Company’s portfolio with lower interest rates than maturing loans. Many of the Company’s maturing loans had higher interest rates in 2006 due to the effect of interest rate increases over the two year period which ended in the first half of last year. These declines were partially offset by the effect of higher rate debentures being redeemed while lower rate debentures were issued.

Servicing agreement income decreased by $420,000 to $931,000 in the third quarter of 2007, from $1,351,000 in the same period of 2006 primarily due to a decrease in loan fees on mortgage loans originated by our affiliate, Intervest National Bank.

Gain on early repayment of mortgages was relatively unchanged at $71,000 in the third quarter of 2007, compared to $77,000 in the same period of 2006. Gain on early repayment of mortgages is mostly based on individual loans being paid off earlier than the stated maturity. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and interest in excess of the contract rate in certain cases.

The Company recorded a $919,000 provision for loan losses in the third quarter of 2007, compared to a $8,000 credit in the third quarter of 2006. The provision primarily resulted from the effect of credit downgrades on the $24,412,000 increase in nonaccrual loans during the third quarter.

Salaries and employee benefits decreased to $490,000 for the three months ended September 30, 2007 versus $1,354,000 for the three months ended September 30, 2006. Third quarter 2006 salaries included a $926,000 one time charge for the accrual for the payment of death benefits to the surviving spouse of the Company’s former chairman. The Company had 17 and 18 full time employees at September 30, 2007 and 2006, respectively.

General and administrative expense was relatively unchanged.

The Company recorded a credit for income taxes for the third quarter of 2007 amounting to $382,000, compared to a $389,000 provision in the third quarter of 2006. The credit for taxes in the third quarter of 2007 resulted from the pretax losses incurred by the Company. The credit/provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

Comparison of Results of Operations for the Nine-months Ended September 30, 2007 and 2006

The Company’s net income decreased by $1,557,000 to $849,000 in the first nine-months of 2007, from $2,406,000 for the first nine-months of 2006. The decrease was primarily due to a $2,885,000 decrease in interest and fee income on mortgages, a $1,036,000 decrease in servicing agreement income, and a $895,000 increase in the provision for loan losses. These decreases in net income were partially offset by a $1,342,000 decrease in income tax expense, a $853,000 decrease in salary and employee benefits expenses, a $456,000 increase in interest on short term investments, a $361,000 decrease in debenture interest expense and a $294,000 increase in gain on early repayment of mortgages.

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

	For the Nine-months Ended September 30,
	2007			2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)
Assets
Mortgage loans receivable (1)	$79,699	$4,859	8.15%	$90,984	$7,744	11.38%
Short-term investments	32,227	1,191	4.94	22,355	735	4.40
Total interest-earning assets	$111,926	$6,050	7.23%	113,339	$8,479	10.00%
Noninterest-earning assets	4,522			4,500
Total assets	$116,448			$117,839

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$82,915	4,964	8.00%	$87,804	5,388	8.20%
Noninterest-bearing liabilities	2,928			2,027
Stockholder’s equity	30,605			28,008
Total liabilities and stockholders’ equity	$116,448			$117,839
Net interest income		1,086			3,091
Net interest-earning assets/margin	$29,011		1.30%	$25,535		3.65%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.35x			1.29x
(1)	Mortgage loans receivable include non-performing loans
(2)	Annualized yield/rate

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $1,086,000 in the first nine-months of 2007, compared to $3,091,000 in the first nine-months of 2006. The decrease in net interest income was due to a lower net interest margin. The decrease in the margin to 1.30% in the first nine-months of 2007, from 3.65% in the first nine-months of 2006 was primarily due to: a $11,285,000 decrease in the average balance of loans outstanding and the Company’s yield on interest-earning assets decreasing at a faster pace than its cost of funds and the effect on nonaccrual loans.

The Company’s yield on interest-earning assets decreased 277 basis points to 7.23% in the first nine-months of 2007. The decrease in the yield was due to higher rate loans being replaced by lower rate loans and the effect of an increase in nonaccrual loans. These decreases were partially offset by a $9,872,000 increase in lower yielding short-term investments and decrease in the amortization of deferred fees. The decrease in the amortization of deferred fees was the result of a lower level of fees being generated relating to the nine-months ended September 30, 2007 versus the same period of 2006, as well as a loan with a higher than usual origination fee that was amortized during the first nine-months of 2006. The yield on short-term investments increased primarily due to an increase in rates on commercial paper investments. The interest rate on debentures decreased 20 basis points to 8.00% in the first nine-months of 2007, mostly due to fixed rate debentures issued in the second half of 2006 having lower rates than the rates on older debentures that had been paid off in the first half of 2006.

Servicing agreement income decreased $1,036,000 to $3,148,000 in the first nine-months of 2007, from $4,184,000 in the same period of 2006, due to lower level of fees being generated by our affiliate, Intervest National Bank.

Gain on early repayment of mortgages increased by $294,000 to $456,000 in the first nine-months of 2007, from $162,000 in the same period of 2006. Gain on early repayment of mortgages is based on individual loans paying off earlier than the stated maturity.

Other income amounted to $82,000 in the first nine-months of 2007, compared to $193,000 in the first nine-months of 2006. The decrease is primarily due to increases in fees on expired loan commitments in the first nine months of 2006 which did not recur in the first nine months of 2007.

The Company recorded a $943,000 provision for loan losses in the first nine-months of 2007, compared to $48,000 in the first nine-months of 2006. The provision primarily resulted from the effect of credit downgrades on the $26,711,000 of nonaccrual loans during the third quarter of 2007.

Salaries and employee benefit expenses decreased to $1,455,000 for the nine months ended September 30, 2007, compared to $2,308,000 for the same period of 2006. The $853,000 decrease is due to a $926,000 one time charge in the third quarter of 2006 for the accrual for the payment of death benefits to the surviving spouse of the Company’s former chairman. The Company had 17 and 18 full time employees at September 30, 2007 and September 30, 2006, respectively.

The provision for income taxes for the first nine-month of 2007 amounted to $725,000, compared to $2,067,000 in the first nine-months of 2006. The decrease was resulted from the pretax losses incurred by the Company in the first nine months of 2007. The provision represented approximately 46% of pretax income for both periods. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

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

The Company’s lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 5 to the financial statements included elsewhere in this report, at September 30, 2007 and December 31, 2006, $76,250,000 and $83,750,000 in aggregate principal amount of the Company’s subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 7.75% per annum and maturities that range from July 1, 2008 to July 1, 2014. At February 1, 2007, the Company repaid debenture series 11/28/03 due April 1, 2007 for a total of $2,000,000 in principal and $94,000 in accrued interest. On August 1, 2007, the Company’s Series 8/5/02 debentures due January 1, 2008 were repaid for $3,000,000 of principal and $263,000 of accrued interest. On August 1, 2007, the Company’s Series 6/7/04 debentures due January 1, 2008 were repaid for $2,500,000 of principal and $108,000 of accrued interest. At the date of this report, the Company had no debentures or related accrued interest payable maturing by December 31, 2007 and $6,000,000 of debentures maturing in the second half of 2008.

At September 30, 2007, the Company had approximately $15,994,000 in cash and cash equivalents and outstanding commitments to lend of $3,233,000. In addition, approximately $21,855,000 of mortgages are scheduled to mature, including $10,421,000 of nonaccrual loans, in 2007 and an additional $30,492,000 are scheduled to mature in 2008, including $9,547,000 of nonaccrual loans. As a result, both current cash and the proceeds from repayment of maturing mortgages will be available in 2007 and 2008 for investment in new mortgages. The Company continues to experience market conditions which have made it more difficult to identify mortgage investment opportunities meeting the criteria and characteristics embodied in our lending practices.

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

In the third quarter of 2007, the Company experienced a significant increase in nonaccrual loans. As of September 30, 2007, 29% ($26,711,000) of the mortgage loan portfolio was on nonaccrual status, which has adversely affected the Company’s net interest income and cash flows derived therefrom and placed a greater reliance on cash flows generated from the Company’s intercompany services provided to Intervest National Bank. If this level of nonperforming loans were to continue or increase for an extended period of time, the Company’s ability to issue new debentures, originate new loans and meet its operating cash flow requirements could be adversely impacted.

Off-Balance Sheet Commitments

Commitments to extend credit amounted to $3,233,000 at September 30, 2007, of which nearly all will either close or expire in 2007. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees to the Company. Since some of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The Company’s one-year interest rate sensitivity gap was a positive $54,228,000, or 48% of total assets at September 30, 2007, which was a decrease from a positive $96,914,000, or 81%, at December 31, 2006. Currently, the Company has significantly more fixed rate loans with various maturities compared to December 31, 2006, where the Company had significantly more adjustable loans that were subject to reset within one year.

The following table summarizes information relating to the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2007, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Floating-rate loans (1)	$18,982	$-	$-	$-	$18,982
Fixed-rate loans (1)	9,353	15,238	15,198	6,880	46,669
Total loans	28,335	15,238	15,198	6,880	65,651
Short-term investments	14,799	-	-	-	14,799
Total rate-sensitive assets	$43,134	$15,238	$15,198	$6,880	$80,450

Debentures payable (1)	$-	$3,000	$37,750	$35,500	$76,250
Accrued interest on debentures	1,144	-	1,114	696	2,954
Total rate-sensitive liabilities	$1,144	$3,000	$38,864	$36,196	$79,204

GAP (repricing differences)	$41,990	$12,238	$(23,666)	$(29,316)	$1,246
Cumulative GAP	$41,990	$54,228	$30,562	$1,246	$1,246
Cumulative GAP to total assets	37.5%	48.4%	27.3%	1.1%	1.1%

Significant assumptions used in preparing the preceding gap table follow:

(1)	Floating-rate loans that adjust at a specified time are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and subordinated debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis. Non-performing loans and the effect of prepayments are excluded from this analysis.

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

Beginning with the Company’s annual report for the year ending December 31, 2007, the Company will be required to include in its annual report on Form 10-K filed with the Securities and Exchange Commission a report of management’s assessment regarding the Company’s internal controls over financial reporting in accordance with the above requirements. Since the Company’s Parent Company was required to include such a report in its Report on Form 10-K for the year ended December 31, 2006, and since the Company’s accounts are included in the consolidated financial statements of the Parent Company, the Company’s management has reviewed its internal controls and believes that, as of September 30, 2007, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

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

INTERVEST MORTGAGE CORPORATION

Date: October 26, 2007	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John H. Hoffmann
John H. Hoffmann, Vice President and Chief Financial Officer (Principal Financial Officer)