Form 10-K
period 2007-12-31
INTERVEST MORTGAGE CORP
filed 2008-02-29
CIK 835955

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number 33-22976-NY

INTERVEST MORTGAGE CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-3415815
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Yes   X    No         .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. XX

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act): Yes

          No   X  .

As of February 1, 2008, there were 100 shares of the registrant’s common stock outstanding, all of which are held by Intervest Bancshares Corporation, it’s Parent Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

None

Intervest Mortgage Corporation

2007 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations concerning future events affecting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s net interest income; fluctuations in other income or cash flow anticipated from the Company’s operations, investments or lending activities; a reduction in loan originations by Intervest National Bank that reduces service agreement income; and changes in laws and regulations affecting the Company.

General

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to Intervest National Bank (“the Bank”), an affiliated entity. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It has no subsidiaries. Intervest Mortgage Corporation is hereafter referred to as the “Company”. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the “Parent Company”) owns 100% of the capital stock of the Company. The Company’s chairman and secretary are also officers and directors of the Parent Company. The Company’s chairman is also a principal shareholder of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns 100% of the outstanding capital stock of Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Center, New York, and six full-service banking offices in Florida, including four in Clearwater, Florida, one in Clearwater Beach, Florida and one in South Pasadena, Florida).

The Company’s business is significantly influenced by the movement of interest rates and general economic conditions, particularly those in the New York City metropolitan area where most of the properties that secure its mortgage loans are concentrated. In addition, the Company’s business is also affected by the volume of origination services it provides to the Bank, whose lending business is dependent upon these same factors.

Market Area and Competition

The Company’s lending activities have been concentrated in the New York City metropolitan region. The Company also has loans in other states, including Connecticut, Florida, Georgia, Illinois, Kentucky and New Jersey.

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

Lending Activities

The Company’s lending activities include both long-term and short-term mortgage loans on real estate properties, including multifamily residential apartment buildings, office buildings, vacant land, marinas, warehouses, shopping centers, hotels, restaurants and garages. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages. The Company neither originates any single family or one-to-four family sub prime mortgage loans nor invests in any securities backed or derived through such loans. However, the Company, like any other mortgage lender, may be adversely affected by conditions in the sub prime mortgage market.

At December 31, 2007, the Company’s mortgage loan portfolio consisted of fifty-six (56) loans in an aggregate principal amount of $96,043,000, compared to $77,838,000 at December 31, 2006. At December 31, 2007, $63,743,000 or twenty-seven (27) loans were collateralized by multi-family apartment buildings located in New York City. These loans represent approximately 66% of the total mortgage loan portfolio.

In reviewing loan applications, the Company analyzes relevant real property and financial factors, which may include factors such as: the condition and use of the subject property; marketability and value of the subject property; the property’s income-producing capacity; and the quality of, lending experience with and creditworthiness of the borrower. The Company also considers the borrower’s experience in owning or managing similar properties. The Company requires that all mortgaged properties be covered by property insurance in amounts deemed adequate in the opinion of management. In addition, representatives of the Company, as part of the approval process, make physical inspections of properties being considered for mortgage loans.

The Company does not have formal policies regarding the type of mortgage loans and investments it can make, the geographic location of properties collateralizing those mortgages or limits on the amounts loaned to one borrower, loan-to-value ratios or debt service coverage ratios. The Company uses a guideline that limits the amount that it may invest in any single mortgage to 10% of its assets. Generally, all loans originated by the Company must be first reviewed and approved by the Company’s Loan Committee, which is currently comprised of three members of the Board of Directors, one of whom is the Chairman.

Mortgage loans originated and acquired are solicited directly by the Company’s officers, from existing borrowers, through advertising and from broker referrals. From time to time, the Company participates with Intervest National Bank in certain mortgage loans receivable. One of the Company’s loans, representing approximately 7% of the principal balance of the Company’s portfolio is a participation with Intervest National Bank.

The Company’s mortgage loans typically provide for periodic payments of interest and a portion of the principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. The majority of the mortgages owned by the Company provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. Fifty-two (52) of the mortgage loans in the Company’s portfolio, representing approximately 98% of the principal balance of the Company’s portfolio, have balloon payments due at the time of their maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage, or if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage. To the extent that the aggregate net revenues from the Company’s mortgage investments are insufficient to provide funds equal to the payments due under the Company’s debt obligations, then the Company would be required to utilize its working capital for such purposes or otherwise obtain the necessary funds from outside sources. No assurance can be given that such funds would be available to the Company. The Company’s mortgage loans are often not personal obligations of the borrower and are not insured or guaranteed by governmental agencies.

The Company’s mortgage loans include first mortgage loans and junior mortgage loans. At December 31, 2007, the Company’s loan portfolio has fourteen (14) junior mortgages. The Bank has a first mortgage on properties securing eleven (11) of these loans. These mortgages are subordinate in right of payment to senior mortgages on the various properties securing the loans. In all cases, in the opinion of management, the current value of the underlying property collateralizing the mortgage loan is in excess of the stated amount of its junior mortgage loan plus the senior lien. Therefore, in the opinion of management of the Company, each property on which a mortgage owned by the Company is a subordinate lien constitutes adequate collateral for such subordinated mortgage loans. Accordingly, in the event the owner of a property fails to make required debt service payments, management believes that, based upon current value, upon a foreclosure of the mortgage and sale of the property, the Company would recover its recorded investment. However, there can be no assurance that the value of the underlying property will not decline.

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

At December 31, 2007: three of the mortgages in the Company’s portfolio (representing approximately 5% of the principal balance in the Company’s portfolio) allowed recourse against the mortgagor only with respect to liabilities related to tenant security deposits; twenty (20) of the mortgages (representing approximately 29% of the principal balance in the Company’s portfolio) allowed recourse against the mortgagor only with respect to liabilities relating to tenant security deposits, proceeds from insurance policies, losses arising under environmental laws and losses resulting from waste or acts of malfeasance; thirty-one (31) loans (representing approximately 65% of the portfolio), are full recourse; and two(2) loans were without recourse. In addition, at December 31, 2007, thirty (30) of the Company’s mortgages were guaranteed as to payment and performance by third parties. As to those mortgage loans which limit the scope of the borrowers recourse, all such mortgage loans are guaranteed by third parties: such guaranties covering only the limited scope of the obligation of the borrower under such mortgage.

The Company charges loan origination fees on the mortgage loans it originates based on a percentage of the principal amount of the loan. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another fee that is contractually due when the loan is repaid. The total fees, net of related direct loan origination costs, are deferred and amortized over the contractual life of the loans as an adjustment to the loan’s yield. At December 31, 2007, the Company had $631,000 of net unearned loan fees and $604,000 of loan fees receivable. The Company also earns other fee income from the servicing of its loans.

Many of the Company’s mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely or for a fixed period of time. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and interest in certain cases. This interest may include lockout (or penalty) interest when the borrower prepays a loan prior to the date specified by the terms of the mortgage. In such cases, the borrower pays interest from the prepayment date through the lockout date. Occasionally, the default interest rate is imposed when a borrower has not entered into a formal extension for the period between maturity and payoff. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Of the fifty-six (56) mortgages in the Company’s loan portfolio at December 31, 2007: six (6) allow prepayment without a fee payment; three (3) prohibit prepayment; fifteen (15) permit prepayment only after passage of a specific period with fees ranging from 0.5% up to 5% of the original principal amount; and thirty-two (32) permit prepayment after payment of fees ranging from 0.5% up to 5% of the original principal balance. The Company earned prepayment income from the early repayment of loans of $456,000 in 2007, $384,000 in 2006 and $524,000 in 2005.

Real Estate Investing Activities

The Company may purchase equity interests in real property or acquire such equity interests pursuant to a foreclosure of a mortgage or deed in lieu mortgage in the normal course of business, as a result of which the Company may acquire and retain title to properties either directly or through a subsidiary. Except for any pending foreclosures, no such transactions are presently pending. The Company would also consider the expansion of its business through investments in or acquisitions of other companies engaged in real estate or mortgage business activities. Although the Company has not previously made acquisitions of real property, senior management has had substantial experience in the acquisition and management of properties.

Temporary Investment Activities

The Company has historically invested its excess cash (after meeting its lending commitments and scheduled repayments of borrowed funds) in short term commercial paper and certificate of deposits issued by large commercial banks and U.S. government securities. The level of such investments fluctuates based on various factors, including liquidity needs, loan demand and scheduled repayments of debentures. Cash and short-term investments at December 31, 2007 amounted to $12,682,000, compared to $36,649,000 at December 31, 2006. During 2007, such investments ranged from $11,529,000 to $43,191,000 and generally did not exceed one week in duration.

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

All loans are subject to the risk of default, otherwise known as credit risk, which represents the possibility of the Company not recovering amounts due from its borrowers. A borrower’s ability to make payments due under a mortgage loan is dependent upon the risks associated with real estate investments in general, including the following: general or local economic conditions in the areas the properties are located, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, supply of and demand for rental units, supply of and demand for properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental rules, environmental hazards, regulations and fiscal policies. Additionally, terrorist acts and armed conflicts, such as the war on terrorism, and natural disasters, such as hurricanes, may have an adverse impact on economic conditions. Economic conditions affect the market value of the mortgaged properties underlying the Company’s loans as well as the levels of rent and occupancy of income-producing properties.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or on properties located in a particular geographic area. The Company’s loan portfolio has historically been concentrated in multifamily and commercial real estate mortgage loans (including land loans). The properties underlying the Company’s mortgages are also concentrated in New York State (89%). Many of the New York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. As such, these properties, are not affected by the general movement of real estate values in the same manner as other income-producing properties. Many of the properties securing the Company’s loans are located in sections of the cities in its market areas that are being revitalized or redeveloped.

Nonaccrual loans increased to $28,370,000 (30% of the Company’s portfolio) at December 31, 2007, from $2,299,000 at December 31, 2006 and are summarized as follows:

($ in thousands)

Property Type	City	State	At December 31, 2007 Principal Balance	At December 31, 2006 Principal Balance	Notes
Commercial real estate	St. Augustine	Florida	$ 6,034	$ -	(1)
Multifamily real estate	New York	New York	4,387	-	(2)
Multifamily real estate	New York	New York	4,119	-	(2)
Multifamily real estate	New York	New York	4,178	-	(2)
Multifamily real estate	New York	New York	4,445	-	(2)
Multifamily real estate	New York	New York	1,249	-	(2)
Commercial real estate	Brooklyn	New York	2,299	2,299	(3)
Commercial real estate	Howell	New Jersey	1,659	-	(4)
			$ 28,370	$2,299

(1) This loan was placed on nonaccrual status in July 2007. The amount represents a participation of $6,034,000 in a $15,087,000 loan with Intervest National Bank. This loan matured on April 1, 2007. The borrower has stopped making payments of principal and interest since the date of maturity. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings concerning this loan were instituted, but have been stayed by a bankruptcy filing and a trustee in bankruptcy has been appointed. The exclusivity period afforded to the debtor to file a plan of reorganization and disclosure statement has been extended to April 3, 2008 subject to the right to seek further extension.

(2) Placed on nonaccrual status in August 2007. These five loans (totaling $18,378,000) are to borrowers with common principals. The principals of the borrowers are experiencing legal difficulties in connection with activities alleged by independent third parties to be fraudulent with respect to the purported placing of unauthorized and unrecorded mortgages on these and other properties. The loans held by the Company are not current as to the payments due. One loan in the amount of $4,387,000 matured on June 1, 2007. On July 30, 2007, independent third parties filed for an involuntary bankruptcy against the borrowers. A trustee has been appointed and has taken control of the properties and the rents. The Trustee advised the Company in February 2008 that a contract of sale has been signed with respect to these and other properties. The Company believes the anticipated net proceeds from the sale will be sufficient to provide for repayment of the Company’s recorded investment in its loans.

(3) Placed on nonaccrual status in October, 2006. Foreclosure proceedings concerning this loan were instituted, but have been stayed as a result of the borrower filing a voluntary bankruptcy.

(4) Placed on nonaccrual status in December, 2007. Foreclosure proceedings, including application for the appointment of a rent receiver are pending.

Nonaccrual loans are considered impaired under the criteria of SFAS No.114 “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15”. The Company’s recorded investment in these impaired loans was $28,429,000 and $2,329,000 at December 31, 2007 and December 31, 2006, respectively. A specific valuation allowance in accordance with SFAS No. 114 was not maintained at any time since the Company believes that the estimated fair value of each of the underlying collateral properties exceeds its recorded investment in the related nonaccrual loan.

Estimates of fair value of the collateral properties is determined based on a variety of information, including available appraisals of market value estimates by local real estate brokers and the knowledge and experience of the Company’s senior lending officer (the Chairman of the Company) related to values of properties in the Company’s market areas. The existing appraisals for the properties collateralizing the nonaccrual loans at December 31, 2007 indicated loan-to-value ratios ranging from 50% to 79%. Determination of the need for updating appraisals is made on a case-by-case basis. In addition to existing appraisals, the Company also takes into consideration the type, location and occupancy of the property and current economic conditions in the area in which the property is located in assessing estimates of fair value.

Although the Company believes as of December 31, 2007 that the estimated fair value of each property that collateralizes each nonaccrual loans to be in excess of its recorded investment in the related nonaccrual loan, there can be no assurance that the Company will not incur loan chargeoffs or significant expenses with respect to the ultimate collection of these loans.

At December 31, 2007 and 2006, there were no other loans classified as impaired. At December 31, 2007, there was one loan totaling $839,000 classified as ninety days past due and still accruing interest. The loan has matured and the borrower continues to make monthly payments of principal and interest. The Company expects this loan to be paid in full as the result of a replacement loan from Intervest National Bank.

The Company evaluates its portfolio of mortgage loans based on various factors to determine the need for an allowance for loan losses. Since the Company is neither a bank nor a regulated mortgage lender, there are no guidelines or regulations that apply to the determination of its allowance for loan losses. At December 31, 2007, the allowance was $1,295,000. During the last five years, the Company has not experienced a loss from its lending activities. There can be no assurance however, that a downturn in real estate values or local economic conditions, as well as other factors, would not have an adverse impact on the Company’s asset quality and future level of nonperforming assets, chargeoffs and profitability.

Sources of Funds

The Company’s principal sources of funds for investing consist of borrowings (through the issuance of its debentures to the public), mortgage repayments and cash flow generated from operations, including fee income received from the Bank for loan origination services performed for the Bank. From time to time, the Company has also received capital contributions from the Parent Company. At December 31, 2007, Intervest Mortgage Corporation had debentures outstanding of $76,250,000, compared to $83,750,000 at December 31, 2006.

Servicing Agreement

The Company has a servicing agreement with Intervest National Bank to provide origination services to the Bank in exchange for a monthly fee that is based on loan origination volumes. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with Intervest National Bank’s underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $4,099,000, $5,299,000 and $5,386,000 for 2007, 2006 and 2005, respectively, in connection with this agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

Employees

At December 31, 2007, the Company employed 17 full-time equivalent employees, compared to 16 full-time equivalent employees at December 31, 2006. The Company provides various benefit plans, including group life, health and a 401(k) Plan. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes employee relations are good.

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

Subsidiary

The Company did not have any subsidiaries at December 31, 2007 and December 31, 2006.

Effect of Government Regulation

Investment in mortgages on real properties may be affected by government regulation in several ways. Residential properties may be subject to rent control and rent stabilization laws. As a consequence, the owner of the property may be restricted in its ability to raise the rents on apartments. If real estate taxes, fuel costs and maintenance of and repairs to the property were to increase substantially, and such increases are not offset by increases in rental income, the ability of the owner of the property to make the payments due on the mortgage as and when they are due might be adversely affected.

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

Laws regulating the storage, disposal and clean up of hazardous or toxic substances at real property have been adopted at the federal, state and local levels. Such laws may impose a lien on the real property superior to any mortgages on the property and may extend to the cost of remediation of hazardous conditions in compliance with environmental laws. In the event such a lien was imposed on any property which serves as security for a mortgage owned by the Company, the security for such mortgage could be impaired.

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

Item 1A. Risk Factors

References in this section to “we,” “us,” “our,” and “Intervest” refer to Intervest Mortgage Corporation, unless otherwise specified. References to the “Bank” refer to Intervest National Bank who, like us, is a subsidiary of our Parent Company, Intervest Bancshares Corporation.

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

Our success is largely dependent on the business expertise and relationships of a small number of our executive officers and other key employees. Currently, Mr. Lowell S. Dansker serves as our only officer with significant real estate lending experience and he makes all of our underwriting and lending decisions. If his services were to become unavailable for any reason, our growth, operations and performance may be adversely affected because of: his skills and knowledge of the markets in which we operate, years of real estate lending experience, standing and contacts in the brokerage community and the difficulty of promptly finding qualified replacement personnel.

The Board of Directors of the Holding Company has a formal management succession plan for the Holding Company and its subsidiaries. The plan identifies internal officers to perform executive officer functions in connection with any temporary change in executive officers due to such things as illnesses or leaves of absence. The plan also describes the procedures to be followed in connection with the selection of permanent replacements, if any, for key officers. There can be no assurance that such plan would be effective in identifying or retaining qualified replacement personal.

Nonperforming loans have an adverse impact on the Company’s operations.

At December 31, 2007, the Company had $28,370,000 of nonaccrual loans, which represented approximately 30% of the Company’s loan portfolio. Although the Company believes that the estimated fair value of the collateral underlying those loans exceeds the Company’s recorded investment in the loans, there can be no assurance that the Company will recover all of its investment in those loans. Since the Company does not accrue interest on its nonperforming assets, moreover, an increase in nonperforming loans would have an adverse impact on the Company’s net income and cash flow.

Our loans are highly concentrated in commercial real estate and multifamily mortgage loans, increasing the risk associated with our loan portfolio.

All of our loan portfolio is comprised of commercial real estate and multifamily mortgage loans, including loans on substantially vacant properties and vacant land. This concentration increases the risk associated with our loan portfolio. Commercial real estate and multifamily loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to single borrowers and repayment of loans secured by income-producing property is typically dependent upon the successful operation of the underlying real estate. Additionally, loans on vacant land typically do not have income streams and depend upon other sources of cash flow from the borrower for repayment. Our average real estate loan size was $1,715,000 at December 31, 2007. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers.

Investments in junior mortgages may be riskier than investments in senior mortgages.

As of December 31, 2007, we owned fourteen (14) junior mortgages, and we may originate or acquire additional junior mortgages in the future. The Bank has a first mortgage on eleven (11) of the properties securing these loans. Our junior mortgages constitute approximately 8% of the aggregate principal amount of our mortgages. In the event the owner of mortgaged property securing a junior mortgage owned by us defaults on a senior mortgage secured by the property, the holder of the senior mortgage may independently commence foreclosure proceedings. In the event this occurs, there can be no assurance that we will have funds available to cure the default, assuming this would be our desired course of action, in order to prevent foreclosure. If there is a foreclosure on the senior mortgage, as the owner of the junior mortgage we will be entitled to share in only liquidation proceeds after all amounts due to senior lienholders have been fully paid. Actual proceeds available for distribution upon foreclosure may be insufficient to pay all sums due on the senior mortgage, other senior liens and on our junior mortgage, and the costs and fees associated with such foreclosure.

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

At December 31, 2007, our borrowed funds and related interest payable was approximately $79,395,000. This level of indebtedness could make it difficult for us to satisfy all of our obligations to the holders of our debt and could limit our ability to obtain additional debt financing to fund our working capital requirements. In addition, the indentures underlying our subordinated debentures contain financial and other restrictive covenants that may limit our ability to incur additional indebtedness. We expect to continue to rely on the issuance of our subordinated debentures in registered, best efforts offerings to the public as a source of funds to support our loan originations. The inability to incur additional indebtedness could adversely affect our business and financial condition by, among other things: limiting our flexibility in planning for, or reacting to, changes in our industry and placing us at a competitive disadvantage with respect to our competitors who may operate on a less leveraged basis. As a result, this may make us more vulnerable to changes in economic conditions and require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes, which, in turn, could have a negative impact on our profitability.

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

The requirements of Section 404 of the Sarbanes Oxley Act and Securities and Exchange Commission rules and regulations require an annual management report on the Company’s internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of the Company’s internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, our auditors would be required to report that our financial results cannot be produced with the desired degree of accuracy or to prevent fraud.

Our assets are heavily concentrated in mortgages on properties located in New York City, and accordingly our business and operations are more vulnerable to downturns in the economy of this concentrated geographic area.

At December 31, 2007, forty-three (43) of the fifty-six (56) mortgage loans in our portfolio, representing approximately 84% of the principal balance of the portfolio were secured by properties in New York City. Of those, twenty-seven (27), representing approximately 66% of the principal balance of our portfolio were secured by multi-family properties. Many of these properties are subject to rent control and rent stabilization laws imposed in New York City, which limit the ability of the property owners to increase rents. This concentration in the number, type or location of our investments could have a material adverse effect on our business, financial condition or results of operations.

Our business will suffer if we do not continually identify and invest in mortgages.

Our business plan calls for us to invest most of our assets in mortgages. We may be unable to invest the optimum percentage of our assets because of a lack of available mortgages that meet our investment criteria. As a result, periodically, we may experience lower rates of return from investment of our assets, which could have a material adverse effect on our business, financial condition or results of operations.

Fluctuations in interest rates and credit terms could adversely affect our ability to collect on mortgage loans having balloon payment features.

Fifty-two (52) of the mortgage loans in our portfolio at December 31, 2007, representing approximately 98% of the principal balance of our portfolio have balloon payments due at the time of their maturity. We may originate or acquire additional mortgage loans that have balloon payments due at maturity. Volatile interest rates and/or erratic credit conditions and supply of available mortgage funds at the time these mortgage loans mature may cause refinancing by the borrowers to be difficult or impossible, regardless of the market value of the collateral at the time such balloon payments are due. In the event borrowers are unable to refinance these mortgage loans, or in the event borrowers are otherwise unable to make their balloon payments when they become due, such borrowers may default on their mortgage loans, which will have a material adverse effect on our business, financial condition and results of operations.

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

All mortgage loans are subject to some degree of risk, including the risk of default by a borrower on the mortgage loan. In addition, as the owner of a mortgage, we may have to foreclose on the mortgage to protect our investment and may thereafter operate the mortgaged property, in which case we are exposed to the risks inherent in the ownership of real estate. A borrower’s ability to make payments due under a mortgage loan, and the amount we, as mortgagee, may realize after a default, is dependent upon the risks associated with real estate investments generally, including:

•	general or local economic conditions,
•	neighborhood values,
•	interest rates,
•	real estate tax rates,
•	operating expenses of the mortgaged properties,
•	supply of and demand for rental units,
•	supply of and demand for properties,
•	ability to obtain and maintain adequate occupancy of the properties,
•	zoning laws,
•	environmental hazard,
•	governmental rules, regulations and fiscal policies, and
•	acts of God

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

Item 6.    Selected Financial Data

The table below presents selected financial data for the Company. This data should be read in conjunction with, and are qualified in their entirety by, the Financial Statements and the Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	At or For The Year Ended December 31,
($ in thousands)	2007	2006	2005	2004	2003
Financial Condition Data:
Total assets	$112,067	$119,471	$115,809	$122,451	$119,578
Cash and short-term investments	12,682	36,649	27,893	17,151	25,772
Mortgage loans receivable, net of deferred fees	95,412	77,161	82,464	100,520	89,307
Allowance for mortgage loan losses	1,295	262	250	332	191
Subordinated debentures and related interest payable	79,395	86,625	87,449	97,069	99,402
Stockholder’s equity	30,729	29,742	26,616	23,527	18,173
Operations Data:
Interest and fee income	$ 7,639	$11,079	$ 10,197	$ 9,896	$ 9,269
Servicing agreement income - related party	4,099	5,299	5,386	4,262	2,343
Gain on early repayment of mortgages	456	384	524	447	260
Other income	98	228	98	207	196
Total revenues	12,292	16,990	16,205	14,812	12,068
Interest on debentures	5,567	6,118	6,305	6,811	6,187
Amortization of deferred debenture offering costs	959	1,079	1,065	1,134	953
Provision (credit) for mortgage loan losses	1,033	12	(82)	141	90
Salaries and employee benefits	2,025	2,807	2,129	1,348	994
General and administrative expenses	1,058	1,161	1,043	999	589
Total expenses	10,642	11,177	10,460	10,433	8,813
Earnings before income taxes	1,650	5,813	5,745	4,379	3,255
Provision for income taxes	760	2,687	2,656	2,025	1,496
Net income	$ 890	$3,126	$3,089	$ 2,354	$ 1,759
Ratios and Other Data
Ratio of earnings to fixed charges (1)	1.3x	1.8x	1.8x	1.6x	1.5x

(1) The ratio of earnings to fixed charges has been computed by dividing earnings (before the provision for income taxes and fixed charges) by fixed charges. Fixed charges consist of interest expense incurred during the period and amortization of deferred debenture offering costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the financial statements and notes thereto included in this report on Form 10-K.

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It also provides loan origination services to Intervest National Bank (“the Bank”). Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It has no subsidiaries. Intervest Mortgage Corporation is hereafter referred to as the “Company”. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the “Parent Company”) owns 100% of the capital stock of the Company. The Company’s chairman and secretary are also officers, and directors of the Parent Company. The Company’s chairman is also a principal shareholder of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Center, New York, and six full-service banking offices in Florida, including four in Clearwater, Florida, one in Clearwater Beach, Florida and one in South Pasadena, Florida

A significant portion of the Company’s income is derived from non-interest income consisting of servicing agreement income from an affiliate company, Intervest National Bank. The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process.

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

Many of the properties collateralizing the loans in the Company’s mortgage loan portfolio are subject to applicable rent control and rent stabilization statutes and regulations. In both cases, any increases in rent are subject to specific limitations. As such, properties of the nature of those constituting a significant portion of the Company’s mortgage portfolio are not affected by the general movement of real estate values in the same manner as other income-producing properties.

Many of the Company’s mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely or for fixed periods of time. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and interest in certain cases. The amount and timing of, as well as income from, loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates.

The Company’s profitability is affected by its net interest income, which is the difference between interest income generated from its mortgage loans and income from investments and the interest expense, inclusive of amortization of offering costs, incurred on its debentures. The Company’s profitability is also affected by its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists of fee income from providing mortgage loan origination services to Intervest National Bank, as well as loan service charges and prepayment income generated from the Company’s loan portfolio. Noninterest expense consists mainly of compensation and benefits expense, occupancy expenses, professional fees, insurance expense and other operating expenses.

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

Critical Accounting Policies

An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. The Company believes that the estimates and assumptions that have been used in connection with the amounts reported in its financial statements and related disclosures are reasonable and in good faith. The Company believes that currently its only significant critical accounting policy relates to the determination of the allowance for loan losses. The allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future losses on loans. The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which could negatively affect the Company’s earnings and financial position. For a further discussion of this policy as well as all of the Company’s significant accounting policies, see note 1 to the financial statements included elsewhere in this report.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets at December 31, 2007 decreased to $112,067,000 from $119,471,000 at December 31, 2006. The decrease primarily results from a $23,967,000 decrease in cash and cash equivalents as described below which was partially offset by $890,000 of net income earned in 2007.

Cash and cash equivalents decreased to $12,682,000 at December 31, 2007, from $36,649,000 at December 31, 2006 due primarily to a $17,218,000 increase in mortgage loans receivable and the repayment of $7,500,000 of subordinated debentures. These decreases were partially offset by $890,000 of net income earned in 2007.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $94,117,000 at December 31, 2007, compared to $76,899,000 at December 31, 2006. The increase primarily reflected new originations of $48,388,000 exceeding principal repayments of $30,183,000, which was partially offset by an increase in the allowance for loan losses.

Nonaccrual loans increased to $28,429,000 (30% of the Company’s portfolio) at December 31, 2007, from $2,329,000 at December 31, 2006. For a detailed discussion on nonaccrual loans, see the section entitled “Asset Quality” in this report.

The allowance for loan losses amounted to $1,295,000 at December 31, 2007, compared to $262,000 at December 31, 2006. The increase in the allowance is primarily due to a provision for loan losses recorded in 2007 related to credit downgrades on $28,370,000 of nonaccrual loans outstanding at December 31, 2007. Each individual nonaccrual loan was analyzed by management and it was determined that no specific allowances were needed, based upon the Company’s belief that the underlying collateral of each loan exceeds the recorded investment of the loan. However, due to management’s evaluation of the weakness in the loan portfolio as evidenced by the increase in nonaccrual loans, the allowance for loan loss was increased in accordance with the guidelines consistent with current policies and procedures. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the consolidated financial statements. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

Accrued interest receivable decreased to $300,000 at December 31, 2007 compared to $499,000 at December 31, 2006 primarily due to the increase in nonperforming loans on which interests is not being accrued.

Loan fees receivable increased to $604,000 at December 31, 2007 from $578,000 at December 31, 2006 due to a higher level of mortgage loans outstanding.

Deferred debenture offering costs, net of accumulated amortization amounted to $3,134,000 at December 31, 2007, compared to $4,118,000 at December 31, 2006. The decrease was due to a similar decrease in subordinated debentures payable.

Other assets increased to $1,189,000 at December 31, 2007 compared to $688,000 at December 31, 2006. This increase was primarily due to a $490,000 increase in deferred income tax asset which was related to the effect of the increase in the allowance for loan losses.

Total liabilities at December 31, 2007 decreased to $81,338,000, from $89,729,000 at December 31, 2006, principally due to a decrease in debentures payable, resulting from: the $2,000,000 redemption of series 11/28/03 subordinated debentures in the first quarter of 2007, the $3,000,000 redemption of series 8/5/02 subordinated debentures and the $2,500,000 redemption of series 6/7/04 subordinated debentures in the third quarter of 2007. Total liabilities also decreased due to a deduction in taxes payable. These decreases were partially offset by an increase in debenture interest payable as discussed on the following page.

Mortgage escrow funds payable decreased to $992,000 at December 31, 2007, compared to $1,155,000 at December 31, 2006 due to escrow balance on nonaccrual loans being down without being replenished by monthly payments. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures outstanding decreased to $76,250,000 at December 31, 2007, from $83,750,000 at December 31, 2006. The decrease was due to repayments prior to maturity as described above.

Debenture interest payable at maturity increased to $3,145,000 at December 31, 2007, from $2,875,000 at December 31, 2006, primarily due to the accrual of interest on subordinated debentures outstanding. This increase was partially offset by the payment of $94,000 of interest on the series 11/28/03 debentures on February 1, 2007, $83,000 of which was included in interest payable at December 31, 2006, the payment of $263,000 of interest on the series 8/5/02 debentures on August 1, 2007, $213,000 of which was included in interest payable at December 31, 2006 and the payment of $108,000 of interest on series 6/7/04 debentures on August 1, 2007, $78,000 of which was included in interest payable at December 31, 2006.

Other liabilities decreased to $951,000 at December 31, 2007, from $1,949,000 at December 31, 2006. This was primarily due to a reduction in income taxes payable since all taxes due for 2007 had been paid throughout the year compared to 2006 where $890,000 of income tax payable was included in other liabilities at December 31, 2006.

Stockholder’s equity increased to $30,729,000 at December 31, 2007, from $29,742,000 at December 31, 2006, due to net income of $890,000 and a $97,000 increase in Additional Paid in Capital relating to stock option grants to the Company’s staff.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

The Company’s net income decreased by $2,236,000 to $890,000 in 2007 from $3,126,000 in 2006. The decrease was primarily due to a $3,440,000 decrease in total interest and fee income, mostly relating to a higher level of nonperforming loans in 2007 than in 2006. The decrease in net interest income was partially offset by a $1,927,000 decrease in income tax expense and a $782,000 decrease in salary expense primarily related to death benefit expense as described on the following page.

The following table provides information on average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2007 and 2006. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

	For the Year Ended December 31,
	2007			2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Assets
Mortgage loans receivable (1)	$ 83,436	$ 6,296	7.55%	$ 89,908	$ 9,969	11.09%
Short-term investments	27,533	1,343	4.88	24,161	1,110	4.60
Total interest-earning assets	110,969	$ 7,639	6.88%	114,069	$11,079	9.71%
Noninterest-earning assets	4,238			4,724
Total assets	$115,207			$118,793

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$ 81,807	$ 6,526	7.98%	$ 88,136	$ 7,197	8.17%
Noninterest-bearing liabilities	2,780			2,294
Stockholders’ equity	30,620			28,363
Total liabilities and stockholders’ equity	$115,207			$118,793
Net interest income		$ 1,113			$ 3,882
Net interest-earning assets/margin	$ 29,162		1.00%	$25,933		3.40%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.36x			1.29x

(1) Mortgage loans receivable include non-performing loans.

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $1,113,000 in 2007, compared to $3,882,000 in 2006. The decrease in net interest income was primarily due to the effect of a $26,071,000 increase in nonperforming loans which accounted for a 149 basis point decrease in the net interest earning margin. The decrease in the net interest earnings margin to 1.00% in 2007, from 3.40% in 2006, was also due to higher rate loans being replaced by lower rate loans and by the decrease in the amortization of deferred fees, which was the result of a lower level of fees being generated in 2007 versus 2006, as well as a loan with a higher than usual origination fee that was amortized during 2006. The average interest rate on debentures decreased 19 basis points to 7.98% in 2007, mostly due to fixed rate debentures issued in the second half of 2006 having lower rates than the rates on older debentures that had been paid off in the first half of 2006.

Servicing agreement income decreased to $4,099,000 in 2007, from $5,299,000 in 2006. Servicing agreement income we receive from The Bank is partially dependent upon the amount of fees The Bank collects from its borrowers. The decrease of $1,200,000 was the result of a lower level of fees being generated by our affiliate, Intervest National Bank. Nevertheless, such servicing agreement income represents a significantly higher percentage of the Company’s income than it did in 2006.

Income from early repayment of mortgages increased to $456,000 in 2007, from $384,000 in 2006. The increase of $72,000 was primarily the result of lockout interest payments received in 2007 exceeding lockout interest received in 2006. The Company may receive lockout interest when the borrower prepays a loan prior to the date specified in the mortgage. In such cases the borrower pays interest from the prepayment date through the lockout date.

Other income decreased to $98,000 in 2007 compared to $228,000 in 2006. The decrease is primarily due to a $79,000 fee earned on an expired commitment in 2006.

The Company recorded a $1,033,000 provision in the allowance for loan losses in 2007 compared to $12,000 in the allowance for loan losses in 2006. The increase in the provision in 2007 was primarily due to the effect of credit downgrades on the nonaccrual loans.

Salaries and employee benefit expense decreased in 2007 by $782,000 to $2,025,000 in 2007 compared to $2,807,000 for 2006 due primarily to a $883,000 decrease relating to the payment of a death benefit to the surviving spouse of the Company’s former Chairman and founder, Jerome Dansker, who passed away in August of 2006. This decrease was partially offset by $97,000 of expense related to the issuance of stock options to the Company’s staff.

General and administrative expenses decreased to $1,058,000 in 2007, from $1,161,000 in 2006, primarily due to a $86,000 decline in the loss on early repayment of debentures. During 2007 and 2006, certain higher interest debenture issues were retired which resulted in a loss in 2007 and 2006, but will result in lower interest expense for the next several quarters.

Occupancy expenses increased $33,000 primarily due to real estate escalation payment which the Company is required to pay under the terms of the lease on our office space. The Company shares office space under an informal agreement with the Parent Company which leases the entire fourth floor consisting of, approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company’s share of the rent and related commercial rent tax excluding real estate escalation costs amounted to approximately $42,000 per month in 2007.

The provision for income taxes amounted to $760,000 and $2,687,000 in 2007 and 2006, respectively. The provision represented 46% of pretax income for 2007 and 2006. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

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

	For the Year Ended December 31,
	2006			2005
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Assets
Mortgage loans receivable (1)	$ 89,908	$ 9,969	11.09%	$ 88,961	$ 9,487	10.66%
Short-term investments	24,161	1,110	4.60	22,418	710	3.16
Total interest-earning assets	114,069	$11,079	9.71%	111,379	$10,197	9.15%
Noninterest-earning assets	4,724			4,486
Total assets	$118,793			$115,865

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$ 88,136	$ 7,197	8.17%	$ 88,815	$ 7,370	8.30%
Noninterest-bearing liabilities	2,294			2,070
Stockholders’ equity	28,363			24,980
Total liabilities and stockholders’ equity	$118,793			$115,865
Net interest income		$ 3,882			$ 2,827
Net interest-earning assets/margin	$ 25,933		3.40%	$22,564		2.54%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.29x			1.25x

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

Servicing agreement income decreased to $5,299,000 in 2006, from $5,386,000 in 2005. Servicing agreement income we receive from The Bank is partially dependent upon the amount of fees The Bank collects from its borrowers. The decrease of $87,000 was the result of a lower level of fees being generated by our affiliate, Intervest National Bank.

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

Salaries and employee benefit expense increased in 2006 by $678,000 to $2,807,000 compared to $2,129,000 for 2005 due primarily to one-time charge of $926,000 resulting from the accrual for the payment of a death benefit to the surviving spouse of the Company’s former Chairman and founder, Jerome Dansker, who passed away in August of 2006. This charge represents the estimated net present value of the contractual payments that total $1.2 million. This increase was partially offset by reduced salaries and bonuses to a reduced number of executive officers.

General and administrative expenses increased to $1,161,000 in 2006, from $1,043,000 in 2005, primarily due to a $110,000 loss on early repayment of debentures. During 2006, certain higher interest debenture issues were retired which resulted in a loss in 2006, but will result in lower interest expense for the next several quarters.

Occupancy expenses increased $30,000 primarily due to escalation payments which the Company is required to pay under the terms of the lease on our office space. The Company shares office space under an informal agreement with the Parent Company which leases the entire fourth floor consisting of, approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupies approximately one half of the space. The Company’s share of the rent and related commercial rent tax excluding real estate escalation costs amounted to approximately $36,000 per month in 2006.

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

The Company’s lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 6 to the financial statements included elsewhere in this report, at December 31, 2007 and 2006, $76,250,000 and $83,750,000 in aggregate principal amount of the Company’s subordinated debentures were outstanding with fixed interest rates that range from 6.25% to 7.75% per annum and maturities that range from July 1, 2008 to July 1, 2014. At February 1, 2007, the Company repaid debenture series 11/28/03 due April 1, 2007 for a total of $2,000,000 in principal and $94,000 in accrued interest. On August 1, 2007, the Company’s Series 8/5/02 debentures due January 1, 2008 were repaid for $3,000,000 of principal and $263,000 of accrued interest. On August 1, 2007, the Company’s Series 6/7/04 debentures due January 1, 2008 were repaid for $2,500,000 of principal and $108,000 of accrued interest. At the date of this report, the Company had $6,000,000 of debentures maturing in the second half of 2008.

At December 31, 2007, the Company had approximately $12,682,000 in cash and cash equivalents and outstanding commitments to lend of $2,132,000. In addition, approximately $52,619,000 of mortgages will mature in 2008, including $21,627,000 of nonaccrual loans, and the Company will be required to repay $6,000,000 on its debentures in 2008. As a result, both current cash and the proceeds from repayment of maturing mortgages will be available in 2008 for investment in new mortgages.

While the Company continually assesses its liquidity position to assess the best uses of resources, the Company recognizes that the level of its outstanding loan commitments has always fluctuated with market conditions and is somewhat unpredictable. The Company continues to actively seek opportunities for mortgage investments. The Company considers its current liquidity and sources of funds sufficient to satisfy the Company’s outstanding lending commitments and our maturing liabilities.

During 2007, the Company experienced a significant increase in nonaccrual loans. At December 31, 2007, 30% ($28,370,000) of our mortgage loan portfolio was on nonaccrual status, which has adversely affected our net interest income and cash flow derived therefrom and placed greater reliance on cash flows generated from intercompany service provided to Intervest National Bank. If this level of nonperforming loans were to continue or increase for an extended period of time, the Company’s ability to issue new debentures to the public, originate new loans and meet its operating cash flow requirements could be adversely impacted. At December 31, 2007, the Company’s interest income from its accruing loan portfolio only slightly exceeded the interest expense from its outstanding debentures.

Off-Balance Sheet Commitments

Commitments to extend credit amounted to $2,132,000 at December 31, 2007, of which nearly all will either close or expire in 2008. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2007.

		Due In
($ in thousands)	Total	2008	2009 and 2010	2011 and 2012	2013 and Later
Subordinated debentures payable	$ 76,250	6,000	25,750	22,000	22,500
Death benefit payments	1,043	135	294	328	286
Debenture interest payable	3,145	1,144	836	717	448
	$80,438	7,279	26,880	23,045	23,234

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

The Company’s one-year interest rate sensitivity gap decreased to a positive $44,139,000, or 39.4% of total assets, at December 31, 2007, compared to a positive $96,914,000, or 81%, at December 31, 2006. This decrease was due to the fact that most of the loans in the Company’s portfolio at December 31, 2007 were fixed rate loans as compare to December 31, 2006 where most of the Company’s loans were floating rate loans. Fixed-rate loans are the predominate product in the market at this time. Additionally, nonaccrual loans are not included in the GAP analysis including $11,206,000 that matures will within 12 months.

The following table summarizes information relating to the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2007, that is scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Floating-rate loans (1)	$16,365	$ -	$ -	$ -	$ 16,365
Fixed-rate loans (1)	7,525	16,105	18,578	9,099	51,307
Total loans	23,890	16,105	18,578	9,099	67,672
Short-term investments	11,288	-	-	-	11,288
Total rate-sensitive assets	$35,178	$16,105	$18,578	$ 9,099	$ 78,960

Debentures payable (1)	$ -	$ 6,000	$38,750	$ 31,500	$ 76,250
Accrued interest on debentures	1,144	-	1,321	680	3,145
Total rate-sensitive liabilities	$ 1,144	$ 6,000	$40,071	$ 32,180	$ 79,395

GAP (repricing differences)	$34,034	$10,105	$(21,493)	$(23,081)	$ (435)
Cumulative GAP	$34,034	$44,139	$22,646	$ (435)	$ (435)
Cumulative GAP to total assets	30.4%	39.4%	20.2%	(0.4%)	(0.4%)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and debenture issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2007 and 2006, which reflect changes in market prices and rates, can be found in note to the financial statements.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The following financial statements of the Company are included herein:

- Management’s report on Internal Controls over Financial Reporting Public Accounting Firm (page 29)

- Report of Independent Registered Public Accounting Firm (page 30)

- Balance Sheets at December 31, 2007 and 2006 (page 31)

- Statements of Income for the Years Ended December 31, 2007, 2006 and 2005 (page 32)

- Statements of Changes in Stockholders’ Equity for the Years Ended

      December 31, 2007, 2006 and 2005 (page 33)

- Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005 (page 34)

- Notes to the Financial Statements (pages 35 to 49)

- Schedule IV – Mortgage Loans on Real Estate (pages 50 and 51)

Other financial statement schedules and inapplicable periods with respect to schedules listed above are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

Management’s Report on Internal Control over Financial Reporting

Board of Directors and Stockholders

Intervest Mortgage Corporation

New York, New York:

The management of Intervest Mortgage Corporation (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets. The Company’s internal control structure contains monitoring mechanisms and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting, including safeguarding of assets as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)
February 22, 2008

/s/ John H. Hoffmann
John H. Hoffmann, Chief Financial Officer
(Principal Financial Officer)
February 22, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder

Intervest Mortgage Corporation

New York, New York:

We have audited the accompanying balance sheets of Intervest Mortgage Corporation as of December 31, 2007 and 2006 and the related statements of income, changes in stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA., PC

Hacker, Johnson & Smith PA., PC
Tampa, Florida
February 22, 2008

Intervest Mortgage Corporation

Balance Sheets

	At December 31,
($ in thousands)	2007	2006

ASSETS
Cash	$1,394	$1,466
Short-term investments	11,288	35,183
Total cash and cash equivalents	12,682	36,649
Mortgage loans receivable (net of unearned fees and discounts and allowance for loan losses)	94,117	76,899
Accrued interest receivable	300	499
Loan fees receivable	604	578
Fixed assets, net	41	40
Deferred debenture offering costs, net	3,134	4,118
Other assets	1,189	688
Total assets	$112,067	$119,471

LIABILITIES
Mortgage escrow funds payable	$992	$1,155
Subordinated debentures payable	76,250	83,750
Debenture interest payable at maturity	3,145	2,875
Other liabilities	951	1,949
Total liabilities	$81,338	$89,729

Commitments and contingencies (notes 12 and 13)

STOCKHOLDER’S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)	2,100	2,100
Class B common stock (no par value, 100 shares authorized, none issued)	-	-
Additional paid-in-capital	11,607	11,510
Retained earnings	17,022	16,132
Total stockholder’s equity	30,729	29,742
Total liabilities and stockholder’s equity	$112,067	$119,471

See accompanying notes to financial statements.

Intervest Mortgage Corporation

Statements of Income

	Year Ended December 31,
($ in thousands)	2007	2006	2005

REVENUES
Interest and fee income on mortgages	$ 6,296	$9,969	$9,487
Interest income on short-term investments	1,343	1,110	710
Total interest and fee income	7,639	11,079	10,197
Servicing agreement income – related party	4,099	5,299	5,386
Income from the early repayment of mortgage loans	456	384	524
Other income	98	228	98
Total revenues	12,292	16,990	16,205

EXPENSES
Interest on debentures	5,567	6,118	6,305
Amortization of deferred debenture offering costs	959	1,079	1,065
Provision (credit) for loan losses	1,033	12	(82)
Salaries and employee benefits	2,025	2,807	2,129
General and administrative	1,058	1,161	1,043
Total expenses	10,642	11,177	10,460

Income before income taxes	1,650	5,813	5,745
Provision for income taxes	760	2,687	2,656
Net income	$ 890	$3,126	$3,089

See accompanying notes to financial statements.

Intervest Mortgage Corporation

Statements of Changes in Stockholder’s Equity

	Year Ended December 31,
($ in thousands)	2007	2006	2005

CLASS A COMMON STOCK
Balance at beginning and end of year	$ 2,100	$2,100	$ 2,100

CLASS B COMMON STOCK
Balance at beginning and end of year	-	-	-

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of year	11,510	11,510	11,510
Contributions from Parent Company	-	-	-
Compensation from stock warrants/options	97	-	-
Balance at end of year	11,607	11,510	11,510

RETAINED EARNINGS
Balance at beginning of year	16,132	13,006	9,917
Net income	890	3,126	3,089
Balance at end of year	17,022	16,132	13,006

Total stockholder’s equity at end of year	$30,729	$29,742	$26,616

See accompanying notes to financial statements.

Intervest Mortgage Corporation

Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2007	2006	2005

OPERATING ACTIVITIES
Net income	$ 890	$3,126	$ 3,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21	27	29
Provision (credit) for loan losses	1,033	12	(82)
Amortization of deferred debenture offering costs	959	1,078	1,065
Compensation from stock warrants/options	97	-	-
Loss on the early extinguishment of debentures	25	110	-
Amortization of premiums, fees and discounts, net	(562)	(1,118)	(878)
Gain on early repayment of mortgage loans receivable	(456)	(384)	(524)
Net (decrease) increase in mortgage escrow funds payable	(163)	86	(574)
Net increase (decrease) in debenture interest payable at maturity	270	(1,824)	(3,520)
(Benefit) deferred income tax	(491)	(361)	49
(Increase) decrease in loan exit fees receivable	(26)	181	125
Net change in all other assets and liabilities	162	2,611	1,688
Net cash provided by operating activities	1,759	3,544	467

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable	30,183	65,957	71,335
Originations of mortgage loans receivable	(48,388)	(60,522)	(46,077)
Participation with Intervest National Bank	-	-	(7,000)
Purchases of fixed assets, net	(21)	(1)	(5)
Net cash (used in) provided by investing activities	(18,226)	5,434	18,253

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs	-	14,778	24,122
Principal repayments of debentures	(7,500)	(15,000)	(32,100)
Capital contributions from Parent Company	-	-	-
Net cash (used in) financing activities	(7,500)	(222)	(7,978)

Net (decrease) increase in cash and cash equivalents	(23,967)	8,756	10,742

Cash and cash equivalents at beginning of year	36,649	27,893	17,151

Cash and cash equivalents at end of year	$12,682	$36,649	$27,893

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$ 5,297	$7,943	$ 9,825
Income taxes	2,148	2,385	2,439

See accompanying notes to financial statements.

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Intervest Mortgage Corporation (the “Company”) is a wholly owned subsidiary of Intervest Bancshares Corporation (the “Parent Company”). The Company is engaged in the real estate business, including the origination and purchase of real estate mortgage loans. The Company also provides loan origination services to Intervest National Bank (the “Bank”), a wholly owned subsidiary of the Parent Company. The chairman and secretary of the Company are directors of the Company and are also officers and directors of the Parent Company. The chairman of the Company is also a principal shareholder of the Parent Company.

Principles of Consolidation and Basis of Presentation

The financial statements include the accounts of Intervest Mortgage Corporation and its former wholly owned subsidiary, Intervest Realty Servicing Corporation, which was dissolved in 2006. All material intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America.

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

Mortgage Loans Receivable

Mortgage loans receivable are stated at their outstanding principal balances, net of any deferred fees or costs on originated mortgage loans receivable, unamortized discounts on purchased mortgage loans receivable and the allowance for loan losses. Purchased mortgage loans receivable, all of which have been made from affiliated companies, are recorded at cost, which is equivalent to the carrying amount of the seller. The purchase price is deemed equivalent to the fair value of the mortgage loans receivable based on their interest rates. Interest income is accrued on the unpaid principal balance. Discounts are amortized to income over the life of the related mortgage loans receivable using the constant interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield of the related mortgage loans receivable. When a loan is paid off or sold, or if a commitment expires unexercised, any unamortized net deferred amount is credited or charged to income accordingly. Mortgage loans receivable are placed on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. Accrued interest receivable

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Previously recognized is reversed and amortization of net deferred fee income is discontinued for mortgage loans receivable placed on a nonaccrual status. Interest payments received on mortgage loans receivable in a nonaccrual status are recognized as income on a cash basis unless future collections on principal are doubtful, in which case the payments received are applied as a reduction of principal. Mortgage loans receivable remain on nonaccrual status until principal and interest payments are current.

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

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

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

Recent Accounting and Regulatory Developments

SFAS 159 - Fair Value Accounting. On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments. The adoption of this statement had no effect on the Company’s financial statements.

SFAS 155 – Accounting for Certain Hybrid Financial Instruments. On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. The adoption of this statement did not affect the Company’s financial statements.

SFAS 158 - Accounting for Pension Plans. In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition in the consolidated statement of financial condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. SFAS 158 is effective for the Company on January 1, 2007. Currently, the Company does not offer any plans covered under this statement and therefore the adoption of this statement will have no impact on the Company’s financial statements.

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

1.	Description of Business and Summary of Significant Accounting Policies, Continued

SFAS 157 - Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

SFAS 156 - Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value basis. SFAS 156 is effective for the Company on January 1, 2007. The Company is currently evaluating the provisions of SFAS 156 and its potential effect on its financial statements.

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

2.	Mortgage Loans Receivable

  Mortgage loans receivable are summarized as follows:

	At December 31, 2007		At December 31, 2006
($ in thousands)	# of loans	Amount	# of loans	Amount
Residential multifamily mortgage loans receivable	30	$65,446	22	$37,839
Commercial real estate mortgage loans receivable	24	28,959	31	37,593
Land and land development loans receivable	2	1,638	3	2,406
Mortgage loans receivable	56	96,043	56	77,838
Deferred loan fees and unamortized discount		(631)		(677)
Mortgage loans receivable, net of fees and discount		95,412		77,161
Allowance for mortgage loan losses		(1,295)		(262)
Mortgage loans receivable, net		$94,117		$76,899

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

2.	Mortgage Loans Receivable, Continued

At December 31, 2007, the loan portfolio consisted of $88,400,000 and $7,643,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $57,411,000 of fixed-rate loans and $38,632,000 of adjustable-rate loans. At December 31, 2006, the loan portfolio consisted of $68,324,000 and $9,514,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $19,801,000 of fixed-rate loans and $58,037,000 of adjustable-rate loans.

At December 31, 2007, effective interest rates on mortgages ranged from 5.63% to 14.00%, compared to 5.65% to 14.21% at December 31, 2006. Many of the mortgage loans receivable have an interest rate floor which resets upward along with any increase in the loan’s interest rate. This feature reduces the loan’s interest rate exposure in periods of declining interest rates.

During 2007, 2006 and 2005, certain mortgages were repaid in full prior to their maturity date. The prepayments resulted in the recognition of unearned fees and discounts associated with such mortgage loans receivable, as well as penalty or lockout interest from the prepayment date through the lockout date and the receipt of prepayment fees in certain cases. For 2007, 2006 and 2005, income associated with the prepayments of mortgages was $456,000, $384,000 and $524,000, respectively.

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

The geographic distribution of the properties that collateralize the loan portfolio is summarized as follows:

	At December 31, 2007		At December 31, 2006
($ in thousands)	Amount	% of Total	Amount	% of Total
New York	$85,236	88.8%	$62,928	80.8%
Florida	6,438	6.7	8,678	11.2
Illinois	1,985	2.1	-	-
New Jersey	1,659	1.7	5,976	7.7
Kentucky	494	0.5	-	-
Georgia	129	0.1	147	0.2
Connecticut	102	0.1	109	0.1
	$96,043	100.0%	$77,838	100.0%

The following table shows scheduled contractual principal repayments of the loan portfolio at December 31, 2007:

($ in thousands)
Year ended December 31, 2008	$52,619
Year ended December 31, 2009	24,920
Year ended December 31, 2010	2,075
Year ended December 31, 2011	2,404
Year ended December 31, 2012	4,732
Thereafter	9,293
$96,043

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

2.	Mortgage Loans Receivable, Continued

At December 31, 2007, $11,302,000 of mortgage loans receivable with adjustable rates and $32,122,000 of mortgage loans receivable with fixed rates are due after one year. At December 31, 2006, $31,787,000 of mortgage loans receivable with adjustable rates and $10,480,000 of mortgage loans receivable with fixed rates are due after one year.

Nonaccrual loans increased to $28,370,000 (30% of the Company’s portfolio) at December 31, 2007, from $2,299,000 at December 31, 2006 and are summarized as follows:

($ in thousands)
Property Type	City	State	At December 31, 2007 Principal Balance	At December 31, 2006 Principal Balance	Notes
Commercial real estate	St. Augustine	Florida	$ 6,034	$ -	(1)
Multifamily real estate	New York	New York	4,387	-	(2)
Multifamily real estate	New York	New York	4,119	-	(2)
Multifamily real estate	New York	New York	4,178	-	(2)
Multifamily real estate	New York	New York	4,445	-	(2)
Multifamily real estate	New York	New York	1,249	-	(2)
Commercial real estate	Brooklyn	New York	2,299	2,299	(3)
Commercial real estate	Howell	New Jersey	1,659	-	(4)
			$ 28,370	$2,299

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

(2) Placed on nonaccrual status in August 2007. These five loans (totaling $18,378,000) are to borrowers with common principals. The principals of the borrowers are experiencing legal difficulties in connection with activities alleged by independent third parties to be fraudulent with respect to the purported placing of unauthorized and unrecorded mortgages on these and other properties. The loans held by the Company are not current as to the payments due. One loan in the amount of $4,387,000 matured on June 1, 2007. On July 30, 2007, independent third parties filed for an involuntary bankruptcy against the borrowers. A trustee has been appointed and has taken control of the properties and the rents. The Trustee advised the Company in February 2008 that a contract of sale has been signed with respect to these and other properties. The Company believes the anticipated net proceeds from the sale will be sufficient to provide for repayment of the Company’s recorded investment in its loans.

(3) Placed on nonaccrual status in October, 2006. Foreclosure proceedings concerning this loan were instituted, but have been stayed as a result of the borrower filing bankruptcy.

(4) Placed on nonaccrual status in December, 2007. Foreclosure proceedings are pending.

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

2.	Mortgage Loans Receivable, Continued

Nonaccrual loans are impaired under the criteria of SFAS No.114 “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15”. The Company’s recorded investment in these loans was $28,429,000 and $2,329,000 at December 31, 2007 and December 31, 2006, respectively. A specific valuation allowance in accordance with SFAS No. 114 was not maintained at any time since the Company believes that the estimated fair value of each of the underlying collateral properties exceeds its recorded investment in the related nonaccrual loan.

Estimates of fair value of the collateral properties is determined based on a variety of information, including available appraisals estimates of market value by local real estate brokers and the knowledge and experience of the Company’s senior lending officer (the Chairman of the Company) related to values of properties in the Company’s market areas. The existing appraisals for the properties collateralizing the nonaccrual loans at December 31, 2007 indicated loan-to-value ratios ranging from 50% to 79%. Determination of the need for updating appraisals is made on a case-by-case basis. In addition to existing appraisals, the Company also takes into consideration the type, location and occupancy of the property and current economic conditions in the area the property is located in assessing estimates of fair value.

Although the Company believes as of December 31, 2007 that the estimated fair value of each property that collateralizes each impaired loan to be in excess of its recorded investment in the related nonaccrual loan, there can be no assurance that the Company will not incur loan chargeoffs or significant expenses with respect to the ultimate collection of these loans.

At December 31, 2007 and 2006, there were no other loans classified as impaired. At December 31, 2007, there was one loan totaling $839,000 classified as ninety days past due and still accruing interest. The loan has matured and the borrower continues to make monthly payments of principal and interest. The Company expects this loan to be paid in full as the result of Intervest National Bank’s new loan. At December 31, 2006, there were no loans ninety days past due and still accruing interest.

Interest income that was not recorded on the nonaccrual loan under its contractual terms for year ended December 31, 2007 and 2006 amounted to $1,521,000 and $71,000, respectively. The average recorded investment of nonaccrual (impaired) loans for 2007, 2006 and 2005 were $15,328,000, $703,000 and $181,000, respectively.

3.	Allowance for Mortgage Loan Losses

Activity in the allowance for mortgage loan losses is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2007	2006	2005
Balance at beginning of year	$ 262	$250	$332
Provision (credit) for loan losses	1,033	12	(82)
Balance at end of year	$1,295	$262	$250

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

3.	Allowance for Mortgage Loan Losses, Continued

The allowance for loan losses amounted to $1,295,000 at December 31, 2007, compared to $262,000 at December 31, 2006. The increase in the allowance is primarily due to a provision for loan losses recorded in 2007 related to credit downgrades on $28,370,000 of nonaccrual loans outstanding at December 31, 2007. Each individual nonaccrual loans was analyzed by management and it was determined that no specific allowance were needed, based upon the Company’s belief that the underlying collateral of each loan exceeds the recorded investment of the loan. However, due to management’s evaluations of the weakness in the loan portfolio as demonstrated by the increase in nonaccrual loans, the allowance for loan loss was increased in accordance with the guidelines of our current policies and procedures. The adequacy of the allowance is evaluated monthly with consideration given to a number of factors, which are discussed in note 1 to the financial statements. Although management believes it uses the best information available to make determinations with respect to the need for and amount of the allowance, future adjustments may be necessary if economic conditions or other factors differ from those assumed.

4.	Fixed Assets

Fixed assets are summarized as follows:

	At December 31,
($ in thousands)	2007	2006
Furniture, fixtures and equipment	$55	$74
Automobile	43	43
Total cost	98	117
Less accumulated deprecation	(57)	(77)
Fixed assets, net	$41	$40

5.	Deferred Debenture Offering Costs

Deferred debenture offering costs are summarized as follows:

	At December 31,
($ in thousands)	2007	2006
Deferred debenture offering costs	$6,025	$6,775
Less accumulated amortization	(2,891)	(2,657)
Deferred debenture offering costs, net	3,134	$4,118

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

6.	Subordinated Debentures Payable

The following table summarizes debenture payable.

		At December 31,	At December 31,
($ in thousands)		2007	2006
Series 01/17/02 – interest at 7 3/4% fixed	-due October 1, 2009	$ 2,250	$ 2,250
Series 08/05/02 – interest at 7 1/2% fixed	-due January 1, 2008	-	3,000
Series 08/05/02 – interest at 7 3/4% fixed	-due January 1, 2010	3,000	3,000
Series 01/21/03 – interest at 7 % fixed	-due July 1, 2008	3,000	3,000
Series 01/21/03 – interest at 7 1/4% fixed	-due July 1, 2010	3,000	3,000
Series 07/25/03 – interest at 6 3/4% fixed	-due October 1, 2008	3,000	3,000
Series 07/25/03 – interest at 7 % fixed	-due October 1, 2010	3,000	3,000
Series 11/28/03 – interest at 6 1/4 % fixed	-due April 1, 2007	-	2,000
Series 11/28/03 – interest at 6 1/2% fixed	-due April 1, 2009	3,500	3,500
Series 11/28/03 – interest at 6 3/4 % fixed	-due April 1, 2011	4,500	4,500
Series 06/07/04 – interest at 6 1/4 % fixed	-due January 1, 2008	-	2,500
Series 06/07/04 – interest at 6 1/2% fixed	-due January 1, 2010	4,000	4,000
Series 06/07/04 – interest at 6 3/4 % fixed	-due January 1, 2012	5,000	5,000
Series 03/21/05 – interest at 6 1/4 % fixed	-due April 1, 2009	3,000	3,000
Series 03/21/05 – interest at 6 1/2% fixed	-due April 1, 2011	4,500	4,500
Series 03/21/05 – interest at 7 % fixed	-due April 1, 2013	6,500	6,500
Series 08/12/05 – interest at 6 1/4 % fixed	-due October 1, 2009	2,000	2,000
Series 08/12/05 – interest at 6 1/2% fixed	-due October 1, 2011	4,000	4,000
Series 08/12/05 – interest at 7 % fixed	-due October 1, 2013	6,000	6,000
Series 06/12/06 – interest at 6 1/2 % fixed	-due July 1, 2010	2,000	2,000
Series 06/12/06 – interest at 6 3/4 % fixed	-due July 1, 2012	4,000	4,000
Series 06/12/06 – interest at 7 % fixed	-due July 1, 2014	10,000	10,000
		$ 76,250	$ 83,750

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

The holders of series 1/17/02 through series 8/12/05 debentures can require the Company, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05) provided; however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

6.	Subordinated Debentures Payable, Continued

The Company’s debentures may be redeemed at its option at any time, in whole or in part. These redemptions would be for face value. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities of debentures as of December 31, 2007 are summarized as follows:

($ in thousands)	Principal	Accrued Interest
Year ending December 31, 2008	$ 6,000	$1,144
Year ending December 31, 2009	10,750	323
Year ending December 31, 2010	15,000	513
Year ending December 31, 2011	13,000	485
Year ending December 31, 2012	9,000	232
Thereafter	22,500	448
	$76,250	$3,145

7.	Dividend Restriction

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

The Company sponsors tax-qualified, profit sharing plans in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a period of time. Total cash contributions to the plan for 2007, 2006 and 2005 were $33,000, $24,000 and $23,000, respectively.

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

Total rent expense amounted to $502,000 in 2007, $469,000 in 2006 and $435,000 in 2005.

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

10.	Related Party Transactions

From time to time, the Company participates with Intervest National Bank (a wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had $6,034,000 participation outstanding with Intervest National Bank at December 31, 2007, compared to $ 6,537,000 participation outstanding with Intervest National Bank at December 31, 2006.

The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $4,099,000, $5,299,000 and $5,386,000 for the years ended 2007, 2006 and 2005, respectively, in connection with this servicing agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $8,191,000 at December 31, 2007, and $18,832,000 at December 31, 2006. The Company received interest income of $452,000, $555,000 and $403,000 for the years ended 2007, 2006 and 2005, respectively, in connection with such deposits. These amounts are included in interest income in the statements of income.

Intervest Securities Corporation, an affiliate until it was dissolved in October 2007, received commissions and fees aggregating $0, $50,000 and $115,000 for the years ended 2007, 2006 and 2005 in connection with its participation as a selected dealer in the placement of subordinated debentures of the Company.

The Company paid fees of $11,000 in 2007, $88,000 in 2006 and $103,000 in 2005 for legal services rendered by a law firm, a partner of which is a director of the Company. The Company paid commissions and fees in connection with the placement of debentures aggregating $0 in 2007, $530,000 in 2006 and $925,000 in 2005 to Sage, Rutty & Co., Inc, a broker/dealer, a principal of which is a director of the Company. These amounts do not include commissions reallowed by Sage, Rutty & Co., Inc. to other brokers/dealers participating in the placement of the Company’s debentures.

The Company will reimburse the Parent Company for its leased space as follows: $439,000 in 2008; $439,000 in 2009; $439,000 in 2010; $442,000 in 2011; $460,000 in 2012 and $575,000 thereafter for an aggregate amount of $2,794,000.

The Company has a management agreement with its Parent, that is reviewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $150,000 to the Parent Company in each of the years 2007, 2006 and 2005.

Of the Company’s fourteen (14) second mortgages, eleven (11) totaling $4,907,000 are second to the loans held by Intervest National Bank.

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

11.	Income Taxes

The Company files consolidated Federal and combined New York State and New York City income tax returns with its Parent Company on a calendar year basis. Income taxes are provided as if the Company filed a separate consolidated tax return with its subsidiary.

At December 31, 2007 and 2006, the Company’s net deferred tax asset was $1,164,000 and $673,000, respectively, which is included in other assets on the balance sheets. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available evidence. Management concluded that a valuation allowance was not necessary at any time in 2007, 2006 or 2005.

Allocation of federal, state and local income taxes between current and deferred portions is as follows:

($ in thousands)	Current	(Benefit) Deferred	Total
Year Ended December 31, 2007:
Federal	$ 792	$ (374)	$ 418
State and Local	$ 459	(117)	342
	$1,251	$ (491)	$ 760
Year Ended December 31, 2006:
Federal	$1,912	$(273)	$1,639
State and Local	1,136	(88)	1,048
	$3,048	$(361)	$2,687
Year Ended December 31, 2005:
Federal	$1,633	$ 38	$1,671
State and Local	973	12	985
	$2,606	$ 50	$2,656

The components of the deferred tax benefit are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2007	2006	2005
Deferred loan fees and discount	$ 15	$ -	$ 56
Allowance for loan losses	(475)	(6)	38
Depreciation	(17)	-	11
Compensation	(14)	(355)	(55)
	$(491)	$(361)	$ 50

The tax effects of the temporary differences that give rise to the deferred tax asset are summarized as follows:

		At December 31,
($ in thousands)		2007	2006
Attributable to:	Deferred loan fees and discount	$ 129	$144
	Allowance for loan losses	596	120
	Compensation	422	409
	Depreciation	17	-
		$1,164	$673

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

11.	Income Taxes, Continued

Reconciliation between the statutory federal income tax rate and the Company’s effective tax rate follows:

	For the Year Ended December 31,
($ in thousands)	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes rate, net of federal benefit	11.1	11.2	11.2
	46.1%	46.2%	46.2%

12.	Commitments and Contingencies

The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to extend credit amounted to $2,132,000 at December 31, 2007, nearly all of which will either close or expire in 2008.

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

The Company is contractually obligated to pay death benefits to the spouse of its former Chairman, Jerome Dansker, pursuant to the terms of his employment agreements with the Company. The agreements require the payment to Mr. Jerome Dansker’s spouse of an amount called the “Distribution Amount” during a period called the “Distribution Term”. The Distribution Amount is 50% of the amounts that would have been paid monthly to Jerome Dansker as salary by us and the Distribution Term is the balance of the term of the agreement, or through June 30, 2014.

In connection with this contractual obligation, death benefit expense of $58,000 and $941,000 were recorded in 2007 and 2006. The amount represents the estimated net present value of the total monthly death benefit payments of $1,200,000 that are payable to our former chairman’s spouse through June 30, 2014. The difference between the estimated net present value and the total payments will be recorded as interest expense in future periods through June 30, 2014 and included as a component of our benefit expenses. As of December 31, 2007, the total remaining payments due are as follows: $135,000 in 2008, $143,000 in 2009, $151,000 in 2010, $160,000 in 2011, $169,000 in 2012, $178,000 in 2013 and $107,000 2014 for an aggregate amount of $1,043,000.

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

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

The carrying and estimated fair values of the Company’s financial instruments are as follows:

	At December 31, 2007		At December 31, 2006
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$12,682	12,682	$36,649	$36,649
Mortgage loans receivable, net	94,117	97,744	76,899	79,899
Accrued interest receivable	300	300	499	499
Financial Liabilities:
Debentures payable plus accrued interest	$79,395	$80,141	$86,625	$87,293
Off balance sheet instruments:
Commitments to lend	6	6	10	10

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

Intervest Mortgage Corporation

Notes to Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

14.	Estimated Fair Value of Financial Instruments, Continued

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

INTERVEST MORTGAGE CORPORATION

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

As of DECEMBER 31, 2007

	Description	Stated Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Balloon Payment At Maturity	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest	Prepayment Penalty/ Other Fees(Note)

	Commercial First Mortgage
	Garage
1469 39th Street	New York, NY	8.25%	01/01/11	M		299,136.33	$332,000	$329,000		Not prepayable until 10/01/09, then 1% or 31 days interest

	Hotel & Marina

Conch House Hotel and Marina	St. Augustine, FL	9.25%	04/01/07	M		6,033,737.52	6,034,000	6,034,000	6,033,738.00	2% of original balance
4650 Rt 9, NJ	Howell, New Jersey	9.50%	04/01/08	M		1,647,451.85	1,659,000	1,650,000	1,659,321.00	1% or 31 days

	Office
104 Main St	New City, New York	6.20%	12/08/10	Y		38,753.45	74,000	66,000		none
129 Livingston St	Brooklyn, New York	9.25%	06/01/09	M		2,255,955.60	2,299,000	2,238,000	2,298,687.00	2%
340-348 Great Neck Rd,	Great Neck, New York	8.00%	07/01/08	M		1,500,000.00	1,500,000	1,496,000		Prepayable any time.
53-55 Watermill Lane	Great Neck, NY	7.000%	06/01/17	M		1,731,912.58	2,180,000	2,149,000		Not prepayable until 6/1/09, then 3% until 6/1/2010, 2% until 6/1/2011, 1% until 06/1/2012, 5% until 6/1/2003, plus

	Restaurant
6623 Tara Blvd	Jonesboro, Georgia	8.50%	04/01/13	M		2,968.13	129,000	117,000		none

	Retail
501-511 Church Ave	Brooklyn, New York	5.25%	08/01/08	M		448,430.01	462,000	461,000		1% until maturity
2241 Southern Blvd	Bronx, New York	7.00%	12/01/08	M		1,742,753.21	1,778,000	1,751,000		Prepayable anytime, interest guarantee date 9/1/08, then 1%
245 St&Francis Lewis Blvd	Queens, New York	8.25%	10/01/07	M		839,399.11	839,000	839,000		1%
137-42 Guy R Brewer Blvd	Jamaica, NY	6.50%	10/01/09	M		1,225,035.29	1,248,000	1,239,000		Prepayable anytime, interest guarantee date 6/1/09, then 0.5%
145-82Farmers Blv aka 145-72GuyR Brewer	Jamaica, NY	7.00%	01/01/09	M		1,779,965.31	1,797,000	1,783,000		Not prepayable until 10/1/08, then 0.5%
1150 W carl sandburg drive	Galesburg, Illinois	6.50%	08/01/08	M		1,972,731.48	1,985,000	1,976,000		Not prepayable until 5/1/08, then 0
5001-5005 Church Avenue	Brooklyn, New York	6.00%	04/01/09	M		1,844,185.15	1,870,000	1,862,000		Not prepayable until 5/1/08, then 1/4%

	Warehouse
1560 62nd Street	Brooklyn, NY	6.875%	11/01/12	M		733,392.90	799,000	794,000		Prepayable anytime, 5% prior to 11/1/08, 4% on or after 11/1/08, then 3% on or after 11/1/09, 2% on or after 11/1/10, 0.5% on or after 11/1/11.
	Land Acquisition First Mortgages
	Land
222-226 East 111th St	New York, New York	8.25%	11/01/08	M		831,042.16	838,000	836,000		Not prepayable until 8/1/08, then 1% or 31 days interest
199 Huron Street	Brooklyn, New York	7.00%	02/01/08	M		800,000.00	800,000	799,000		0.5%

	Residential First Mortgages
	Rental Apartments Building
2816 Heath Ave	Bronx, New York	12.75%	01/01/11	M		7,074.38	459,000	459,000		no prepayment permitted
115-117 West 197th St	Bronx, New York	11.00%	06/01/13	M		17,844.15	1,206,000	1,172,000		no prepayment permitted
3150 Rochambeau	Bronx, New York	13.50%	11/01/13	M		2,755,264.44	3,721,000	3,721,000		no prepayment permitted
31 East 38th Street	New York, New York	6.625%	06/01/13	M		1,872,797.35	2,058,000	2,045,000		1% or 31 days interest
503 W 176th Street	New York, New York	11.25%	06/01/07	M		4,387,095.30	4,387,000	4,387,000	4,387,095.00	1% or 31 days interest
510-518 West 184th St	New York, New York	10.25%	05/01/08	M		4,124,896.41	4,178,000	4,146,000	4,177,848.00	1% or 31 days interest
529 Ninth Avenue,	New York, New York	8.25%	05/01/09	M		1,571,623.18	1,616,000	1,603,000		1% or 31 days interest
463-467 W 159th Street	New York, New York	10.25%	04/01/08	M		4,061,559.30	4,119,000	4,092,000	4,119,227.00	1% or 31 days interest
159 Christopher St	New York, New York	6.50%	06/01/09	M		2,200,000.00	2,200,000	2,185,000		2% until 6/1/08, 1% thereafter
449 West 46th St	New York, New York	9.00%	10/01/08	M		1,954,505.32	1,972,000	1,962,000		Not prepayable until 6/1/08, then 0
154 Huron Street	Brooklyn, New York	6.50%	10/01/11	M		564,919.90	612,000	610,000		4% until 10/1/08, 3% until 10/1/09, 2% until 10/1/10, then 1/2%
336 West 88th St.	New York, New York	7.25%	03/01/08	M		2,114,577.56	2,123,000	2,120,000		1%
518-520 W 184th Street	New York, New York	8.00%	04/01/09	M		4,385,591.97	4,445,000	4,374,000	4,444,902.00	Not prepayable until 10/1/08, then 1%
518 Graham Avenue	Brooklyn, New York	7.25%	07/01/08	M		2,174,864.61	2,191,000	2,177,000		Prepayable anytime, interest guarantee date 5/1/08
139 East Main Street	Mt.Kisco, NY	6.375%	6.1/2012	M		816,472.56	938,000	928,000		5% prior to 6/1/08, then 4% prior to 6/1/09, then 3% prior to 6/1/10, then 2% prior to 6/1/11, then 0.5% prior to 6/1/12.
25-27 Vermilyea Avenue	New York, New York	7.25%	06/01/08	M		2,082,766.33	2,091,000	2,083,000		Anytime, $0
710 &720 Hunts Point Avenue	Bronx, New York	7.00%	07/01/08	M		5,528,189.97	5,568,000	5,540,000		Not prepayable until 4/1/08, then 1%
260 West 73rd Street	New York, New York	7.000%	08/01/10	M		1,959,656.06	2,000,000	1,985,000		Not prepayable until 8/1/08, then 0.75% until 2/1/09, then 0.5% there after.
166-168 East 104th Street	New York, New York	6.75%	09/01/09	M		1,765,007.36	1,796,000	1,785,000		Anytime, $0
213 West 28th Street	New York, New York	7.25%	09/01/09	M		3,471,657.64	3,500,000	3,472,000		Not prepayable until 9/1/08, then 0.5%
304 Boerum Street	Brooklyn, New York	7.00%	10/01/09	M		1,943,572.45	1,995,000	1,980,000		Not prepayable until 4/1/09, then 0.5%
2264-66 Frederick Douglas Blvd	New York, New York	7.00%	02/01/08	M		2,277,000.00	2,277,000	2,277,000		Prepayable anytime, interest is guaranteed through maturity
78 West 3rd Street	New York, New York	6.500%	10/01/12	M		2,826,126.25	2,995,000	2,983,000		Prepayable in full anytime, partial prepayable interest guarantee date 10/1/08
294, 300 Graham Ave/175 Powers	Brooklyn, NY	6.50%	05/01/08	M		1,779,965.31	3,330,000	3,309,000		Prepayable anytime, interest guarantee date 3/1/08

INTERVEST MORTGAGE CORPORATION

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

As of DECEMBER 31, 2007

	Description	Stated Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Balloon Payment At Maturity	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest	Prepayment Penalty/ Other Fees(Note)

	Commercial Second Mortgage
	Office
2nd Mtg-3480-8 Boston Post Road	Bronx, New York	9.00%	09/01/08	M	669,737	183,563.74	184,000	181,000		Prepayable anytime, interest guarantee date 3/1/08, then 1%
2nd Mtg-120 Stuyvesant Place	Staten Island, NY	10.25%	06/01/09	M	5,795,284	379,682.84	391,000	389,000		1% or 31 days interest
2nd Mtg-70 Ashburton Av&166 B’way	New York, New York	11.50%	12/01/08	M	2,677,114	213,092.95	213,000	213,000		1% or 31 days interest
2nd Mtg - 158-14 Northern Boulevard	Flushing, NY	9.25%	11/01/08	M	6,832,882	1,863,360.17	1,906,000	1,896,000		Not prepayable until 2/1/08, then 1% or 31 days interest

	Retail
2 Mtg-4154-4198 S. Atlantic Ave	New Smyrna Beach, Florida	9.00%	OPEN	M	2,516,751	134,721.95	135,000	135,000		1%
2Mtg-345-357 W Main St.	Waterbury, CT	11.75%	03/01/09	M	758,586	92,421.55	102,000	102,000		2% until 3/1/08, 1% thereafter
2nd mtg-5001-5005 Church Avenue	Brooklyn, NY	7.50%	04/01/09	M	1,870,000	475,877.90	486,000	484,000		Not prepayable until 5/1/08, then 1/4%
2nd Mtg-117-27Farmers Blvd	St Albans,NY	7.500%	06/08/11	M	800,000	950,394.13	1,000,000	988,000		Prepayable anytime, 3% prior to 12/1/08, 2% prior to 12/1/09, then 1% prior to 12/1/10, 0.5% there after.

	Warehouse
2nd Mtg-260 Moore St.,	Brooklyn, NY	11.75%	03/01/09	M	4,210,768	327,572.37	357,000	356,000		2% until 3/1/08, 1% or 31 days interest

	Residential Second Mortgages
	Rental Apartments Building
2nd Mtg - 360 West 51st Street	New York, New York	12.50%	09/01/08	M	1,462,431	293,442.06	307,000	306,000		1%
2 Mtg-168-36 88th Ave.,	Jamaica, NY	12.25%	04/01/09	M	4,520,003	502,717.00	549,000	545,000		1% or 31 days interest
2Mtg-110 NE 19th,	Deerfield Beach, Florida	10.75%	05/01/09	M	1,002,525	254,688.59	270,000	267,000		1% with max of 13%
2nd Mtg. 463 465 & 467 W159th Street	New York, New York	11.25%	04/01/08	M	4,119,227	1,247,040.03	1,249,000	1,242,000	1,249,427.00	Not prepayable until 4/1/08, interest guaranty date 4/1/08
2nd mtg -513 S 5th Street	Louisville, KY	7.50%	04/01/08	M	5,160,816	491,429.84	494,000	494,000		Anytime, $0

		Total			$42,396,124	$89,779,883.00	$96,043,050	$95,412,000	$28,370,245.00

Notes:

(Y)       Yearly principal and interest payments

(M)      Monthly principal and interest payments

Note:   Percentages indicated are on original loan balances unless otherwise stated

Note:   31 days interest is on original loan balance unless otherwise stated

The following summary reconciles mortgages receivable at their carrying value

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2007	2006	2005
Balance at beginning of period	$76,899,000	$82,214,000	$100,188,000
Additions during period
Mortgages originated and acquired	48,388,000	60,502,000	53,077,000
Deductions during period
Collections of principal, net of	(30,137,000)	(65,805,000)	(71,133,000)
amortization of fees and discounts

Change in allowance for loan losses	(1,033,000)	(12,000)	82,000

Balance at end of period	$94,117,000	$76,899,000	$82,214,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company’s management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2007.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The current Directors and Executive Officers of the Company are as follows:

Michael A. Callen, age 67, serves as our Director since May 1994. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Since January 15, 2008, Mr. Callen serves as Chairman of the Board and interim Chief Executive Officer of Ambac Financial Group Inc., a leading provider of financial guarantees to the structured, asset-backed and mortgage-backed securities sectors. Mr. Callen has been a director of Ambac since 1991. Mr. Callen has also been President of Avalon Argus Associates, a financial consulting firm, since 1996. From April 1993 to April 1996, Mr. Callen was Senior Advisor, The National Commercial Bank, Jeddah, Kingdom of Saudi Arabia. He was an independent consultant from January 1992 until June 1993, and an Adjunct Professor at Columbia University Business School during 1992. He was a Director of Citicorp and Citibank and a Sector Executive at Citicorp, responsible for corporate banking activities in North America, Europe and Japan from 1987 to January 1992.

Lowell S. Dansker, age 57, has served as Chairman of the Board of Directors, Chief Executive Officer, President and Chairman of the Executive Committee of Intervest Mortgage Corporation since August 2006. He previously served as Vice Chairman of the Board of Directors, President, Treasurer and member of the Executive Committee of Intervest Mortgage Corporation, except for Vice Chairman, since incorporation in 1987. Mr. Dansker served as Vice Chairman from October 2003 to August 2006. Mr. Dansker also serves as: the Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive and Loan Committees of Intervest National Bank; Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive Committee of Intervest Bancshares Corporation; and as an Administrator of Intervest Statutory Trust II thru V. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College and a Law degree from the University of Akron School of Law and has been admitted to practice in New York, Ohio, Florida and the District of Columbia.

Paul R. DeRosa, age 66, serves as a Director of the Company, and has served in such capacity since February 2003. Mr. DeRosa received a Bachelor of Arts degree in Economics from Hobart College and a Ph.D degree in Economics from Columbia University. Mr. DeRosa has been a principal of Mt. Lucas Management Corporation, an asset management firm where he is responsible for management of fixed income investments of that firm’s Peak Partners Hedge Fund, and has served in that capacity since 1998. He was an Officer of Eastbridge Holdings Inc., a bond and currency trading firm, from 1988 to 1998 and served as its Chief Executive Officer from 1995 to 1998. Mr. DeRosa is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

Stephen A. Helman, age 68, has served as a Director since (December 2003), and as Vice President and Secretary of Intervest Mortgage Corporation since February 2006 and a member of the executive committee of the Company since August, 2006. Mr. Helman is also a Vice President and Director of Intervest National Bank and a Vice President, Secretary and Director of Intervest Bancshares Corporation and as an Administrator of Intervest Statutory V. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman has been an attorney practicing for more than 25 years.

Wayne F. Holly, age 51, serves as a Director of the Company and has served in such capacity since June 1999. Mr. Holly received a Bachelor of Arts degree in Economics from Alfred University. Mr. Holly is Chairman and President of Sage, Rutty & Co., Inc., a diversified financial services firm that is a member of the NASD. Mr. Holly has been an officer and director of Sage, Rutty & Co., Inc. since 1993. Mr. Holly is also a Director of Intervest Bancshares Corporation and Intervest National Bank and a member of the executive committee of Intervest National Bank.

Lawton Swan, III, age 65, serves as a Director of the Company, and has served in such capacity since February 2000. Mr. Swan received a Bachelor of Science degree from Florida State University in Business Administration and Insurance. Mr. Swan is President and Chairman of the Board of Interisk Corporation, a consulting firm specializing in risk management and employee benefit plans, which he founded in 1978. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

Thomas E. Willett, age 60, serves as a Director of the Company, and has served in such capacity since March 1999. Mr. Willett received a Bachelor of Science Degree from the United States Air Force Academy and a law degree from Cornell University School of Law. Mr. Willett has been a partner of Harris Beach PLLP, a law firm in Rochester, New York, since 1986 and is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

David J. Willmott, age 69, serves as a Director of the Company, and has served in such capacity since March 1994. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 45 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

Wesley T. Wood, age 64, serves as a Director of the Company, and has served in such capacity since March 1994. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is a director and President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest Bancshares Corporation and Intervest National Bank, and Chairman of the Compensation Committee of

Intervest Bancshares Corporation and Intervest National Bank as well as an Advisory Board Member of The Center of Direct Marketing at New York University, a member of the Advisory Trustees at Fairfield University in Connecticut, and a Trustee of St. Dominics R.C. Church in Oyster Bay, New York.

John H. Hoffmann, age 56, has served as Vice President and Controller of Intervest Mortgage Corporation and has served in such capacities since August 2002 and October 2000, respectively. Mr. Hoffmann received a B.B.A. degree from Susquehanna University and is a Certified Public Accountant. Mr. Hoffmann has over 20 years of banking experience. Prior to joining the Company, Mr. Hoffmann served as Accounting Manager for Smart World Technologies from 1998 to 2000 and Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997.

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

The fees payable to our directors are noted in the table that follows:

Amount Per Meeting Attended
Chairman of all Boards of Directors (1)	$4,000
Other members of all Boards of Directors (1) (3)	$1,250
Chairman of all Board Committees (2)	$1,000
Other members of all Board Committees (2) (3)	$ 750
(1)	The same fee is also paid for each Board meeting of Interest Bancshares Corporation attended by directors.
(2)

The Chairman of the Audit Committee of Intervest Bancshares Corporation and the other members of the Audit Committee also receive $3,500 and $1,500 for each meeting attended, respectively from Intervest Bancshares Corporation. The audit committee for Intervest Mortgage Corporation is also the audit committee for Intervest Bancshares Corporation. There is no separate fee for attending an Intervest Mortgage Corporation audit committee meeting.

(3)	Mr. Stephen A. Helman does not receive any compensation for attending any meetings.

The following table sets forth information concerning all compensation awarded to, earned by or paid to our non-employee directors in 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp.	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	Total
Michael A. Callen	$7,500	----	$5,632	----	----	----	$13,132
Paul R. DeRosa	$5,900	----	$5,888	----	----	----	$11,788
Wayne F. Holly	$7,500	----	$5,120	----	----	----	$12,620
Lawton Swan, III	$7,500	----	$5,376	----	----	----	$12,876
Thomas E. Willett	$7,500	----	$5,120	----	----	----	$12,620
David J. Willmott	$6,250	----	$5,376	----	----	----	$11,626
Wesley T. Wood	$8,600	----	$5,632	----	----	----	$14,232

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction. This section addresses certain aspects of the compensation paid to our executive officers. Although this discussion addresses our historical practices, the focus is on the practices used in our most recent fiscal year.

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

Objectives of Executive Compensation. The objective of our compensation programs is to attract, motivate and retain highly talented individuals. The Compensation Committee periodically reviews the competitiveness of our compensation programs in order to evaluate whether they are achieving the desired goals and objectives. With respect to our executive officers, our executive compensation program is principally designed to give executives incentives to focus on and achieve our business objectives. Key elements of the executive compensation program are competitive base salaries, equity incentives and annual performance-based bonuses.

Competitive Factors. In determining the compensation levels of our executive officers, the Compensation Committee takes into account competitive market data from lending industries as a whole and focuses on institutions of a size similar to us. Although the Compensation Committee has not historically established specific targets in relation to peer group compensation, it has taken into account the total compensation paid to executive officers by our competitors. Information regarding pay practices at other companies in the financial sector is useful because we recognize that our compensation must be competitive in the marketplace and also assists us in assessing the overall reasonableness of our compensation.

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

Equity incentives had in the past been granted to our former Chairman and certain executive officers. In 2006, the stockholders of our Parent Company approved our Parent Company’s 2006 Long Term Incentive Plan. The Plan allows the Compensation Committee to make various awards, including stock options and other forms of long-term incentives to those key employees of our Parent Company and its subsidiaries, including the Company, who may be selected by the Compensation Committee. We believe that implementation of this Plan will help us to continue to attract and retain employees by providing us with the flexibility to award incentives to achieve our long range goals. Awards under this Plan will constitute longer term variable compensation which will reward effective long term management decision making. During 2007, the Compensation Committee retained a consultant to assist it in evaluating awards to be made under the Long Term Incentive Plan. The Compensation Committee received information from its consultant concerning equity incentive, including, among other things, advice about the role of equity incentives as a component of overall compensation and data concerning the relative size of awards made to similarly situated executives in comparable companies. After considering the recommendations of the consultant with respect to individual awards to be made to the executive officers of the Parent Company and its subsidiaries, stock options in the amounts set out in this report were granted to the executive officers of the Company on December 31, 2007. These options have a term of ten years, vest over a period of three years, and were granted at the closing price of the Parent Company’s Class A Common Stock on the grant date. We expect that awards under the Long Term Incentive Plan will constitute an additional element of executive officer compensation in future years.

We provide various benefits to all of our eligible employees, including executive officers, which include group life insurance, health insurance and a 401(k) Plan. The 401(k) Plan is a tax-qualified profit sharing plan under the Internal Revenue Code, and eligible employees meeting certain length of service requirements may make tax deferred contributions subject to certain limitations. We make discretionary matching contributions of up to 3% of participating employee compensation, which vest to the employee over a five-year period.

Perquisites and other benefits have not represented a significant part of total compensation for any of our officers, and are usually made available to a limited number of officers. The primary perquisites are the expense reimbursement allowance granted to our chief executive officer. The portion of the allowance that is paid by us is presently in the amount of $410 per month and was established as a reasonable estimation of the normal, recurring expenses likely to be incurred by him in performing his duties. He is also entitled to the unlimited use of a car at our expense.

The Compensation Committee reviewed all of the components of our Chairman’s compensation, including base salary, bonuses and benefits for 2007. From a financial perspective, 2007 was a year of challenges and the Company believes that the executive management continued to demonstrate skilled and effective management and a dedicated work ethic in: executing the Company’s business strategy, in managing the Company’s financial issues, in managing the Company’s loan portfolio, in dealing with the downturn in the economy and in dealing with an even more competitive lending environment.

Based on its review of all relevant factors and in light of the impact of the economic slowdown on the Company’s financial results, the Compensation Committee did not recommend additional incentive compensation for Lowell Dansker other than the equity incentives granted by our Parent Company. We believe that the aggregate compensation paid to our executive officers during 2007 was reasonable and not excessive.

The Compensation Committee determines the aggregate compensation to be paid to the Chairman, as well as the aggregate bonus, if any, to be paid to the Chairman. Consistent with past practice, the aggregate amount of the Chairman’s compensation is divided between the two principal subsidiaries of the Parent Company, Intervest National Bank and the Company, each of which is responsible for payment of one half of that aggregate compensation.

Post-Termination Compensation. We do not offer any other pension or post-employment benefits, except with respect to certain of our officers who have contractual entitlements under employment agreements. Our Chairman has an employment agreement with our Parent Company, which provides certain severance, disability and death benefits. Other executive officers also have employment agreements, which provide for the payment of six months base salary in the event of a termination without cause. These agreements are described elsewhere in this report.

Intervest Mortgage Corporation is a party to employment agreements with certain of our executive officers that entitle them to certain compensation in connection with changes in control. These provisions give the executive the right, during the one year period following a change in control, to terminate employment, in which case the executive is entitled to compensation for the balance of the calendar year, as well as an additional payment of six months base salary. These provisions have been included to insure that, if a change in control were to occur, those executives are focused on our business and the interests of our stockholders. In that event, these executives are better able to react neutrally to a potential change in control and not be as influenced by personal concerns.

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

In connection with the foregoing contractual obligations, we recorded a consolidated death benefit payable and corresponding expense of $58,000 and $941,000 in 2007 and 2006 respectively. That amount represents the estimated net present value of the total monthly death benefit payments of $1.2 million that are payable by us to our former chairman’s spouse through June 30, 2014. The difference between the estimated net present value and the total payments will be recorded as interest expense in future periods through June 30, 2014 and included as a component of our benefit expenses. As of December 31, 2007, the total remaining payments due from us are as follows: $135,000 in 2008, $142,000 in 2009, $151,000 in 2010, $159,000 in 2011, $169,000 in 2012, $178,000 in 2013 and $108,000 in 2014. In the event of the death of the former chairman’s spouse before the end of that term, any remaining payments will be paid in a lump sum to her estate. In addition, the employment agreements also require us to provide his spouse with medical insurance and reimbursement of any uninsured medical expenses for which the cost to us was approximately $226 per month in 2007. In addition, Mr. Jerome Dansker’s spouse is entitled to the use of the Company’s car and driver during her lifetime; the aggregate cost of which, is approximately $44,000 per year.

Role of Executive Officers in Compensation Decisions. The Compensation Committee makes recommendations for the compensation paid to the Chief Executive Officer and other named executive officers. The Chairman and Chief Executive Officer annually reviews the performance of all other executive officers and presents his conclusions and recommendations to the Compensation Committee for its consideration and approval. The Compensation Committee has authority to exercise its discretion in modifying any such recommendation to the board.

Changes in Executive Compensation Programs. The discussion above relates to our recent practices, and most particularly those used in the most recent fiscal year. The Compensation Committee continues to evaluate the executive compensation programs of our Parent Company and its subsidiaries. The Committee expects that, with the assistance of a consultant, it will, during the current year, undertake a comprehensive review of its programs and policies, in light of economic conditions affecting the Parent Company and its subsidiaries with a view towards implementing programs that are competitive and effective. In that regard, the Committee will review the general elements of each executive officer’s compensation, with a view towards making adjustments to ensure that it is consistent with our compensation philosophy and fairly reflects individual performance and the overall performance of the Company. Among other things, we are likely to establish more objective criteria for the award of annual and long term incentives. The Compensation committee will review the allocation of responsibility for payment of the Chairman’s compensation between the two principal subsidiaries of the Parent Company, taking into account the relative time and attention dedicated to each subsidiary by the Chairman.

Tax Considerations. It has been the Compensation Committee’s intent that all incentive payments be deductible to the Company, unless such deductibility would undermine our ability to meet our objectives. In that regard, the Committee considers the impact of Section 162(m) of the Code. Section 162(m) does not permit publicly held companies like us to deduct compensation paid to certain executive officers (the Chief Executive Officer and the next four of the most highly compensated officers, each called a covered employee) to the extent that the amount of the compensation payable to the covered employee for the taxable year exceeds $1 million. Compensation payable under a performance-based compensation plan that is approved by stockholders at least once every five years will not be subject to this deduction limitation, so long as the plan complies with the other requirements of Section 162(m). Currently, we believe that all of the compensation paid to our executive officers qualifies for a federal tax deduction in computing our taxable income.

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

Compensation Committee: Wesley T. Wood (Chairman), Michael A. Callen, Paul R. DeRosa.

EXECUTIVE COMPENSATION SUMMARY TABLE

The following table sets forth information concerning all compensation awarded to, earned by or paid to our principal executive and financial officers, our three other most highly compensated executive officers, collectively referred to as “named executive officers”, for all services rendered in all capacities to us during each of the past three fiscal years.

Name Principal Position	Year	Salary (3)	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen -sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation (4)	Total
Lowell S. Dansker, (1)	2007	$421,321	----	----	$15,872	----	----	$ 32,125	$ 469,318
Chairman and	2006	$172,299	$122,500	----	----	----	----	$ 34,600	$ 329,399
Chief Executive Officer	2005	$110,693	$183,400	----	----	----	----	$ 30,282	$ 324,375
Stephen A. Helman, (2)	2007	$230,000	$ 10,000	----	$7,629	----	----	$ 2,875	$ 250,504
Vice President and	2006	$200,038	$ 10,000	----	----	----	----	----	$ 210,038
Secretary	2005	----	----	----	----	----	----	$ 7,500	$ 7,500
John H. Hoffmann,	2007	$130,000	$ 7,500	----	$7,680	----	----	$ 4,125	$ 149,305
Vice President and	2006	$115,000	$ 7,500	----	----	----	----	$ 3,975	$ 126,475
Chief Financial Officer	2005	$ 98,480	$ 10,000	----	----	----	----	$ 3,112	$ 111,592

(1)	Mr. Lowell S. Dansker was elected our Chairman and Chief Executive Officer in August 2006 and is our principal executive officer. He previously served as our Vice Chairman.

(2)

Mr. Helman was hired in February 2006 and also serves as an executive officer of Intervest National Bank and Intervest Bancshares Corporation. Mr. Helman, who is also a director, received director fees in 2005.

(3)

This column includes the following items that have been earned from or paid in cash by us and our subsidiaries: base salary, vacation pay, commissions from sales of debentures, expense allowance, and reimbursed uninsured medical expenses.

(4)

Includes director and committee fees that have been earned from or paid in cash by us as follows: Mr. Lowell S. Dansker - $25,375 in 2007, $28,000 in 2006 and $26,250 in 2005; Mr. Stephen A. Helman - none in 2007 and 2006 and $7,500 in 2005; The balance in this column represents matching contributions made to the 401(k) plan.

A summary of the activity of the Company’s executive officers in the Holding Company’s common stock warrants/options and related information for the last three years follows (intrinsic value is presented in thousands):

	Exercise Price Per Warrant/Option	Wtd.-Avg.
Class A Common Stock Warrants/Options:	$17.10	Exercise Price
Outstanding at December 31, 2004 and 2005	-
Warrants exercised in 2006	-
Outstanding at December 31, 2006	-	-
Options granted in 2007 to directors	28,800	$17.10
Options granted in 2007 to employees	26,280	$17.10
Outstanding at December 31, 2007 (1)	55,080	$17.10
Intrinsic value (2)	$17

(1) The options expire on December 13, 2017 and vest as follows: one third (18,360) vested on the grant date and are exercisable, one third vest and become exercisable on December 13, 2008 and one third vest and become exercisable on December 13, 2009.

(2) Intrinsic value is calculated using the closing stock price of $17.22 of the Class A common stock on December 31, 2007 in excess of the exercise price multiplied by the number of options or warrants outstanding.

The estimated fair value of stock options vested in 2007 was $98,000 million, which was recorded as compensation expense and a corresponding increase to paid in capital. As of December 31, 2007, there was $196,000 million of unrecognized compensation cost related to stock options granted in 2007 under the Plan, of which approximately one half is expected to be recognized in 2008 and one half in 2009. There were no grants of warrants or options in 2006 or 2005 and no compensation expense was recorded in the consolidated financial statements for 2006 and 2005 in connection with warrants or options.

EMPLOYMENT AGREEMENTS

Our Parent Company, Intervest Bancshares Corporation, has an employment and supplemental benefits agreement with Mr. Lowell S. Dansker, our Chairman and Chief Executive Officer, that expires on June 30, 2014 unless terminated earlier upon thirty days’ prior notice by Mr. Dansker. Intervest Mortgage Corporation pays half of Mr. Dansker’s compensation. Pursuant to the agreement, his annual base salary, at January 1, 2008, is $795,000 (of which $397,500 is paid by Intervest Mortgage Corporation), subject to, at the minimum, annual increases effective July 1st of each year of the term. In addition to his base salary, Mr. Dansker is entitled to receive such bonuses or incentive compensation as may, from time to time, be awarded by our Board of Directors. He is also entitled to participate in our employee benefit programs, to the extent that his position and other qualifications make him eligible to participate, and to five weeks paid vacation.

Mr. Dansker’s employment agreement also entitles him to an expense allowance, currently amounting to $820 per month (of which $410 is paid by Intervest Mortgage Corporation), which increases annually effective July 1st in the same proportion as the increase in his base salary for such year. We have agreed that such amount is a reasonable estimation of the normal, recurring expenses (other than travel expenses) likely to be incurred by Mr. Dansker in performing his duties for us and he is not required to account for such expenses. Mr. Dansker is be entitled to reimbursement of all travel expenses incurred by him in the performance of duties for us or any of our subsidiaries or affiliated entities, including, without limitation, travel in connection with attendance at conventions, trade associations and similar meetings. Mr. Dansker is also entitled to an unlimited use of a car at our expense.

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

The Company has an employment agreement with its Vice President and Secretary, Stephen A. Helman, with a current annual base salary of $237,000. The agreement is renewable from year to year upon mutual written consent. The agreement provides for expense reimbursements, medical and life insurance benefits, bonuses and other benefits as may be approved by the Board of Directors of the Company. The agreement provides for the payment of base salary through December 31, 2008 and an additional payment of up to six months base salary in the event of a termination without cause. The agreement gives the executive the right, during the one year period following any change in control of the Company, to terminate his employment, in which case he is entitled to receive compensation through December 31, 2008, together with an additional payment of up to six months base salary.

The Company also has an employment agreement with its Vice President and Chief Financial Officer, John H. Hoffmann, with a current annual base salary of $134,000. The agreement is renewable from year to year upon mutual written consent. The agreement provides for expense reimbursements, medical and life insurance benefits, bonuses and other benefits as may be approved by the Board of Directors of the Company. The agreement provides for the payment of base salary through December 31, 2008 and an additional payment of up to six months base salary in the event of a termination without cause. The agreement gives the executive the right, during the one year period following any change in control of the Company, to terminate his employment, in which case he is entitled to receive compensation through December 31, 2008, together with an additional payment of up to six months base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Intervest Bancshares Corporation, located at One Rockefeller Plaza, Suite 400, New York, New York, owns 100% of the outstanding stock of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Mr. Wayne F. Holly, who is a director of the Company, also serves as Chairman and President of Sage, Rutty & Co., Inc., which firm has acted as an underwriter or placement agent in connection with the Company’s offerings of debentures conducted during fiscal 2007, 2006 and 2005. The Company paid Sage, Rutty and Co., Inc. fees and commissions of $0 in 2007, $530,000 in 2006 and $925,000 in 2005. The Company believes that the commissions paid to Sage, Rutty & Co., are comparable to those that would be paid to a nonaffiliate for similar services.

Mr. Thomas E. Willett, who is a director of the Company, also is a partner in the law firm of Harris Beach PLLC, which firm has provided legal services to the Company in 2007, 2006 and 2005. Harris Beach PLLC, received fees from the Company of $ 11,000 in 2007, $88,000 in 2006 and $103,000 in 2005.

Intervest Securities Corporation, an affiliate until it was dissolved in October 2006, received commissions and fees aggregating $0 in 2007, $50,000 in 2006 and $115,000 in 2005 in connection with the placement of the Company’s subordinated debentures.

The Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company’s lease expires March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent. Total rent expense amounted to $502,000 in 2007, $469,000 in 2006 and $435,000 in 2005.

The Company has a servicing agreement with Intervest National Bank to provide origination services to the Bank in exchange for a monthly fee that is based on loan origination volumes. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with Intervest National Bank’s underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $4,099,000, $5,299,000 and $5,386,000 for 2007, 2006 and 2005, respectively, in connection with this agreement. Such services are performed by Company personnel and the expenses associated with the performance of such services are borne by the Company. As a result of this agreement, origination services for the entire Company are furnished by the same staff.

Each of the following directors is an “independent director” (as such term is defined in Nasdaq Market Place rule 4200(a)(15), which rule applies to the Company’s Parent Company): Michael A. Callen; Paul R. DeRosa; Lawton Swan III; Thomas E. Willett; David J. Willmott and Wesley T. Wood.

Item 14. Principal Accountant Fees and Services

Audit Fees. Effective November 18, 2005 the Company changed its certifying accountant as disclosed on Reports in Form 8-K dated November 25 and December 2, 2005. Eisner LLP (the former accountant) served as the Company’s accountant until November 18, 2005, at which time Hacker, Johnson & Smith PC., PA (the current accountant) was retained by the Company. Hacker, Johnson & Smith PC., PA is also the independent registered public accounting firm of Intervest Bancshares Corporation, the Company’s Parent Company. The Company’s former accountant did not bill the Company in 2007 or 2006 for the audit of the Company’s annual financial statements. The Company’s former accountant billed a total of $16,832 for the audit of the Company’s annual financial statements for the year ended December 31, 2005, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q filed during 2005. The Company’s current accountant billed a total of $59,000, $62,000 and $30,000 for the audit of the Company’s annual financial statements for the years ended December 31, 2007, 2006 and 2005.

Tax Fees. The Company’s current accountant billed a total of $2,000 for tax compliance services for each of the years ended 2007, 2006 and 2005.

Audit related Fees. The Company’s former accountant did not bill the Company in 2007 or 2006 for the audit of the Company’s annual financial statements. The Company’s former accountant billed a total of $21,774 for audit related services during the year ended December 31, 2005 principally in connection with the review of the Company’s registration statements related to the issuance of subordinated debentures and the delivery of consents related thereto.

The Company’s former accountant did not bill the Company for any services not described above during 2007, 2006 and 2005. The Company’s current accountant did not bill the Company for any services not described above during 2007, 2006 and 2005.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of non-audit services as described above is compatible with maintaining the independence of the Company’s principal accountant. All of the non audit services rendered by the Company’s accountants were approved by the Audit Committee.

Of the time expended by the Company’s principal accountant to audit the Company’s financial statements for the fiscal year ended December 31, 2007, 100% of such time involved work performed by persons who were the principal accountant’s full-time, permanent employees.

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

2.1

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

10.5*	Employment Agreement between the Company and Stephen A. Helman dated as of June 26, 2006, incorporated by reference to the Company’s filing on Form 8-K at June 28, 2006.

10.6*	Employment Agreement between the Company and Stephen A. Helman dated as of January 1, 2007. incorporated by reference to the Company’s filing on Form 10-K at March 12,2007.

10.7*	Employment Agreement between the Company and John H. Hoffmann dated as of January 1, 2007. incorporated by reference to the Company’s filing on Form 10-K at March 12,2007.

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

INTERVEST MORTGAGE CORPORATION
(Registrant)

By:	/s/ Lowell S. Dansker	Date: February 22, 2008
Lowell S. Dansker, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman, President and Treasurer:
(Principal Executive Officer):

By:	/s/ Lowell S. Dansker	Date: February 22, 2008
Lowell S. Dansker

Vice President and Chief Financial Officer:
(Principal Financial Officer):

By:	/s/ John H. Hoffmann	Date: February 22, 2008
John H. Hoffmann

Vice President, Secretary and Director:

By:	/s/ Stephen A. Helman	Date: February 22, 2008
Stephen A. Helman

Directors:

By:	/s/ Michael A. Callen	Date: February 22, 2008
Michael A. Callen

By:	/s/ Paul R. DeRosa	Date: February 22, 2008
Paul R. DeRosa

By:	/s/ Wayne F. Holly	Date: February 22, 2008
Wayne F. Holly

By:	/s/ Lawton Swan, III	Date: February 22, 2008
Lawton Swan, III

By:	/s/ Thomas E. Willett	Date: February 22, 2008
Thomas E. Willett

By:	/s/ David J. Willmott	Date: February 22, 2008
David J. Willmott

By:	/s/ Wesley T. Wood	Date: February 22, 2008
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