Form 10-Q
period 2008-03-31
INTERVEST MORTGAGE CORP
filed 2008-04-29
CIK 835955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Large accelerated filer          Accelerated filer          Non-accelerated filer   X      Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):

Yes        No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:

Common Stock, no par value per share	100 shares outstanding as of April 24, 2008

INTERVEST MORTGAGE CORPORATION

FORM 10-Q

March 31, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Intervest Mortgage Corporation

Condensed Balance Sheets

($ in thousands)	March 31, 2008		December 31, 2007
	(Unaudited	)	(Audited	)
ASSETS
Cash	$9,966		$1,394
Short-term investments	6,605		11,288
Total cash and cash equivalents	16,571		12,682
Mortgage loans receivable (net of allowance for loan losses of $1,299 and $1,295, respectively)	90,960		94,117
Accrued interest receivable	432		300
Loan fees receivable	586		604
Fixed assets, net	36		41
Deferred debenture offering costs, net	2,906		3,134
Other assets	1,189		1,189
Total assets	$112,680		$112,067

LIABILITIES
Mortgage escrow funds payable	$1,388		$992
Subordinated debentures payable	76,250		76,250
Debenture interest payable	3,340		3,145
Other liabilities	941		951
Total liabilities	$81,919		$81,338

STOCKHOLDER’S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)	2,100		2,100
Class B common stock (no par value, 100 shares authorized, none issued)	-		-
Additional paid-in-capital	11,631		11,607
Retained earnings	17,030		17,022
Total stockholder’s equity	30,761		30,729
Total liabilities and stockholder’s equity	$112,680		$112,067

  See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Income

(Unaudited)

($ in thousands)	Three-Months Ended March 31,
	2008	2007

REVENUES
Interest and fee income on mortgages	$1,455	$1,931
Interest income on short-term investments	123	409
Total interest and fee income	1,578	2,340
Servicing agreement income – related party	774	1,152
Gain on early repayment of mortgages	24	70
Other income	7	19
Total revenues	2,383	3,581

EXPENSES
Interest on debentures	1,339	1,437
Amortization of deferred debenture offering costs	228	251
Provision (credit) for loan losses	4	(7)
Salaries and employee benefits	526	491
General and administrative	270	260
Total expenses	2,367	2,432

Income before income taxes	16	1,149
Provision for income taxes	8	531
Net income	$8	$618

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Changes in Stockholder’s Equity

(Unaudited)

($ in thousands)	Three-months Ended March 31,
	2008	2007

CLASS A COMMON STOCK
Balance at beginning and end of period	$2,100	$2,100

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of period	11,607	11,510
Compensation expense related to stock options of parent company stock	24	-
Balance at end of period	11,631	11,510

RETAINED EARNINGS
Balance at beginning of period	17,022	16,132
Net income for the period	8	618
Balance at end of period	17,030	16,750

Total stockholder’s equity at end of period	$30,761	$30,360

    See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Cash Flows

(Unaudited)

($ in thousands)	Three-months Ended March 31,
	2008		2007

OPERATING ACTIVITIES
Net income	$8		$618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5		6
Provision (credit)for loan losses	4		(7)
Amortization of deferred debenture offering costs	228		251
Compensation expense related to stock options of parent company stock	24		-
Amortization of premiums, fees and discounts, net	(108)		(198)
Gain on early repayment of mortgage loans receivable	(24)		(70)
Net increase in mortgage escrow funds payable	396		447
Net increase in debenture interest payable	195		97
Net change in all other assets and liabilities	(91)		158
Net cash provided by operating activities	637		1,302

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable	4,452		7,713
Originations of mortgage loans receivable	(1,200)		(6,450)
Purchases of fixed assets, net		-	(3)
Net cash used in investing activities	3,252		1,260

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs		-	-
Principal repayments of debentures		-	(2,000)
Net cash (used in) financing activities		-	(2,000)

Net increase in cash and cash equivalents	3,889		562

Cash and cash equivalents at beginning of period	12,682		36,649
Cash and cash equivalents at end of period	$16,571		$37,211

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$1,144		$1,339
Income taxes		-	624

  See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 1 - General

The condensed financial statements of Intervest Mortgage Corporation in this report have not been audited except for the information derived from the 2007 audited Financial Statements and notes thereto. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Intervest Mortgage Corporation is hereafter referred to as the “Company”. The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America.

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

Note 2 - Mortgage Loans Receivable

Mortgage loans receivable are summarized as follows:

($ in thousands)	At March 31, 2008		At December 31, 2007
	# of loans	Amount	# of loans	Amount
Residential multifamily mortgage loans	29	$61,874	30	$65,446
Commercial real estate mortgage loans	25	30,081	24	28,959
Land development and other land loans	1	836	2	1,638
Mortgage loans receivable	55	92,791	56	96,043
Deferred loan fees and unamortized discount		(532)		(631)
Mortgage loans receivable, net of fees and discount		92,259		95,412
Allowance for mortgage loan losses		(1,299)		(1,295)
Mortgage loans receivable, net		$90,960		$94,117

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 2 – Mortgage Loans Receivable, Continued

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at March 31, 2008:

($ in thousands)
For the nine-months ending December 31, 2008	$49,562
For the year ending December 31, 2009	24,870
For the year ending December 31, 2010	2,075
For the year ending December 31, 2011	2,364
For the year ending December 31, 2012	4,716
Thereafter	9,204
$92,791

Nonaccrual loans remained at $28,370,000 (31% of the Company’s portfolio) at March 31, 2008, compared to December 31, 2007 and are summarized as follows:

($ in thousands)

Property Type	City	State	At March 31, 2008 Principal Balance	At December 31, 2007 Principal Balance	Notes
Commercial real estate	St. Augustine	Florida	$ 6,034	$ 6,034	(1)
Multifamily real estate	New York	New York	4,387	4,387	(2)
Multifamily real estate	New York	New York	4,119	4,119	(2)
Multifamily real estate	New York	New York	4,178	4,178	(2)
Multifamily real estate	New York	New York	4,445	4,445	(2)
Multifamily real estate	New York	New York	1,249	1,249	(2)
Commercial real estate	Brooklyn	New York	2,299	2,299	(3)
Commercial real estate	Howell	New Jersey	1,659	1,659	(4)
			$ 28,370	$ 28,370

(1) This loan was placed on nonaccrual status in July 2007. The amount represents a participation of $6,034,000 in a $15,087,000 loan made by Intervest National Bank. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings concerning this loan were instituted, but have been stayed by a bankruptcy filing.

(2) Placed on nonaccrual status in August 2007. These five loans (totaling $18,378,000) are to borrowers with common principals. The principals of the borrowers are experiencing legal difficulties in connection with activities alleged by independent third parties to be fraudulent with respect to the purported placing of unauthorized and unrecorded mortgages on these and other properties. On July 30, 2007, independent third parties filed for an involuntary bankruptcy against the borrowers. A trustee has been appointed and has taken control of the properties and the rents. The Trustee advised the Company in February of 2008 that a contract for sale was signed with respect to these properties. However, that sale was never consummated. In April of 2008, the Trustee advised the Company that a new contract of sale has been entered into for these properties.

(3) Placed on nonaccrual status in October, 2006. Foreclosure proceedings concerning this loan were instituted and a foreclosure sale was scheduled, but has been stayed as a result of the borrower filing bankruptcy.

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

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 2 – Mortgage Loans Receivable, Continued

These loans are considered impaired under the criteria of SFAS No.114. The Company’s recorded investment in these loans was $28,441,000 and $28,429,000 at March 31, 2008 and December 31, 2007, respectively. The Company believes that a specific valuation allowance for impaired loans is not required at any time since the Company believes that the estimated fair value of the underlying property exceeds the Company’s recorded investment.

Interest income that was not recorded on the nonaccrual loans under their contractual terms for the quarters ended March 31, 2008 and 2007 were $656,000 and $53,000 respectively. The average balance of nonaccrual (impaired) loans for the quarter ended March 31, 2008 was $28,370,000 compared to $2,299,000 the quarter ended March 31, 2007.

There was one loan past due ninety days and still accruing interest with a balance of $837,000 at March 31, 2008. This loan is in the process of being extended by Intervest National Bank. All monthly payments have been made on a timely basis for this loan. There were no loans ninety days past due and still accruing at December 31, 2007.

Note 3 - Allowance for Mortgage Loan Losses

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

	Three-Months Ended March 31,
($ in thousands)	2008	2007
Balance at beginning of period	$1,295	$262
Provision ( credit ) charged to operations	4	(7)
Balance at end of period	$1,299	$255

The allowance for mortgage loan losses and the total nonaccrual loan balances remained relatively unchanged at March 31, 2008 compared to December 31, 2007. Each individual nonaccrual loan was analyzed by management and it was determined that no specific reserves were needed, based upon the Company’s belief that the underlying collateral of each loan exceeds the recorded investment of the loan.

Note 4 - Deferred Debenture Offering Costs

Deferred debenture offering costs are summarized as follows:

($ in thousands)	At March 31, 2008	At December 31, 2007
Deferred debenture offering costs	$6,025	$6,025
Less accumulated amortization	(3,119)	(2,891)
Deferred debenture offering costs, net	$2,906	$3,134

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 5 - Subordinated Debentures Payable

The following table summarizes debentures payable.

($ in thousands)		At March 31, 2008	At December 31, 2007
Series 01/17/02 – interest at 7 3/4% fixed	- due October 1, 2009	$ 2,250	$ 2,250
Series 08/05/02 – interest at 7 3/4% fixed	- due January 1, 2010	3,000	3,000
Series 01/21/03 – interest at 7 % fixed	- due July 1, 2008	3,000	3,000
Series 01/21/03 – interest at 7 1/4% fixed	- due July 1, 2010	3,000	3,000
Series 07/25/03 – interest at 6 3/4% fixed	- due October 1, 2008	3,000	3,000
Series 07/25/03 – interest at 7 % fixed	- due October 1, 2010	3,000	3,000
Series 11/28/03 – interest at 6 1/2% fixed	- due April 1, 2009	3,500	3,500
Series 11/28/03 – interest at 6 3/4 % fixed	- due April 1, 2011	4,500	4,500
Series 06/07/04 – interest at 6 1/2% fixed	- due January 1, 2010	4,000	4,000
Series 06/07/04 – interest at 6 3/4 % fixed	- due January 1, 2012	5,000	5,000
Series 03/21/05 – interest at 6 1/4 % fixed	- due April 1, 2009	3,000	3,000
Series 03/21/05 – interest at 6 1/2% fixed	- due April 1, 2011	4,500	4,500
Series 03/21/05 – interest at 7 % fixed	- due April 1, 2013	6,500	6,500
Series 08/12/05 – interest at 6 1/4 % fixed	- due October 1, 2009	2,000	2,000
Series 08/12/05 – interest at 6 1/2% fixed	- due October 1, 2011	4,000	4,000
Series 08/12/05 – interest at 7 % fixed	- due October 1, 2013	6,000	6,000
Series 06/12/06 – interest at 6 1/2 % fixed	- due July 1, 2010	2,000	2,000
Series 06/12/06 – interest at 6 3/4 % fixed	- due July 1, 2012	4,000	4,000
Series 06/12/06 – interest at 7 % fixed	- due July 1, 2014	10,000	10,000
		$ 76,250	$ 76,250

-	On April 1, 2008, the Company’s Series 1/17/02 debentures due October 1, 2009 were repaid for $2,250,000 of principal and $90,000 of accrued interest.

-	On April 1, 2008, the Company’s Series 8/5/02 debentures due January 1, 2010 were repaid for $3,000,000 of principal and $353,000 of accrued interest.

-	On April 1, 2008, the Company’s Series 1/21/03 debentures due July 1, 2008 were repaid for $3,000,000 of principal and $53,000 of accrued interest.

Interest is paid quarterly on the Company’s debentures except for the following series, all of which accrue and compound interest quarterly, with such interest due and payable at maturity: $80,000 of Series 1/17/02; $570,000 of Series 8/05/02; $1,340,000 of Series 11/28/03; $1,440,000 of Series 6/7/04; $1,920,000 of Series 3/21/05; $1,820,000 of Series 8/12/05; and $2,280,000 of Series 6/12/06.

The holders of series 1/21/03 through series 8/12/05 debentures can require the Company, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05) provided; however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

The Company’s debentures may be redeemed at its option at any time, in whole or in part. These redemptions would be for face value. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 5 - Subordinated Debentures Payable, Continued

Scheduled contractual maturities of debentures and the related accrued interest as of March 31, 2008 are summarized as follows:

($ in thousands)	Principal	Accrued Interest
For the nine-months ending December 31, 2008	$ 11,250	$ 1,497
For the year ending December 31, 2009	8,500	303
For the year ending December 31, 2010	12,000	246
For the year ending December 31, 2011	13,000	529
For the year ending December 31, 2012	9,000	257
Thereafter	22,500	508
	$ 76,250 (1)	$3,340 (1)

1) As discussed above, $8,250,000 of debentures included on this chart were repaid prior to maturity on April 1, 2008 along with the corresponding interest payable.

Note 6 – Related Party Transactions

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $6,034,000 participation outstanding with Intervest National Bank at both March 31, 2008 and December 31, 2007.

The Company has a servicing agreement with Intervest National Bank whereby the Company provides the Bank with origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $774,000 and $1,152,000 for the quarters ended March 31, 2008 and March 31, 2007, respectively. Servicing agreement income decreased in the first three months of 2008 due to lower level of fees being generated by our affiliate.

The Company reimbursed the Parent Company $125,000 and $120,000 for the rent on the space the Company occupies for the three months ended March 31, 2008 and 2007, respectively. The Company will reimburse the Parent Company for the leased space it shares with affiliates as follows: $329,000 for the remaining nine months of 2008; $439,000 in 2009; $439,000 in 2010; $442,000 in 2011; $460,000 in 2012 and $575,000 thereafter for the remainder of the lease term, through March 2014, for an aggregate amount of $2,684,000. The Parent Company’s lease contains operating escalation clauses related to taxes and operating costs based upon various criteria and is accounted for as an operating lease. The Company will pay its proportional share of any such additional expense. For the year ended December 31, 2007, contractual payments for base rent reimbursed to the Parent Company amounted to $403,000 while the fully escalated payments for base rent and escalation payments amount to $502,000. The lease expires in March 2014.

The Company has a management agreement with the Parent Company, that is renewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning, intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 to the Parent Company for both of the quarters ended March 31, 2008 and 2007, respectively.

The company has Fourteen second mortgages totaling $7,589,000, eleven of which are loans where Intervest National Bank holds the first mortgage, while the Company holds the first mortgage for two of its own second mortgages.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 7 - Recent Accounting Pronouncements

SFAS 141(R) - Business Combinations. SFAS No. 141(R) is effective for the Company’s 2009 financial statements. SFAS 141(R) requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this statement is expected to have no effect on the Company’s financial statements.

SFAS 157 - Fair Value Measurements. On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement had no effect on the Company’s financial statements.

SFAS 159 - Fair Value Accounting. On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The adoption of this statement had no effect on the Company’s financial statements.

SFAS 160 - Noncontrolling Interest in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. SFAS 160 shall be effective for the Company’s 2009 financial statements. The adoption of this statement is not expected to have any effect on the Company’s financial statements.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Intervest Mortgage Corporation

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Intervest Mortgage Corporation

New York, New York:

We have reviewed the accompanying condensed balance sheet of Intervest Mortgage Corporation (the “Company”) as of March 31, 2008, and the related condensed statements of income, changes in stockholder’s equity and cash flows for the three months ended March 31, 2008 and 2007. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2007 and the related statements of income, changes in stockholder’s equity and cash flows for the year then ended (not presented herein), and in our report dated February 22, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith P.A., P.C.
Hacker, Johnson & Smith P.A., P.C.
Tampa, Florida
April 24, 2008

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

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

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the “Parent Company”) owns 100% of the capital stock of the Company. The Company’s chairman and secretary are also officers, and directors of the Parent Company. The Company’s chairman is also a principal shareholder of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Plaza, New York, and six full-service banking offices in Florida, including four in Clearwater, Florida, one in Clearwater Beach, Florida and one in South Pasadena, Florida).

The Company has a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with Intervest National Bank’s underwriting standards; preparing commitment letters; and coordinating the loan closing process. A significant portion of the Company’s income consists of servicing agreement income derived from Intervest National Bank.

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

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

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

For a further discussion of this policy, as well as all of the Company’s significant accounting policies, see note 1 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets at March 31, 2008 increased slightly to $112,680,000, from $112,067,000 at December 31, 2007. The increase is primarily the result of an increase in cash received related to the collection of escrow funds.

Cash and cash equivalents amounted to $16,571,000 at March 31, 2008, compared to $12,682,000 at December 31, 2007. The increase is primarily due to a decrease in mortgage loans receivable of $3,157,000 and the regular collection of mortgage escrow funds.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $90,960,000 at March 31, 2008, compared to $94,117,000 at December 31, 2007. The decrease was due to repayments of mortgage loans exceeding originations of new mortgage loans during the period.

At both March 31, 2008 and December 31, 2007, nonaccrual loans were $28,370,000. See footnote 2 to the financial statements, included in this report, for a more complete discussion concerning nonaccrual loans.

The allowance for loan losses of $1,299,000 was relatively unchanged at March 31, 2008, compared to $1,295,000 at December 31, 2007. Each individual nonaccrual loan was analyzed by management and it was determined that no specific reserves were needed, based upon the Company’s belief that the underlying collateral of each loan exceeds the recorded investment of the loan.

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

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

A more detailed discussion of the factors and estimates used in computing the allowance can be found under the caption “Critical Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Accrued interest receivable was $432,000 at March 31, 2008, compared to $300,000 at December 31, 2007. The increase in accrued interest at March 31, 2008 is primarily due to fact that accrued interest receivable is lower than normal at December 31 of any year due to additional deposits made on December 31 since January 1 is a holiday. Similar deposits for the second quarter were made, as usual, on April 1, 2008, a regular business day.

Loan fees receivable were $586,000 at March 31, 2008, compared to $604,000 at December 31, 2007. This decrease is mostly due to normal amortization of loan fees.

Deferred subordinated debenture offering costs, net of accumulated amortization, decreased to $2,906,000 at March 31, 2008, from $3,134,000 at December 31, 2007. The decrease was due to normal amortization of deferred offering costs during the first three months of 2008.

Other assets were $1,189,000 at both March 31, 2008, and December 31, 2007.

Total liabilities at March 31, 2008 increased to $81,919,000, from $81,338,000 at December 31, 2007, principally due to an increase in escrow funds payable.

Mortgage escrow funds payable increased to $1,388,000 at March 31, 2008, compared to $992,000 at December 31, 2007. This increase is due to the normal escrow collection cycle which results in lower balances at June 30 and Dec 31 of any given year since semi-annual tax payments to the City of New York are made just prior to those two dates. Correspondingly, accrued interest balances increase at March 31 and September 30 in any given year as funds are being collected for previously described these payments. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures outstanding remained unchanged at $76,250,000 at both March 31, 2008 and December 31, 2007. However, $8,250,000 of debentures were repaid prior to maturity on April 1, 2008 as described in note 5 to the financial statements included in this report.

Subordinated debentures interest payable increased to $3,340,000 at March 31, 2008, from $3,145,000 at December 31, 2007, primarily due to the accrual of interest on subordinated debentures outstanding.

Other liabilities were relatively unchanged at $941,000 at March 31, 2008, compared to $951,000 at December 31, 2007.

Comparison of Results of Operations for the Quarters Ended March 31, 2008 and 2007

The Company’s net income decreased by $610,000 to $8,000 in the first quarter of 2008, from $618,000 for the first quarter of 2007. The decrease was primarily due to a decrease of $762,000 in interest and fee income and a decrease of $378,000 in servicing agreement income. These decreases were partially offset by a $523,000 decrease in the provision for income taxes and a $99,000 decrease in interest on debentures.

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

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

($ in thousands)	For the Three-Months Ended March 31,
	2008			2007
	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)
Assets
Mortgage loans receivable (1)	$ 94,513	$1,455	6.19%	$77,856	$1,931	10.06%
Short-term investments	13,492	123	3.67	35,140	409	4.72
Total interest-earning assets	108,005	$1,578	5.88%	112,996	$2,340	8.40%
Noninterest-earning assets	3,634			4,921
Total assets	$111,639			$117,917

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$ 78,712	$1,567	8.01%	$84,505	$1,688	8.10%
Noninterest-bearing liabilities	2,176			3,360
Stockholder’s equity	30,751			30,052
Total liabilities and stockholders’ equity	$111,639			$117,917
Net interest income		$ 11			$652
Net interest-earning assets/margin	$ 29,293		0.04%	$28,491		2.34%
Ratio of total interest-earning assets to total interest-bearing liabilities	1.37x			1.34x
(1)	Mortgage loans receivable include non-performing loans
(2)	Annualized yield/rate

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $11,000 in the first quarter of 2008 compared to $652,000 in the first quarter of 2007. The decrease in net interest income was almost entirely due to a 387 basis point decline in the yield on the Company’s mortgage portfolio which was primarily due to the fact that the Company earned $603,000 less on nonaccrual loans in the first quarter of 2008 compared to the first quarter of 2007 and the fact that new loans have been added to the Company’s portfolio with lower interest rates than maturing loans. Many of the Company’s maturing loans had higher interest rates in 2007 due to the effect of interest rate increases over the two year period which ended in the first half of 2007 compared to a declining rate environment since the fourth quarter of 2007. These declines were partially offset by a $5,793,000 decrease in the average balance of debentures outstanding and a 9 basis point decrease in the average interest rate of the Company’s outstanding debentures.

Servicing agreement income decreased by $378,000 to $774,000 in the first quarter of 2008, from $1,152,000 in the same period of 2007 primarily due to a decrease in loan fees on mortgage loans originated by our affiliate, Intervest National Bank.

Gain on early repayment of mortgages decreased to $24,000 in the quarter ended March 31, 2008 compared to $70,000 in the quarter ended March 31, 2007. Gain on early repayment of mortgages is mostly based on individual loans being paid off earlier than the stated maturity. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and interest in excess of the contract rate in certain cases. The Company had less individual prepayment related gains in the first quarter of 2008 than the first quarter of 2007.

Salaries and employee benefits increased to $526,000 for the three months ended March 31, 2008 compared to $491,000 for the three months ended March 31, 2007. First quarter 2008 salaries included $24,000 of expense related to the issuance of stock options to the Company’s staff. The Company had 16 and 18 full time employees at March 31, 2008 and 2007, respectively.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

The Company recorded a provision for income taxes for the first quarter of 2008 amounting to $8,000, compared to a $531,000 provision in the first quarter of 2007. The decrease in the provision was due to the corresponding decrease in the Company’s pre-tax income. The provision represented approximately 50% and 46% of pretax income for the quarters ending March 31, 2008 and 2007 respectively. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

Company Liquidity and Capital Resources

The Company’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures.

The Company relies on the issuance of its subordinated debentures in registered, best efforts offerings to the public as its primary source of funds to support its loan originations. The Company needs to pay competitive interest rates to sell its debentures and also incurs underwriting commissions and other fees when debentures are sold, which reduce the net proceeds realized. In addition to funds from sales of debentures, as the Bank’s mortgage loan portfolio has grown, service fee income received by the Company from the Bank has comprised a larger percentage of the Company’s earnings and resulting cash inflows. The Bank has a servicing agreement with Intervest Mortgage Corporation that is described in Note 6 “ Related party Transactions” included in this report. The Company received $774,000 in the first quarter of 2008 from the Bank pursuant to the agreement.

The Company, as of March 31, 2008, had $76,250,000 of debentures outstanding with fixed interest rates that range from 6.25% to 7.75% and maturities that range from July 1, 2008 to July 1, 2014. In the first quarter of 2008, Intervest Mortgage Corporation did not issue any new debentures nor repay existing ones. At March 31, 2008, $6,000,000 of debentures and $1,497,000 of accrued interest payable mature by March 31, 2009. On April 1, 2008, The Company repaid from cash on hand $8,250,000 of debentures prior to their stated maturity, including $496,000 of related accrued interest payable.

The Company, as of March 31, 2008, had $16,571,000 in cash and short-term investments, compared to $532,000 of commitments to lend. In addition, $30,177,000 million of its mortgage loans (excluding nonaccrual loans) are scheduled to mature by March 31, 2009, although some portion is expected to be extended or refinanced. As a result, both cash and short-term investments (less $8,746,000 used to repay the debentures on April 1, 2008 as noted above) as well as the proceeds from the repayment of maturing mortgages will be available for investment in new mortgage loans. Competitive market conditions and lower pricing for new loans has also made it more difficult for the Company to identify suitable mortgage investment opportunities. The Company’s loan originations have decreased significantly from its historical levels and amounted to $1,200,000 in the first quarter of 2008. The level of future loan originations will fluctuate with market conditions and is unpredictable.

The Company experienced a significant increase in nonaccrual loans in the third quarter of 2007. As of March 31, 2008, 31% of its mortgage loan portfolio ($28,370,000) was on nonaccrual status, which has adversely affected its net interest income and cash flows derived therefrom, and has placed a greater reliance on cash flows generated from its services provided to the Bank. If this level of nonaccrual loans were to increase or continue for an extended period, the Company’s ability to issue new debentures to the public, originate new loans and meet its debt service and operating cash flow requirements could be adversely affected. In the first quarter of 2008, the Company’s interest income from its accruing loan portfolio slightly exceeded the interest expense from its outstanding debentures by $11,000. As noted above, various debentures were repaid on April 1, 2008 prior to their stated maturities, which will result in approximately $39,000 of incremental net interest income per month going forward. A loss of $117,000 from the early extinguishment was recorded in April 2008, which represents the expensing of remaining related unamortized issuance costs.

The collection of nonaccrual loans is also aggressively being pursued through foreclosure actions. There can be no assurance that additional loan loss provisions, loan chargeoffs or significant expenses will not be incurred with respect

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

to the ultimate collection of the nonaccrual loans, which collection is anticipated to be from the eventual sale of the collateral properties in most cases.

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties other than those discussed above that are expected to have a material impact on future operating results, liquidity or capital resources of each entity. However, there can be no assurances that adverse conditions may not arise in credit markets that would adversely impact the Company’s ability to raise funds (either through attracting deposits, from borrowings or sales of assets) to meet its operations and satisfy its outstanding lending commitments and maturing liabilities.

Off-Balance Sheet Commitments

Commitments to extend credit amounted to $532,000 at March 31, 2008, of which nearly all will either close or expire in 2008. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees to the Company. Since some of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

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

The Company’s one-year interest rate sensitivity gap was a positive $32,457,000, or 29% of total assets at March 31, 2008, which was a decrease from a positive $44,139,000, or 39%, at December 31, 2007.The decline in the positive GAP percentage is mostly due to $5,250,000 of debentures with maturities of over 1 year that were redeemed on April 1, 2008. These debentures, and associated interest payable, are reported in the GAP table as maturing in 0-3 months since notice was given to the debenture holders that such a redemption would take place.

The following table summarizes information relating to the Company’s interest-earning assets and interest-bearing liabilities as of March 31, 2008, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Floating-rate loans (1)	$16,205	$-	$ -	$-	$16,205
Fixed-rate loans (1)	7,069	15,325	16,760	9,062	48,216
Total loans	23,274	15,325	16,760	9,062	64,421
Short-term investments	6,605	-	-	-	6,605
Total rate-sensitive assets	$29,879	$15,325	$ 16,760	$9,062	$71,026

Debentures payable (1)	$8,250	$3,000	$ 38,500	$26,500	$76,250
Accrued interest on debentures	1,497	-	1,269	574	3,340
Total rate-sensitive liabilities	$9,747	$3,000	$ 39,769	$27,074	$79,590

GAP (repricing differences)	$20,132	$12,325	$(23,009)	$(18,012)	$(8,564)
Cumulative GAP	$20,132	$32,457	$(9,448)	$(8,564)	$(8,564)
Cumulative GAP to total assets	17.9%	28.8%	(8.4)%	(7.6)%	(7.6)%

Significant assumptions used in preparing the preceding gap table follow:

(1)	Floating-rate loans that adjust at a specified time are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and subordinated debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis. Non-performing loans and the effect of prepayments are excluded from this analysis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and debenture-issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, sub prime residential mortgages, interest rate hedges, development loans, collateralized debt obligations, collateralized mortgage obligations or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2007, which reflect changes in market prices and rates, can be found in note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

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

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

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

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company’s most recent Form 10-K. There have been no material changes to the Company’s remaining risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, where such factors are discussed on pages 8 through 14.

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

INTERVEST MORTGAGE CORPORATION

Date: April 24, 2008	By:	/s/	Lowell S. Dansker
Lowell S. Dansker, Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/	John H. Hoffmann
John H. Hoffmann, Vice President and Chief Financial Officer (Principal Financial Officer)