Form 10-Q
period 2008-06-30
INTERVEST MORTGAGE CORP
filed 2008-07-30
CIK 835955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:
Common Stock, no par value per share	100 shares outstanding as of July 25, 2008

INTERVEST MORTGAGE CORPORATION

FORM 10-Q

June 30, 2008

Private Securities Litigation Reform Act Safe Harbor Statement

Intervest Mortgage Corporation (The Company) is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The company’s risk factors are disclosed in the “Risk Factor” section of the Company’s annual report on Form 10-K for the year ended December 31, 2007, where such factors are discussed on pages ten through sixteen.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Intervest Mortgage Corporation

Condensed Balance Sheets

($ in thousands)	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash	$1,090	$1,394
Short-term investments	12,911	11,288

Total cash and cash equivalents	14,001	12,682
Mortgage loans receivable (net of allowance for loan losses of $1,398 and $1,295, respectively)	85,023	94,117
Accrued interest receivable	394	300
Loan fees receivable	548	604
Fixed assets, net	30	41
Deferred debenture offering costs, net	2,588	3,134
Other assets	1,216	1,189

Total assets	$103,800	$112,067

LIABILITIES
Mortgage escrow funds payable	$1,089	$992
Subordinated debentures payable	68,000	76,250
Debenture interest payable	3,023	3,145
Other liabilities	943	951

Total liabilities	$73,055	$81,338

STOCKHOLDER’S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)	2,100	2,100
Class B common stock (no par value, 100 shares authorized, none issued)	—	—
Additional paid-in-capital	11,654	11,607
Retained earnings	16,991	17,022

Total stockholder’s equity	30,745	30,729

Total liabilities and stockholder’s equity	$103,800	$112,067

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Operations

(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
REVENUES
Interest and fee income on mortgages	$1,351	$1,827	$2,806	$3,758
Interest income on short-term investments	79	463	202	872

Total interest and fee income	1,430	2,290	3,008	4,630
Servicing agreement income – related party	753	1,065	1,527	2,217
Gain on early repayment of mortgages	96	315	120	385
Other income	6	30	13	49

Total revenues	2,285	3,700	4,668	7,281

EXPENSES
Interest on debentures	1,180	1,429	2,519	2,866
Amortization of deferred debenture offering costs	200	244	428	495
Provision for loan losses	99	31	103	24
Salaries and employee benefits	496	474	1,022	965
General and administrative	383	264	653	524

Total expenses	2,358	2,442	4,725	4,874

(Loss) income before (benefit) income taxes	(73)	1,258	(57)	2,407
(Benefit) provision for income taxes	(34)	576	(26)	1,107

Net (loss) income	$(39)	$682	$(31)	$1,300

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Changes in Stockholder’s Equity

(Unaudited)

	Six-months Ended June 30,
($ in thousands)	2008	2007
CLASS A COMMON STOCK
Balance at beginning and end of period	$2,100	$2,100

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of period	11,607	11,510

Compensation expense related to stock options of parent company stock	47	—

Balance at end of period	11,654	11,510

RETAINED EARNINGS
Balance at beginning of period	17,022	16,132
Net (loss) income for the period	(31)	1,300

Balance at end of period	16,991	17,432

Total stockholder’s equity at end of period	$30,745	$31,042

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Six-months Ended June 30,
($ in thousands)	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(31)	$1,300
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10	12
Provision for loan losses	103	24
Amortization of deferred debenture offering costs	428	495
Compensation expense related to stock options of parent company stock	47	—
Loss on the early extinguishment of debentures	118	—
Amortization of premiums, fees and discounts, net	(198)	(326)
Gain on early repayment of mortgage loans receivable	(120)	(385)
Net increase (decrease) in mortgage escrow funds payable	97	(35)
Decrease in loan fees receivable	56	44
Net (decrease) increase in debenture interest payable	(122)	306
Net change in all other assets and liabilities	2	(441)

Net cash provided by operating activities	390	994

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable	10,379	20,172
Originations of mortgage loans receivable	(1,200)	(24,805)
Purchases of fixed assets, net	—	(3)

Net cash provided by (used in) investing activities	9,179	(4,636)

FINANCING ACTIVITY
Principal repayments of debentures	(8,250)	(2,000)

Net cash used in financing activities	(8,250)	(2,000)

Net increase (decrease) in cash and cash equivalents	1,319	(5,642)
Cash and cash equivalents at beginning of period	12,682	36,649

Cash and cash equivalents at end of period	$14,001	$31,007

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,641	$2,560
Income taxes	—	1,944

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

The Company’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate and the performance of loan origination services for Intervest National Bank (“the Bank”) for which the Company earns fees. Intervest Mortgage Corporation funds its loans through the issuance of subordinated debentures in public offerings. Competitive market conditions and resulting lower pricing for new loans have decreased Intervest Mortgage Corporation’s loan originations significantly from its historical levels. One loan was originated by the Company during the first six months of 2008. Intervest Mortgage Corporation has also experienced a significant increase in nonaccrual loans. At June 30, 2008, 33% of its mortgage loan portfolio ($28,758,000) was on nonaccrual status, which has adversely affected its net interest income and cash flows derived there from, and has placed an even greater reliance on fee income and cash flows generated from The Company’s intercompany services provided to the Bank.

The Company’s lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average remaining life of approximately one year at June 30, 2008.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State. a large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At June 30, 2008, the Company also had loans on properties in Florida, Connecticut, Georgia, Illinois, and New Jersey.

The Company’s revenues consist of interest, dividends and fees earned on its interest-earning assets, which are comprised of mortgage loans and other short-term investments, and noninterest income. The Company’s expenses consist of interest paid on its outstanding debentures, as well as its operating and general expenses.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 1 - General, continued

The Company’s profitability depends primarily on its net interest income, which is the difference between interest income generated from its interest-earning assets and interest expense incurred on its interest-bearing liabilities. Net interest income is dependent upon the interest-rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest-rate spread will generate net interest income. The interest-rate spread is affected by interest rates, and loan demand.

The Company’s profitability is also affected by the level of its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists mostly of loan fees as well as income from loan prepayments. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and or interest in certain cases, in accordance with the prepayment provisions of the mortgage loan. The Company’s income from loan prepayments fluctuates and cannot be predicted. Normally, loan prepayments tend to increase during periods of declining interest rates and tend to decrease during periods of increasing interest rates. However, given the nature and type of mortgage loans the Company originates, including their short average life, the Company may still experience loan prepayments notwithstanding the effects of movements in interest rates. Noninterest expenses consist of the following: salaries and employee benefits, occupancy and equipment, professional fees and services, and other operating and general expenses. The Company’s profitability is also significantly affected by general and local economic conditions, competition, changes in market interest rates, changes in real estate values, government policies and actions of regulatory authorities.

The Company has experienced a significant increase in nonperforming assets since March 2007. As described in more detail elsewhere in this report, total nonperforming assets at June 30, 2008 aggregated to $28,758,000, or 33% of the Company’s total assets. At June 30, 2008, nonperforming assets were comprised of $28,758,000 of nonaccrual loans, or 9 loans, including five loans on properties that have common principals. Although the Company has never originated or acquired subprime loans nor invested in securities collateralized by subprime loans, the subprime loan crisis and resulting impact on the credit markets has affected the Company indirectly through reductions in overall real estate values, reduced home sales and construction, and a weakening of the overall economy, particularly in the State of Florida. The Company has also experienced the effects of misconduct committed by certain of its borrowers, which required the Company to place certain loans that are collateralized by income producing properties on nonaccrual status, in some instances due to involuntary bankruptcy filings filed by third parties against the borrowers. Such filings resulted in the cessation of monthly loan payments to the Company and delay the Company’s ability to move forward with foreclosure or other proceedings to acquire and sell the collateral property. Although the Company has not experienced any loan chargeoffs in connection with its nonaccrual loans to date, it has incurred increased provisions for loan losses, expenses associated with credit collections and protecting its interest in nonperforming assets, and the loss of interest income on such assets, all of which has adversely affected the Company’s results of operations.

The Company expects $18,378,000 (outstanding principal) of nonaccrual loans to be repaid in the third quarter of 2008 through the scheduled sale of various properties by the bankruptcy trustee.

There can be no assurance that the Company will not incur additional loan loss provisions, loan chargeoffs or significant expenses in connection with the ultimate collection of its nonaccrual loans, which collection is anticipated to be through the eventual sale of the collateral property in most cases, or incur significant expenses in carrying and disposing of properties acquired through foreclosure. A prolonged downturn in real estate values and local economic conditions, as well as other factors, could have an adverse impact on the Company’s asset quality and the future level of nonperforming assets, chargeoffs and profitability.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 2 - Mortgage Loans Receivable

Mortgage loans receivable are summarized as follows:

	At June 30, 2008		At December 31, 2007
($ in thousands)	# of loans	Amount	# of loans	Amount
Residential multifamily mortgage loans	25	$56,029	30	$65,446
Commercial real estate mortgage loans	25	30,001	24	28,959
Land development and other land loans	1	834	2	1,638

Mortgage loans receivable	51	86,864	56	96,043
Deferred loan fees and unamortized discount		(443)		(631)

Mortgage loans receivable, net of fees and discount		86,421		95,412
Allowance for mortgage loan losses		(1,398)		(1,295)

Mortgage loans receivable, net		$85,023		$94,117

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at June 30, 2008:

($ in thousands)
For the six-months ending December 31, 2008	$44,757
For the year ending December 31, 2009	24,822
For the year ending December 31, 2010	2,074
For the year ending December 31, 2011	2,324
For the year ending December 31, 2012	3,773
Thereafter	9,114

$86,864

Nonaccrual loans increased to at $28,758,000 (33% of the Company’s portfolio) at June 30, 2008, compared to $28,370,000 at December 31, 2007 and are summarized as follows:

($ in thousands)

Property Type	City	State	At June 30, 2008 Principal Balance	At December 31, 2007 Principal Balance	Notes
Commercial real estate	St. Augustine	Florida	$6,034	$6,034	(1)
Multifamily real estate	New York	New York	4,387	4,387	(2)
Multifamily real estate	New York	New York	4,119	4,119	(2)
Multifamily real estate	New York	New York	4,178	4,178	(2)
Multifamily real estate	New York	New York	4,445	4,445	(2)
Multifamily real estate	New York	New York	1,249	1,249	(2)
Commercial real estate	Brooklyn	New York	2,299	2,299	(3)
Commercial real estate	Howell	New Jersey	1,659	1,659	(4)
Commercial real estate	Staten Island	New York	388	—	(5)

			$28,758	$28,370

(1)	This loan was placed on nonaccrual status in July 2007. The amount represents a participation of $6,034,000 in a $15,087,000 loan made by Intervest National Bank. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings concerning this loan were instituted, but have been stayed by a bankruptcy filing. This loan has a specific valuation allowance under SFAS 114 of $235,000.
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

unrecorded mortgages on these and other properties. On July 30, 2007, independent third parties filed for an involuntary bankruptcy against the borrowers. A trustee has been appointed and has taken control of the properties and the rents. In April of 2008, the Trustee advised the Company that a contract of sale has been entered into for these properties which is scheduled to close in the third quarter of 2008. It is expected that the proceeds of this sale will be sufficient to repay the outstanding principal balance of these loans.

(3)	Placed on nonaccrual status in October, 2006. Foreclosure proceedings concerning this loan were instituted and a foreclosure sale was scheduled, but has been temporarily stayed as a result of the borrower filing bankruptcy.
(4)	Placed on nonaccrual status in December, 2007. Foreclosure proceedings are in process.
(5)	Borrower has requested and the Company has agreed to the deferral of contractual loan payments through November 30, 2008 to give the borrower time to lease vacant space at the property. This loan is a second mortgage to a loan at Intervest National Bank. The borrower continues to make monthly escrow payments on the Bank’s loan.

At June 30, 2008, the Company has one loan with a principal balance of $6,034,000 that has a specific valuation allowance of $235,000 (recorded as part of the overall allowance for loan losses) in accordance with SFAS 114. The Company believes that the estimated fair value of each of the remaining properties that collateralize its nonaccrual loans continues to exceed the Company’s recorded investment in the related nonaccrual loans as of June 30, 2008, and as such, a specific valuation allowance was not maintained on those loans. The estimated loan to value ratios range from 52% to 82% at June 30, 2008.

The $28,758,000 of nonacrual loans are considered impaired under the criteria of SFAS No.114. The Company’s recorded investment in these loans was $28,827,000 and $28,429,000 at June 30, 2008 and December 31, 2007, respectively.

Interest income that was not recorded on the nonaccrual loans under their contractual terms for the quarters and six month ended June 30, 2008 and 2007 were $641,000, $1,297,000, $53,000 and $107,000 respectively. The average balance of nonaccrual (impaired) loans for the quarter and six months ended June 30, 2008 was $28,629,000 and $28,500,000 compared to $2,343,000 and $2,340,000 the quarter and six months ended June 30, 2007.

The Company has two loans more than ninety days past due maturity and still accruing interest with a balance of $3,150,000 at June 30, 2008. One of these loans with a balance of $2,300,000 is thirty days past due on its monthly payment while the other loan, amounting to $850,000, is in the process of being refinanced by Intervest National Bank with all monthly payments having been made on a timely basis. There were no loans ninety days past due and still accruing interest at December 31, 2007.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 3 - Allowance for Mortgage Loan Losses

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
Balance at beginning of period	$1,299	$255	$1,295	$262
Provision charged to operations	99	31	103	24

Balance at end of period	$1,398	$286	$1,398	$286

The allowance for mortgage loan losses increased by $103,000 to $1,398,000 at June 30, 2008 compared to $1,295,000 at December 31, 2007. The increase is primarily due to a lower estimate of value on the collateral of one of the nonaccrual loans resulting in an internal credit rating downgrade and a SFAS 114 specific valuation reserve for that impaired loan. The Company’s other nonaccrual loans were analyzed by management and it was determined that no specific reserves were needed, based upon the Company’s belief that the underlying collateral of each of these loan exceeds the recorded investment of the loan.

Note 4 - Deferred Debenture Offering Costs

Deferred debenture offering costs are summarized as follows:

($ in thousands)	At June 30, 2008	At December 31, 2007
Deferred debenture offering costs	$5,307	$6,025
Less accumulated amortization	(2,719)	(2,891)

Deferred debenture offering costs, net	$2,588	$3,134

Note 5 - Subordinated Debentures Payable

The following table summarizes debentures payable.

($ in thousands)	At June 30, 2008	At December 31, 2007
Series 01/17/02 – interest at 7 3/4% fixed - due October 1, 2009	$—	$2,250
Series 08/05/02 – interest at 7 3/4% fixed - due January 1, 2010	—	3,000
Series 01/21/03 – interest at 7% fixed - due July 1, 2008	—	3,000
Series 01/21/03 – interest at 7 1/4% fixed - due July 1, 2010	3,000	3,000
Series 07/25/03 – interest at 6 3/4% fixed - due October 1, 2008	3,000	3,000
Series 07/25/03 – interest at 7% fixed - due October 1, 2010	3,000	3,000
Series 11/28/03 – interest at 6 1/2% fixed - due April 1, 2009	3,500	3,500
Series 11/28/03 – interest at 6 3/4% fixed - due April 1, 2011	4,500	4,500
Series 06/07/04 – interest at 6 1/2% fixed - due January 1, 2010	4,000	4,000
Series 06/07/04 – interest at 6 3/4% fixed - due January 1, 2012	5,000	5,000
Series 03/21/05 – interest at 6 1/4% fixed - due April 1, 2009	3,000	3,000
Series 03/21/05 – interest at 6 1/2% fixed - due April 1, 2011	4,500	4,500
Series 03/21/05 – interest at 7% fixed - due April 1, 2013	6,500	6,500
Series 08/12/05 – interest at 6 1/4% fixed - due October 1, 2009	2,000	2,000
Series 08/12/05 – interest at 6 1/2% fixed - due October 1, 2011	4,000	4,000
Series 08/12/05 – interest at 7% fixed - due October 1, 2013	6,000	6,000
Series 06/12/06 – interest at 6 1/2% fixed - due July 1, 2010	2,000	2,000
Series 06/12/06 – interest at 6 3/4% fixed - due July 1, 2012	4,000	4,000
Series 06/12/06 – interest at 7% fixed - due July 1, 2014	10,000	10,000

	$68,000	$76,250

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 5 - Subordinated Debentures Payable, Continued

-	On April 1, 2008, the Company’s Series 1/17/02 debentures due October 1, 2009 were repaid for $2,250,000 of principal and $90,000 of accrued interest.

-	On April 1, 2008, the Company’s Series 8/5/02 debentures due January 1, 2010 were repaid for $3,000,000 of principal and $353,000 of accrued interest.

-	On April 1, 2008, the Company’s Series 1/21/03 debentures due July 1, 2008 were repaid for $3,000,000 of principal and $53,000 of accrued interest.

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

Scheduled contractual maturities of debentures and the related accrued interest as of June 30, 2008 are summarized as follows:

($ in thousands)	Principal	Accrued Interest
For the six-months ending December 31, 2008	$3,000	$1,002
For the year ending December 31, 2009	8,500	328
For the year ending December 31, 2010	12,000	268
For the year ending December 31, 2011	13,000	574
For the year ending December 31, 2012	9,000	282
Thereafter	22,500	569

	$68,000	$3,023

The Company has notified holders of Series 7/25/03 debentures due to mature on October 1, 2008 that these debentures will be redeemed on August 1, 2008. At that time, $3,000,000 of principal and $17,000 of interest for the period July 1, 2008 through July 30, 2008 will be paid to the holders of these debentures.

The Company has notified holders of Series 1/23/03 debentures due to mature on July 1, 2010 that these debentures will be redeemed on September 1, 2008. At that time, $3,000,000 of principal and $36,000 of interest for the period July 1, 2008 through August 31, 2008 will be paid to the holders of these debentures. The Company will recognize a loss on early disposition of debentures of $64,000 resulting from the acceleration of unamortized placement costs.

The Company has notified holders of Series 11/28/03 debentures due to mature on April 1, 2009 that these debentures will be redeemed on September 1, 2008. At that time, $3,500,000 of principal, $174,000 of accrued interest and $40,000 of interest for the period July 1, 2008 through august 31, 2008 will be paid to the holders of these debentures. The Company will recognize a loss on early disposition of debentures of $23,000 resulting from the acceleration of unamortized placement costs.

The Company has notified holders of Series 3/21/05 debentures due to mature on April 1, 2009 that these debentures will be redeemed on September 1, 2008. At that time, $3,000,000 of principal, $98,000 of accrued interest and $32,000 of interest for the period July 1, 2008 through August 31, 2008 will be paid to the holders of these debentures. The Company will recognize a loss on early disposition of debentures of $25,000 resulting from the acceleration of unamortized placement costs.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 6 - Related Party Transactions

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $6,034,000 participation outstanding with Intervest National Bank at both June 30, 2008 and December 31, 2007.

The Company has a servicing agreement with Intervest National Bank whereby the Company provides the Bank with loan origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party. The Company earned $753,000 and $1,527,000 for the quarter and six months ended June 30, 2008, and $1,065,000 and $2,217,000 for the quarter and six months ended June 30, 2007 in connection with this servicing agreement respectively. Servicing agreement income decreased in the first six months of 2008 due to lower level of fees being generated by our affiliate as well as a lower level of originations by the Bank.

The Company reimbursed the Parent Company $122,000 and $247,000 for the rent on the space the Company occupies for the three and six months ended June 30, 2008, respectively, and $132,000 and $251,000 for the same periods ended June 30, 2007, respectively. The Company will reimburse the Parent Company for the leased space it shares with affiliates as follows: $219,000 for the remaining six months of 2008; $439,000 in 2009; $439,000 in 2010; $442,000 in 2011; $460,000 in 2012 and $575,000 thereafter for the remainder of the lease term, through March 2014, for an aggregate amount of $2,575,000. The Parent Company’s lease contains operating escalation clauses related to taxes and operating costs based upon various criteria and is accounted for as an operating lease. The Company will pay its proportional share of any such additional expense. For the year ended December 31, 2007, contractual payments for base rent reimbursed to the Parent Company amounted to $403,000 while the payments for base rent and escalation payments amounted to $502,000. The lease expires in March 2014.

The Company has a management agreement with the Parent Company, that is renewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning, intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 and $75,000 to the Parent Company for each of the quarters and six month ended June 30, 2008 and 2007, respectively.

The company has thirteen second mortgages totaling $7,050,000, ten of which are loans where Intervest National Bank holds the first mortgage. The Company holds the first mortgage for two of its own second mortgages.

Note 7 - Recent Accounting Pronouncements

SFAS 141(R) - Business Combinations. SFAS 141(R) is effective for the Company’s 2009 financial statements. SFAS 141(R) requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this statement is expected to have no effect on the Company’s financial statements.

SFAS 157 - Fair Value Measurements. On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement had no effect on the Company’s financial statements.

The following disclosures, which include certain disclosures that are generally not required in interim period financial statements, are included herein as a result of the adoption of SFAS 157.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 7 - Recent Accounting Pronouncements - Continued

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, the Company has no assets or liabilities that are recorded at fair value on a recurring basis, such as securities available for sale. From time to time however, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans and foreclosed real estate. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

In accordance with SFAS 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following describes valuation methodologies used for assets measured at fair value on a non-recurring basis.

Impaired Loans. Nearly all of the Company’s loans are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to recorded investment are made through specific valuation allowances that are recorded as part of the overall allowance for loan losses. Estimates of fair value is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s senior lending officer, the Chairman, related to values of properties in the Company’s market areas. The senior lending officer take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans is classified as Level 3.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 7 - Recent Accounting Pronouncements - Continued

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value at June 30, 2008.

	Net carrying value at June 30, 2008				Total Losses (1)
($ in thousands)	Total	Level 1	Level 2	Level 3	Quarter Ended June 30, 2008	Six-Months Ended June 30, 2008
Impaired loans	$28,758	—	—	$28,758	$235	$235

(1)	Represents a specific valuation allowance (recorded as part of the overall allowance for loan losses) for one nonaccrual loan with a balance of $6,034,000 in accordance with SFAS 114.

SFAS 159 - Fair Value Accounting. On January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The adoption of this statement had no effect on the Company’s financial statements.

SFAS 160 - Noncontrolling Interest in Consolidated Financial Statements. In December 2007, the FASB issued SFAS 160 and it’s effective for the Company’s 2009 financial statements. Its objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. The adoption of this statement is not expected to have any effect on the Company’s financial statements.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. In March 2008, the FASB issued SFAS 161, which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 is effective for the Company in 2009. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into inter rate swaps. Accordingly, the adoption of SFAS 161 is expected to have no impact on its financial statements.

Intervest Mortgage Corporation

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2008, and for the three-month and six-month periods ended June 30, 2008 and 2007 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Intervest Mortgage Corporation

New York, New York:

We have reviewed the accompanying condensed balance sheet of Intervest Mortgage Corporation (the “Company”) as of June 30, 2008, and the related statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007 and the statements of changes in stockholder’s equity and cash flows for the six-months ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
July 25, 2008

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Intervest Mortgage Corporation’s business consists of the origination of first mortgage and junior mortgage loans secured by multifamily and commercial real estate and providing loan origination services to its affiliate, Intervest National Bank. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It currently has no subsidiaries. Intervest Mortgage Corporation is referred to as the “Company”. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

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

The Company’s lending activities consist of multi family and commercial mortgage loans on real estate that usually mature within approximately three years, including multifamily residential apartment buildings, office buildings, commercial properties and vacant land. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. No mortgage loans have been resold to third parties during the past five years.

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

Competitive market conditions and lower pricing for new loans has recently made it much more difficult for the Company to identify suitable mortgage investment opportunities. The Company originated one loan, in the principal amount of $1,200,000, in the first six months of 2008.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets at June 30, 2008 decreased to $103,800,000, from $112,067,000 at December 31, 2007. The decrease is primarily due to the use of cash on hand for the redemption, prior to maturity, of debentures with a principal balance of $8,250,000. The cash was subsequently replenished by the net repayment of mortgage loans.

Cash and cash equivalents amounted to $14,002,000 at June 30, 2008, compared to $12,682,000 at December 31, 2007. The increase is primarily due to a decrease in mortgage loans receivable of $9,094,000 which was mostly offset by the redemption, prior to maturity, of debentures with a principal balance of $8,250,000.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $85,023,000 at June 30, 2008, compared to $94,117,000 at December 31, 2007. The decrease was due to repayments of mortgage loans exceeding originations of new mortgage loans during the period.

Loan originations and repayments for the last eight consecutive quarters are summarized in the following table:

($ in thousands)	Jun 30, 2008	Mar 31, 2008	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006	Sep 30, 2006
Originations:	—	1,200	6,933	16,650	18,355	6,450	5,033	5,400

Principal Repayments:	5,927	4,452	3,252	6,759	12,459	7,714	16,391	11,172

Nonaccrual mortgage loans receivable amounts to $28,758,000 at June 30, 2008 compared to $28,370,000 at December 31, 2007. See footnote 2 to the condensed financial statements, included in this report, for a more complete description of the status of the Company’s nonaccrual loans.

The allowance for loan losses amounted to $1,398,000 at June 30, 2008, compared to $1,295,000 at December 31, 2007. The increase was mostly due to a specific reserve established for one loan. See footnote 3 to the condensed financial statements, included in this report, for a more complete discussion concerning the allowance for loan losses.

Whenever the Company experiences payment problems with a loan, an internal review of that loan is performed by the Company’s senior lending officer to re-evaluate the internal credit rating that is assigned to the loan. This credit rating directly affects the computation of the allowance for loan losses. The estimated loss factors that the Company applies to its loans to calculate the allowance for loan losses increase as a loan’s credit rating decreases. Nonaccrual and/or problem loans are normally downgraded based on known facts and circumstances at the time of review, which in turn affects the level of the allowance for loan losses. The review includes the physical inspection of such properties on an annual basis, or more frequently if needed, and the monitoring of impositions and insurance premiums to preserve the Company’s security interest in the properties.

A more detailed discussion of the factors and estimates used in computing the allowance can be found under the caption “Critical Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Accrued interest receivable was $394,000 at June 30, 2008, compared to $300,000 at December 31, 2007. The increase in accrued interest at June 30, 2008 is primarily due to fact that accrued interest receivable is lower than normal at December 31 of any year due to additional deposits made on December 31 since January 1 is a holiday. Similar deposits for the second quarter were made, as usual, on July 1, 2008, a regular business day.

Loan fees receivable were $548,000 at June 30, 2008, compared to $604,000 at December 31, 2007. This decrease is mostly due to the corresponding reduction in mortgage loans receivable.

Deferred subordinated debenture offering costs, net of accumulated amortization, decreased to $2,588,000 at June 30, 2008, from $3,134,000 at December 31, 2007. The decrease was mostly due to normal amortization of deferred offering costs during the first six months of 2008 as well as the accelerated amortization of $118,000 due to the early redemption of debentures described in footnote 5 of the financial statements.

Other assets, which mostly consist of deferred taxes receivable, of $1,215,000 were relatively unchanged at June 30, 2008, compared to $1,189,000 at December 31, 2007.

Total liabilities at June 30, 2008 decreased to $73,055,000, from $81,338,000 at December 31, 2007, principally due to $8,250,000 of debentures that were repaid prior to maturity on April 1, 2008 as described in note 5 to the condensed financial statements included in this report.

Mortgage escrow funds payable increased to $1,089,000 at June 30, 2008, compared to $992,000 at December 31, 2007. This increase is due mostly to two loans with insurance payments due in the second quarter of 2008 that could not be addressed until July. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures outstanding decreased to $68,000,000 at June 30, 2008 compared to $76,250,000 at December 31, 2007. This decrease was due to $8,250,000 of debentures that were repaid prior to maturity on April 1, 2008 as described in note 5 to the condensed financial statements included in this report.

Subordinated debentures interest payable decreased to $3,023,000 at June 30, 2008, from $3,145,000 at December 31, 2007, primarily due to the above mentioned repayment of debentures which was partially offset by the regular accrual of interest on subordinated debentures outstanding.

Other liabilities, which mostly consist of an accrued death benefit relating to deferred payments due to the spouse of the Company’s former Chairman as well as other accrued expenses, were relatively unchanged at $943,000 at June 30, 2008, compared to $951,000 at December 31, 2007.

Comparison of Results of Operations for the Quarters Ended June 30, 2008 and 2007

The Company’s net income decreased by $721,000 to a $39,000 loss in the second quarter of 2008, from income of $682,000 in the second quarter of 2007. The decrease was primarily due to: a decrease of $860,000 in interest and fee income, a decrease of $312,000 in servicing agreement income, a decrease of $219,000 in gain on early repayment of mortgages, an increase in general and administrative expense of $119,000 and a $68,000 increase in the provision for loan losses. These decreases were partially offset by a $610,000 decrease in the provision for income taxes and a $249,000 decrease in interest on debentures.

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

	For the Three-Months Ended June 30,
	2008			2007
($ in thousands)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)
Assets
Mortgage loans receivable (1)	$88,524	$1,351	6.14%	$77,424	$1,827	9.46%
Short-term investments	11,913	79	2.65	36,182	463	5.13

Total interest-earning assets	100,437	$1,430	5.73%	113,606	$2,290	8.08%

Noninterest-earning assets	3,012			4,401

Total assets	$103,449			$118,007

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$70,249	$1,380	7.9%	$83,994	$1,673	7.99%
Noninterest-bearing liabilities	2,413			3,214
Stockholder’s equity	30,787			30,799

Total liabilities and stockholders’ equity	$103,449			$118,007

Net interest income		$50			$617

Net interest-earning assets/margin	$30,188		0.20%	$29,612		2.18%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.43x			1.35x

(1)	Mortgage loans receivable include non-performing loans
(2)	Annualized yield/rate

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $50,000 in the second quarter of 2008 compared to $617,000 in the second quarter of 2007. The decrease in net interest income was almost entirely due to a 332 basis point decline in the yield on the Company’s mortgage portfolio which was primarily due to the fact that the Company earned $587,000 less on nonaccrual loans in the second quarter of 2008 compared to the second quarter of 2007. Also contributing to the lower yield in the second quarter was the fact that the new loans added to the Company’s portfolio have been added with yields of approximately 145 basis point lower than maturing loans. Many of the Company’s maturing loans had higher interest rates in 2007 due to the effect of interest rate increases during prior years compared to a declining rate environment since the fourth quarter of 2007. Finally, net interest declined due to a 248 basis point decline in the yield on shot-term investments consistent with the overall decrease in yields in the market since last year. These declines were partially offset by the effect of a $13,745,000 decrease in the average balance of debentures outstanding and a 9 basis point decrease in the average interest rate of the Company’s outstanding debentures.

Servicing agreement income decreased by $312,000 to $753,000 in the second quarter of 2008, from $1,065,000 in the same period of 2007 primarily due to a decrease in loan fees on mortgage loans originated by our affiliate, Intervest National Bank as well a lower volume of originations by the Bank.

Gain on early repayment of mortgages decreased to $96,000 in the quarter ended June 30, 2008 compared to $315,000 in the quarter ended June 30, 2007. Gain on early repayment of mortgages is mostly based on individual loans being paid off earlier than the stated maturity. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and interest in excess of the contract rate in certain cases. The Company had less individual prepayment related gains in the second quarter of 2008 than the second quarter of 2007.

The provision for loan losses increased to $99,000 for the three months ended June 30, 2008 compared to $31,000 for the three months ended June 30, 2007. The increase is due to a lower estimate of value on the collateral of one of the nonaccrual loans resulting in an internal credit rating downgrade and a SFAS 114 specific valuation reserve for that impaired loan.

Salaries and employee benefits increased to $496,000 for the three months ended June 30, 2008 compared to $474,000 for the three months ended June 30, 2007. Second quarter 2008 salaries included $24,000 of expense related to the issuance of stock options to the Company’s staff. The Company had 16 and 18 full time employees at June 30, 2008 and 2007, respectively.

General and administrative expenses increased to $383,000 in the quarter ending June 30,2008, compared to $264,000 in the same quarter in 2007, primarily due to a $118,000 loss on early repayment of debentures. During the second quarter of 2008, certain higher interest debenture issues were retired which resulted in a loss in the second quarter of 2008 but will result in lower interest expense for the next several quarters.

The Company recorded a credit for income taxes for the second quarter of 2008 amounting to $34,000, compared to a $576,000 provision in the second quarter of 2007. The decrease in the provision was due to the corresponding decrease in the Company’s pre-tax income. The provision represented approximately 46% and 46% of pretax loss or income for the quarters ending June 30, 2008 and 2007 respectively. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

Comparison of Results of Operations for the Six-Months Ended June 30, 2008 and 2007

The Company’s net income decreased by $1,331,000 to a loss of $31,000 in the first six-months of 2008, from $1,300,000 for the first six-months of 2007. The decrease was primarily due to: a $1,622,000 decrease in interest and fee income, a $690,000 decrease in servicing agreement income, a $265,000 decrease in gain on early repayment of mortgages, a $129,000 increase in general and administrative expense and a $79,000 increase in provision for loan losses. These decreases were partially offset by a $347,000 decrease in debenture interest expense and a $1,133,000 decrease in income tax expense.

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

	For the Six-Months Ended June 30,
	2008			2007
($ in thousands)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)
Assets
Mortgage loans receivable (1)	$91,518	$2,806	6.17%	$77,639	$3,758	9.76%
Short-term investments	12,703	202	3.19	35,664	872	4.93

Total interest-earning assets	104,221	$3,008	5.80%	113,303	$4,630	8.24%

Noninterest-earning assets	3,323			4,659

Total assets	$107,544			$117,962

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$74,481	$2,947	7.96%	$84,248	$3,361	8.05%
Noninterest-bearing liabilities	2,294			3,287
Stockholder’s equity	30,769			30,427

Total liabilities and stockholders’ equity	$107,544			$117,962

Net interest income		$61			$1,269

Net interest-earning assets/margin	$29,740		0.12%	$29,055		2.26%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.40x			1.35x

(1)	Mortgage loans receivable include non-performing loans
(2)	Annualized yield/rate

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $61,000 in the first six-months of 2008, compared to $1,269,000 in the first six-months of 2007. The decrease in net interest income was due to a lower net interest margin. The decrease in the margin to 0.12% in the first six-months of 2008, from 2.26% in the first six-months of 2007 was primarily due to the fact that the Company earned $952,000 less on nonaccrual loans in the first six months of 2008 compared to the first six months of 2007. The lower margin in the first six months of 2008 was also due to a 174 basis point decline in the yield on short-term investments consistent with the overall decrease in yields in the market since 2007 and the fact that the new loans that have been added to the Company’s portfolio have been added with yields of approximately 156 basis point lower than maturing loans. Many of the Company’s maturing loans had higher interest rates in 2007 due to the effect of interest rate increases during prior years compared to a declining rate environment since the fourth quarter of 2007. These declines were partially offset by the effect of a $9,767,000 decrease in the average balance of debentures outstanding and a 9 basis point decrease in the average interest rate of the Company’s outstanding debentures.

Servicing agreement income decreased $690,000 to $1,527,000 in the first six-months of 2008, from $2,217,000 in the same period of 2007, due to lower level of fees being generated by our affiliate, Intervest National Bank as well as a lower lever of originations by the Bank.

Gain on early repayment of mortgages decreased by $265,000 to $120,000 in the first six-months of 2008, from $385,000 in the same period of 2007. Gain on early repayment of mortgages is based on individual loans paying off earlier than the stated maturity. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and interest in excess of the contract rate in certain cases. The Company had less individual prepayment related gains in the first six months of 2008 than the same period of 2007.

The provision for loan losses increased to $103,000 for the six months ended June 30, 2008 compared to $24,000 for the six months ended June 30, 2007. The increase is due to a lower estimate of value on the collateral of one of the nonaccrual loans resulting in an internal credit rating downgrade and a SFAS 114 specific valuation reserve for that impaired loan.

Salaries and employee benefits increased to $1,022,000 in the first six months ending Dec 30, 2008 from $965,000 in the first six-months of 2007, an increase of $57,000. Salaries for the first six months of 2008 included $47,000 of expense related to the issuance of stock options to the Company’s staff. The Company had 16 and 18 full time employees at June 30, 2008 and 2007, respectively.

The Company recorded a tax benefit of $26,000 for the first six-months of 2008, compared to a tax provision of $1,107,000 in the first six-months of 2007. The decrease in the provision was due to the corresponding decrease in the Company’s pre-tax income. The provision represented approximately 45% and 46% of pretax loss/income for the six months ending June 30, 2008 and 2007 respectively. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

Company Liquidity and Capital Resources

The Company’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures.

The Company relies on the issuance of its subordinated debentures in registered, best efforts offerings to the public as its primary source of funds to support its loan originations. The Company needs to pay competitive interest rates to sell its debentures and also incurs underwriting commissions and other fees when debentures are sold, which reduce the net proceeds realized. In addition to funds from sales of debentures, as the Bank’s mortgage loan portfolio has grown, service fee income received by the Company from the Bank has comprised a larger percentage of the Company’s earnings and resulting cash inflows. The Bank has a servicing agreement with Intervest Mortgage Corporation that is described in Note 6 “ Related party Transactions” included in this report. The Company received $1,527,000 in the first six months of 2008 from the Bank pursuant to the agreement.

The Company, as of June 30, 2008, had $68,000,000 of debentures outstanding with fixed interest rates that range from 6.25% to 7.25% and maturities that range from October 1, 2008 to July 1, 2014. In the first six months of 2008 Intervest Mortgage Corporation did not issue any new debentures. On April 1, 2008, The Company repaid from cash on hand $8,250,000 of debentures prior to their stated maturity, as well as $496,000 of related accrued interest payable. At June 30, 2008, $9,500,000 of debentures and $1,274,000 of accrued interest payable mature by June 30, 2009. All of these debentures will be repaid in the third quarter of 2008 from cash on hand and funds received from loan repayments.

The Company, as of June 30, 2008, had $14,002,000 in cash and short-term investments, compared to $532,000 of commitments to lend. In addition, $32,181,000 million of its mortgage loans (excluding $27,099,000 of nonaccrual loans) are scheduled to mature by June 30, 2009, although some portion is expected to be extended or refinanced. As a result, both cash and short-term investments (less $13,827,000 to be used to repay the debentures in the third quarter of 2008 as described in footnote 5 in this report) as well as the proceeds from the repayment of maturing mortgages will be available for investment in new mortgage loans. Competitive market conditions and lower pricing for new loans has made it more difficult for the Company to identify suitable mortgage investment opportunities. The Company’s loan originations have decreased significantly from its historical levels and amounted to $1,200,000 in the first six months of 2008. The level of future loan originations will fluctuate with market conditions and is unpredictable.

The Company continues to have a significant amount of its assets on a nonaccrual basis. As of June 30, 2008, 33% of its mortgage loan portfolio ($28,758,000) was on nonaccrual status. The nonaccrual loans have adversely affected the Company’s net interest income and cash flows derived therefrom, and have placed a greater reliance on cash flows generated from its origination services provided to the Bank. If this level of nonaccrual loans were to increase or continue for an extended period, the Company’s ability to issue new debentures to the public, originate new loans and meet its debt service and operating cash flow requirements could be adversely affected. In the first six months of 2008, the Company’s interest income from its accruing loan portfolio and other short term investments exceeded the interest expense from its outstanding debentures by $61,000. As noted above, various debentures were repaid on April 1, 2008 prior to their stated maturities, which resulted in approximately $39,000 of incremental net interest income per month. A loss of $118,000 from the early extinguishment was recorded in April 2008, which represents the expensing of remaining related unamortized issuance costs. Additionally, as discussed in note 5 to the financial statements, various debentures are scheduled to be repaid in the third quarter of 2008 prior to their stated maturities. These repayments will also result in approximately $39,000 of incremental interest income per month commencing in September of 2008. A loss of $113,000 is expected to be recorded in the third quarter of 2008 relating to the early extinguishment of debentures in the third quarter resulting from the acceleration of unamortized placement costs.

The collection of nonaccrual loans is also aggressively being pursued through foreclosure actions. There can be no assurance that additional loan loss provisions, loan chargeoffs or significant expenses will not be incurred with respect to the ultimate collection of the nonaccrual loans, which collection is anticipated to be from the eventual sale of the collateral properties in most cases.

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties other than those discussed above that are expected to have a material impact on future operating results, liquidity or capital resources of each entity. However, there can be no assurances that adverse conditions may not arise in credit markets that would adversely impact the Company’s ability to raise funds through borrowings to meet its operations and satisfy its outstanding lending commitments and maturing liabilities.

Off-Balance Sheet Commitments

Commitments to extend credit amounted to $532,000 at June 30, 2008, of which nearly all will either close or expire in 2008. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees to the Company. Since some of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The Company’s one-year interest rate sensitivity gap was a positive $36,958,000, or 36% of total assets at June 30, 2008, which was a decrease from a positive $44,139,000, or 39%, at December 31, 2007.The decline in the positive GAP percentage is mostly due to $3,000,000 of debentures with maturities of over 1 year that are scheduled to be redeemed on September 1, 2008. These debentures, and associated interest payable, are reported in the GAP table as maturing in 0-3 months since notice has been given to the debenture holders that such a redemption would take place.

The following table summarizes information relating to the Company’s interest-earning assets and interest-bearing liabilities as of June 30, 2008, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Floating-rate loans (1)	$15,658	$—	$—	$—	$15,658
Fixed-rate loans (1)	12,654	9,508	12,186	8,099	42,447

Total loans	28,312	9,508	12,186	8,099	58,105
Short-term investments	12,912	—	—	—	12,912

Total rate-sensitive assets	$41,224	$9,508	$12,186	$8,099	$71,017

Debentures payable (1)	$12,500	$—	$29,000	$26,500	$68,000
Accrued interest on debentures	1,274	—	1,104	645	3,023

Total rate-sensitive liabilities	$13,774	$—	$30,104	$27,145	$71,023

GAP (repricing differences)	$27,450	$9,508	$(17,918)	$(19,046)	$(6)

Cumulative GAP	$27,450	$36,958	$19,040	$(6)	$(6)

Cumulative GAP to total assets	26.45%	35.61%	18.34%	(0.006)%	(0.006)%

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

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and debenture-issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, sub prime residential mortgages, interest rate hedges, development loans, collateralized debt obligations, collateralized mortgage obligations or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2007, which reflect changes in market prices and rates, can be found in note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital. For a further discussion, see the section “Asset and Liability Management.”

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

The Company’s business is affected by a number of factors, including but not limited to the impact of: interest rates; loan demand; loan concentrations; loan prepayments; dependence on brokers and other sources for new loan referrals, ability to raise funds for investment; competition; general or local economic conditions; credit risk and the related adequacy of the allowance for loan losses; terrorist acts; natural disasters; armed conflicts; environmental liabilities; regulatory supervision and regulation and costs thereof and dependence on a limited number of key personnel.

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company’s most recent Form 10-K. There have been no material changes to the Company’s remaining risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, where such factors are discussed on pages 8 through 14.

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

INTERVEST MORTGAGE CORPORATION

Date: July 25, 2008	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John H. Hoffmann
John H. Hoffmann, Vice President and Chief Financial Officer (Principal Financial Officer)