Form 10-Q
period 2008-09-30
INTERVEST MORTGAGE CORP
filed 2008-10-29
CIK 835955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:
Common Stock, no par value per share	100 shares outstanding as of October 24 ,2008

INTERVEST MORTGAGE CORPORATION

FORM 10-Q

September 30, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Intervest Mortgage Corporation

Condensed Balance Sheets

($ in thousands)	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash	$877	$1,394
Short-term investments	31,113	11,288

Total cash and cash equivalents	31,990	12,682
Mortgage loans receivable (net of allowance for loan losses of $988 and $1,295, respectively)	54,175	94,117
Accrued interest receivable	307	300
Loan fees receivable	247	604
Fixed assets, net	26	41
Foreclosed Real Estate	2,327	—
Deferred debenture offering costs, net	2,280	3,134
Other assets	945	1,189

Total assets	$92,297	$112,067

LIABILITIES
Mortgage escrow funds payable	$862	$992
Subordinated debentures payable	55,500	76,250
Debenture interest payable	2,720	3,145
Other liabilities	1,474	951

Total liabilities	$60,556	$81,338

STOCKHOLDER’S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)	2,100	2,100
Class B common stock (no par value, 100 shares authorized, none issued)	—	—
Additional paid-in-capital	11,678	11,607
Retained earnings	17,963	17,022

Total stockholder’s equity	31,741	30,729

Total liabilities and stockholder’s equity	$92,297	$112,067

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Operations

(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2008	2007	2008	2007
REVENUES
Interest and fee income on mortgages	$2,275	$1,101	5,081	$4,859
Interest income on short-term investments	150	319	352	1,191

Total interest and fee income	2,425	1,420	5,433	6,050
Servicing agreement income – related party	609	931	2,136	3,148
Gain on early repayment of mortgages	639	71	759	456
Other income	83	33	96	82

Total revenues	3,756	2,455	8,424	9,736

EXPENSES
Interest on debentures	1,096	1,366	3,615	4,232
Amortization of deferred debenture offering costs	183	237	611	732
(Credit) provision for loan losses	(410)	919	(307)	943
Salaries and employee benefits	512	490	1,534	1,455
General and administrative	574	276	1,227	800

Total expenses	1,955	3,288	6,680	8,162

Income (loss) before income taxes (benefit)	1801	(833)	1,744	1,574
Provision (benefit) for income taxes	829	(382)	803	725

Net income (loss)	$972	$(451)	$941	$849

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Changes in Stockholder’s Equity

(Unaudited)

	Nine-months Ended September 30,
($ in thousands)	2008	2007
CLASS A COMMON STOCK

Balance at beginning and end of period	$2,100	$2,100

ADDITIONAL PAID-IN-CAPITAL

Balance at beginning of period	11,607	11,510

Compensation expense related to stock options of parent company stock	71	—

Balance at end of period	11,678	11,510

RETAINED EARNINGS
Balance at beginning of period	17,022	16,132
Net income for the period	941	849

Balance at end of period	17,963	16,981

Total stockholder’s equity at end of period	$31,741	$30,591

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Nine-months Ended September 30,
($ in thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$941	$849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15	16
(Credit) provision for loan losses	(307)	943
Amortization of deferred debenture offering costs	611	732
Compensation expense related to stock options of parent company stock	71	—
Loss on the early extinguishment of debentures	243	—
Amortization of premiums, fees and discounts, net	(256)	(445)
Gain on early repayment of mortgage loans receivable	(759)	(456)
Net (decrease) increase in mortgage escrow funds payable	(130)	91
Decrease in loan fees receivable	357	—
Net (decrease) increase in debenture interest payable	(425)	79
Net change in all other assets and liabilities	1,311	(437)

Net cash provided by operating activities	1,672	1,372

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable	39,586	26,931
Originations of mortgage loans receivable	(1,200)	(41,455)
Purchases of fixed assets, net	—	(3)

Net cash provided by (used in) investing activities	38,386	(14,527)

FINANCING ACTIVITY
Principal repayments of debentures	(20,750)	(7,500)

Net cash used in financing activities	(20,750)	(7,500)

Net increase (decrease) in cash and cash equivalents	19,308	(20,655)

Cash and cash equivalents at beginning of period	12,682	36,649

Cash and cash equivalents at end of period	$31,990	$15,994

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$4,040	$4,153
Income taxes	—	2,083
Loans transferred to foreclosed real estate	2,327	—

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 1 – General

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

The Company’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures. Competitive market conditions and lower pricing for new loans in the last two years have had the effect of decreasing the Company’s loan originations significantly from historical levels. The Company has originated only one new loan in the first nine months of the current year. As a result, the Company has been applying the proceeds from loan repayments to redeem outstanding debentures, in many cases prior to their contractual maturity. An additional $15.500.000 principal amount of debentures have been called for redemption on November 1, 2008.

As is indicated elsewhere in this report, the Company has traditionally provided loan origination services to Intervest National Bank, its affiliate, and it has received fee income in connection with those services. In light of the significant reduction in loan originations by the Company in recent years, effective as of January 1, 2009, the employees of the Company will become employees of Intervest National Bank and will continue to provide loan origination services consistent with past practice. The ongoing requirements of the Company, including any origination services that it may require, will be performed by the same personnel and the Company will reimburse Intervest National Bank for the cost of such services on a monthly basis.

To the extent that current market conditions continue to exist, it is likely that the level of loan originations will continue to be relatively modest and the Company will likely continue to apply the proceeds received from maturing loans to the repayment of outstanding debentures. Even if loan originations do not return to historical levels, the Company has sources of funds sufficient to satisfy its maturing liabilities. The Company will continue to closely monitor market trends to determine if additional loan originations or other real estate activities, consistent with the Company’s overall goals and objectives, are appropriate for pursuit.

In the normal course, the Company’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate and the performance of loan origination services for Intervest National Bank (“the Bank”) for which the Company earns fees. Intervest Mortgage Corporation funds its loans through the issuance of subordinated debentures in public offerings. At September 30, 2008, 15% of its mortgage loan portfolio ($8,081,000) was on nonaccrual status, which has adversely affected its net interest income and cash flows

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 1 – General, continued

derived there from, and has placed an even greater reliance on fee income and cash flows generated from the Company’s intercompany services provided to the Bank.

The Company’s lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average remaining life of approximately 1.5 years at September 30, 2008.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At September 30, 2008, the Company also had loans on properties in Florida, Connecticut, Georgia, Illinois, and New Jersey.

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

The Company has experienced a significant increase in nonperforming assets since March 2007. As described in more detail elsewhere in this report, total nonperforming assets at September 30, 2008 aggregated to $10,408,000, or 11% of the Company’s total assets. At September 30, 2008, nonperforming loans amounted to $8,081,000, or three loans and foreclosed real estate amounted to $2,327,000, or one property. Although the Company has never originated or acquired subprime loans nor invested in securities collateralized by subprime loans, the subprime loan crisis and resulting impact on the credit markets has affected the Company indirectly through reductions in overall real estate

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 1 – General, continued

values, reduced home sales and construction, and a weakening of the overall economy, particularly in the State of Florida. The Company has also experienced the effects of misconduct. committed by certain of its borrowers, which required the Company to place certain loans that are collateralized by income producing properties on nonaccrual status, in some instances due to involuntary bankruptcy filings filed by third parties against the borrowers. Such filings resulted in the cessation of monthly loan payments to the Company and delay the Company’s ability to move forward with foreclosure or other proceedings to acquire and sell the collateral property. Although the Company has not experienced any loan chargeoffs in connection with its nonaccrual loans to date, it has incurred increased provisions for loan losses, expenses associated with credit collections and protecting its interest in nonperforming assets, and the loss of interest income on such assets, all of which has adversely affected the Company’s results of operations.

The Company received $19,500,000 in satisfaction of five nonaccrual loans with an outstanding principal $18,378,000 during the third quarter of 2008 through the scheduled sale of various collateral properties by the bankruptcy trustee.

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

During the third quarter of 2008, the Company acquired $2,327,000 of foreclosed Real Estate. Real estate properties acquired through, or in lieu of, loan foreclosure will be sold when market conditions permit. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the other expenses in the condensed statements of operations.

Note 2 – Mortgage Loans Receivable

Mortgage loans receivable are summarized as follows:

	At September 30, 2008		At December 31, 2007
($ in thousands)	# of loans	Amount	# of loans	Amount
Residential multifamily mortgage loans	16	$28,316	30	$65,446
Commercial real estate mortgage loans	21	26,210	24	28,959
Land development and other land loans	1	832	2	1,638

Mortgage loans receivable	38	55,358	56	96,043
Deferred loan fees and unamortized discount		(195)		(631)

Mortgage loans receivable, net of fees and discount		55,163		95,412
Allowance for mortgage loan losses		(988)		(1,295)

Mortgage loans receivable, net		$54,175		$94,117

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 2 – Mortgage Loans Receivable, continued

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at September 30, 2008:

($ in thousands)
For the three-months ending December 31, 2008	$20,089
For the year ending December 31, 2009	18,023
For the year ending December 31, 2010	3,561
For the year ending December 31, 2011	2,282
For the year ending December 31, 2012	3,462
Thereafter	7,941

$55,358

Nonaccrual loans decreased to $8,081,000 (14.6% of the Company’s portfolio) at September 30, 2008, compared to $28,370,000 at December 31, 2007 and are summarized as follows:

($ in thousands)

Property Type	City	State	At September 30, 2008 Principal Balance	At December 31, 2007 Principal Balance	Notes
Commercial real estate	St. Augustine	Florida	$6,034	$6,034	(1)
Multifamily real estate	New York	New York	—	4,387	(2)
Multifamily real estate	New York	New York	—	4,119	(2)
Multifamily real estate	New York	New York	—	4,178	(2)
Multifamily real estate	New York	New York	—	4,445	(2)
Multifamily real estate	New York	New York	—	1,249	(2)
Commercial real estate	Brooklyn	New York	—	2,299	(3)
Commercial real estate	Howell	New Jersey	1,659	1,659	(4)
Commercial real estate	Staten Island	New York	388	—	(5)

			$8,081	$28,370

(1)	This loan was placed on nonaccrual status in July 2007. The amount represents a participation of $6,034,000 in a $15,087,000 loan made by Intervest National Bank. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings are in process but remain stayed by a bankruptcy filing. An adversary proceeding has been instituted by the borrower challenging the Bank’s claim and the priority of its lien. The market for this type of property in this geographic region has been volatile, and both the defense of the foreclosure and the current market conditions were taken into account in classifying this loan for purpose of calculating the loan loss reserve.
(2)	Placed on nonaccrual status in August 2007. These five loans (totaling $18,378,000) were to borrowers with common principals. These loans were repaid in September of 2008. All outstanding principal and related balances were repaid along with $1,194,000 of past due interest.
(3)	Placed on nonaccrual status in October, 2006. Foreclosure proceedings concerning this loan were instituted and a foreclosure sale was scheduled, but was temporarily stayed as a result of the borrower filing bankruptcy. In the third quarter of 2008, the stay was lifted and the Company acquired title to the property.
(4)	Placed on nonaccrual status in December, 2007. Foreclosure proceedings are in process.
(5)	Borrower has requested and the Company has agreed to the deferral of contractual loan payments through November 30, 2008 to give the borrower time to lease vacant space at the property. Under the repayment terms the deferred interest will be paid in full to the end of the term by increased amortization commencing December 1, 2008. This loan is a second mortgage to a loan at Intervest National Bank. The borrower continues to make monthly escrow payments on the Bank’s loan.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 2 – Mortgage Loans Receivable, continued

At September 30, 2008, the Company’s nonperforming loans had an SFAS 114 specific valuation allowance of $390,000 (recorded as part of the overall allowance for loan losses) in accordance with SFAS 114. The estimated loan to value ratios, net of the SFAS specific valuation allowance; range from 65% to 98% at September 30, 2008.

The Company had $8,081,000 of nonaccrual loans at September 30, 2008 and $28,370,000 at December 31, 2007 that were considered impaired under the criteria of SFAS No.114. The Company’s recorded investment in these loans was $8,085,000 and $28,429,000 at September 30, 2008 and December 31, 2007, respectively.

Included in interest income is $1,194,000 received in the third quarter relating to the repayment of five nonaccrual loans as discussed above. These funds resulted in the Company recording net interest income of $592,000 on nonaccrual loans in the three months ended September 30, 2008 and interest income that was not recorded on the nonaccrual loans under their contractual terms for the nine months ended September 30, 2008 amounted to $704,000. Interest income that was not recorded on the nonaccrual loans under their contractual terms for the quarters and nine-months ended September 30, 2007 were $707,000, and $814,000 respectively. The average balance of nonaccrual (impaired) loans for the quarter and nine months ended September 30, 2008 was $24,113,000 and $27,037,000 compared $20,585,000 and $8,394,000 the quarter and nine months ended September 30, 2007.

There were no loans past due ninety days and still accruing interest at September 30, 2008 or December 31, 2007.

Note 3 – Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
($ in thousands)	2008	2007	2008	2007
Balance at beginning of period	$1,398	$286	$1,295	$262
(Credit) provision charged to operations	(410)	919	(307)	943

Balance at end of period	$988	$1,205	$988	$1,205

The allowance for loan losses decreased by $307,000 to $988,000 at September 30, 2008 compared to $1,295,000 at December 31, 2007. The decrease primarily related to five loans with a balance of $18,378,000 that had common ownership that became nonaccrual in the third quarter of 2007. The collateral underlying these loans were sold by the bankruptcy trustee in the third quarter of 2008. The provision that was recorded when these loans were classified as nonaccrual in the third quarter of 2007 was reversed when these loans were repaid in the third quarter of 2008.

At September 30, 2008, in accordance with SFAS 114, the allowance for loan losses on nonaccrual loans included a specific valuation allowance in the aggregate amount of $390,000.

Note 4 – Deferred Debenture Offering Costs

Deferred debenture offering costs are summarized as follows:

($ in thousands)	At Sept 30, 2008	At December 31, 2007
Deferred debenture offering costs	$4,434	$6,025
Less accumulated amortization	(2,154)	(2,891)

Deferred debenture offering costs, net	$2,280	$3,134

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 5 – Subordinated Debentures Payable

The following table summarizes debentures payable.

($ in thousands)		At September 30, 2008	At December 31, 2007
Series 01/17/02 – interest at 7 3/4% fixed	- due October 1, 2009	$—	$2,250
Series 08/05/02 – interest at 7 3/4% fixed	- due January 1, 2010	—	3,000
Series 01/21/03 – interest at 7 % fixed	- due July 1, 2008	—	3,000
Series 01/21/03 – interest at 7 1/4% fixed	- due July 1, 2010	—	3,000
Series 07/25/03 – interest at 6 3/4% fixed	- due October 1, 2008	—	3,000
Series 07/25/03 – interest at 7 % fixed	- due October 1, 2010	3,000	3,000
Series 11/28/03 – interest at 6 1/2% fixed	- due April 1, 2009	—	3,500
Series 11/28/03 – interest at 6 3/4 % fixed	- due April 1, 2011	4,500	4,500
Series 06/07/04 – interest at 6 1/2% fixed	- due January 1, 2010	4,000	4,000
Series 06/07/04 – interest at 6 3/4 % fixed	- due January 1, 2012	5,000	5,000
Series 03/21/05 – interest at 6 1/4 % fixed	- due April 1, 2009	—	3,000
Series 03/21/05 – interest at 6 1/2% fixed	- due April 1, 2011	4,500	4,500
Series 03/21/05 – interest at 7 % fixed	- due April 1, 2013	6,500	6,500
Series 08/12/05 – interest at 6 1/4 % fixed	- due October 1, 2009	2,000	2,000
Series 08/12/05 – interest at 6 1/2% fixed	- due October 1, 2011	4,000	4,000
Series 08/12/05 – interest at 7 % fixed	- due October 1, 2013	6,000	6,000
Series 06/12/06 – interest at 6 1/2 % fixed	- due July 1, 2010	2,000	2,000
Series 06/12/06 – interest at 6 3/4 % fixed	- due July 1, 2012	4,000	4,000
Series 06/12/06 – interest at 7 % fixed	- due July 1, 2014	10,000	10,000

		$55,500	$76,250

•	On April 1, 2008, the Company’s Series 1/17/02 debentures, due October 1, 2009, were repaid for $2,250,000 of principal and $90,000 of accrued interest.

•	On April 1, 2008, the Company’s Series 8/5/02 debentures, due January 1, 2010, were repaid for $3,000,000 of principal and $353,000 of accrued interest.

•	On April 1, 2008, the Company’s Series 1/21/03 debentures, due July 1, 2008, were repaid for $3,000,000 of principal and $53,000 of accrued interest.

•	On August 1, 2008, the Company’s Series 7/25/03 debentures, due October 1, 2008, were repaid for $3,000,000 of principal and $17,000 of accrued interest.

•	On September 1, 2008, the Company’s Series 1/21/03 debentures, due July 1, 2010, were repaid for $3,000,000 of principal and $36,000 of accrued interest.

•	On September 1, 2008, the Company’s Series 11/28/03 debentures, due April 1, 2009, were repaid for $3,500,000 of principal and $213,000 of accrued interest.

•	On September 1, 2008, the Company’s Series 3/21/05 debentures, due April 1, 2009, were repaid for $3,000,000 of principal and $130,000 of accrued interest.

Interest is paid quarterly on the Company’s debentures except for the following series, all of which accrue and compound interest quarterly, with such interest due and payable at maturity: $820,000 of Series 11/28/03; $1,440,000 of Series 6/7/04; $1,470,000 of Series 3/21/05; $1,820,000 of Series 8/12/05; and $2,280,000 of Series 6/12/06.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 5 – Subordinated Debentures Payable, Continued

The holders of series 7/25/03 through series 8/12/05 debentures can require the Company, on a first come basis during a specified time, to repurchase the debentures for face amount plus accrued interest once each year (beginning April 1, 2009 for Series 3/21/05 and October 1, 2009 for Series 8/12/05) provided, however, in no calendar year will the Company be required to purchase more than $100,000 in principal amount of each maturity, in each series of debentures, on a non-cumulative basis.

The Company’s debentures may be redeemed at its option at any time, in whole or in part. These redemptions would be for face value. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities of debentures and the related accrued interest as of September 30, 2008 are summarized as follows:

($ in thousands)	Principal	Accrued Interest
For the three-months ending December 31, 2008	$—	$809
For the year ending December 31, 2009	2,000	61
For the year ending December 31, 2010	9,000	290
For the year ending December 31, 2011	13,000	620
For the year ending December 31, 2012	9,000	308
Thereafter	22,500	632

	$55,500	$2,720

The Company has notified holders of Series 7/25/03 debentures due to mature on October 1, 2010 that these debentures will be redeemed on November 1, 2008. At that time, $3,000,000 of principal and $17,500 of interest for the period October 1, 2008 through October 31, 2008 will be paid to the holders of these debentures. The Company will recognize a loss on early disposition of debentures of $75,000 resulting from the acceleration of deferred offering costs.

The Company has notified holders of Series 6/07/04 debentures due to mature on January 1, 2010 that these debentures will be redeemed on November 1, 2008. At that time, $4,000,000 of principal, $237,000 of accrued interest and $23,000 of interest for the period October 1, 2008 through October 31, 2008 will be paid to the holders of these debentures. The Company will recognize a loss on early disposition of debentures of $59,000 resulting from the acceleration of deferred offering costs.

The Company has notified holders of Series 11/28/03 debentures due to mature on April 1, 2011 that these debentures will be redeemed on November 1, 2008. At that time, $4,500,000 of principal, $304,000 of accrued interest and $27,000 of interest for the period October 1, 2008 through October 31, 2008 will be paid to the holders of these debentures. The Company will recognize a loss on early disposition of debentures of $137,000 resulting from the acceleration of deferred offering costs.

The Company has notified holders of Series 8/12/05 debentures due to mature on October 1, 2009 that these debentures will be redeemed on November 1, 2008. At that time, $2,000,000 of principal, $62,000 of accrued interest and $11,000 of interest for the period October 1, 2008 through October 31, 2008 will be paid to the holders of these debentures. The Company will recognize a loss on early disposition of debentures of $21,000 resulting from the acceleration of deferred offering costs.

The Company has notified holders of Series 6/12/06 debentures due to mature on July 1, 2010 that these debentures will be redeemed on November 1, 2008. At that time, $2,000,000 of principal, $53,000 of accrued interest and $11,000 of interest for the period October 1, 2008 through October 31, 2008 will be paid to the holders of these debentures. The Company will recognize a loss on early disposition of debentures of $36,000 resulting from the acceleration of deferred offering costs.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 6 – Related Party Transactions

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $6,034,000 participation outstanding with Intervest National Bank at both September 30, 2008 and December 31, 2007.

The Company has a servicing agreement with Intervest National Bank whereby the Company provides the Bank with loan origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement renews each January 1 unless terminated by either party and as previously discussed in this report, the Company’s employees will become employees of the Bank and the agreement will not be renewed for 2009. Additionally, the ongoing requirements of the Company, including any origination services that it may require, will be performed by the same personnel and the Company will reimburse the Bank for the cost of such services on a monthly basis. The Company earned $609,000 and $2,136,000 for the quarter and nine months ended September 30, 2008, and $931,000 and $3,148,000 for the quarter and nine months ended September 30, 2007 in connection with this servicing agreement respectively. Servicing agreement income decreased in the first nine months of 2008 due to lower level of fees being generated by the Bank and a lower level of originations by the Bank.

The Company reimbursed the Parent Company $133,000 and $380,000 for the rent on the space the Company occupies for the three and nine months ended September 30, 2008, respectively, and $122,000 and $373,000 for the same periods ended September 30, 2007, respectively. The Company will reimburse the Parent Company for the leased space it shares with affiliates as follows: $110,000 for the remaining three months of 2008; $439,000 in 2009; $439,000 in 2010; $442,000 in 2011; $460,000 in 2012 and $575,000 thereafter for the remainder of the lease term, through March 2014, for an aggregate amount of $2,465,000. The Parent Company’s lease contains operating escalation clauses related to taxes and operating costs based upon various criteria and is accounted for as an operating lease. The Company will pay its proportional share of any such additional expense. For the year ended December 31, 2007, contractual payments for base rent reimbursed to the Parent Company amounted to $403,000 while the payments for base rent and escalation payments amounted to $502,000. The lease expires in March 2014.

The Company has a management agreement with the Parent Company, that is renewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning, intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 and $113,000 to the Parent Company for each of the quarters and nine month ended September 30, 2008 and 2007, respectively.

The company has ten second mortgages totaling $5,344,000, eight of which are loans where Intervest National Bank holds the first mortgage. The Company holds the first mortgage for one of its own second mortgages.

Note 7 – Recent Accounting Pronouncements

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

SFAS 157 - Fair Value Measurements. On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 7 – Recent Accounting Pronouncements - Continued

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

In accordance with SFAS 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, as follows:

• Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets;

• Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market; and

• Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

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

Impaired Loans. Nearly all of the Company’s loans are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to recorded investment are made through specific valuation allowances that are recorded as part of the overall allowance for loan losses. Estimates of fair value is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s senior lending officer (the Chairman) related to values of properties in the Company’s market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans is classified as Level 3.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 7 – Recent Accounting Pronouncements - Continued

Foreclosed Real Estate. Foreclosed real estate represents real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of any allowance for losses if any, at the lower of cost or estimated fair value less estimated selling costs. Fair value is estimated in the same manner as impaired loans and, as such, is also classified as Level 3. As these properties are actively marketed, estimated fair value may be periodically adjusted though an allowance for losses to reflect changes in values resulting from changing market conditions.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value at September 30, 2008.

	Net carrying value at September 30, 2008				Total Losses (1)
($ in thousands)	Total	Level 1	Level 2	Level 3	Quarter Ended September 30, 2008	Nine-Months Ended September 30, 2008
Impaired loans	8,081	—	—	$8,081	$155	$390
Foreclosed real estate	$2,327	—	—	$2,327	—	—

(1)	Represents a specific valuation allowance (included as part of the overall allowance for loan losses) for nonaccrual loans in accordance with SFAS 114.

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

SFAS 160 - Noncontrolling Interest in Consolidated Financial Statements. In December 2007, the FASB issued SFAS 160 and it is effective for the Company’s 2009 financial statements. Its objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. The adoption of this statement is not expected to have any effect on the Company’s financial statements.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.” In March 2008, the FASB issued SFAS 161, which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 is effective for the Company in 2009. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. Accordingly, the adoption of SFAS 161 is expected to have no impact on its financial statements.

Intervest Mortgage Corporation

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of Sept 30, 2008, and for the three-month and nine-month periods ended September 30, 2008 and 2007 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Intervest Mortgage Corporation

New York, New York:

We have reviewed the accompanying condensed balance sheet of Intervest Mortgage Corporation (the “Company”) as of September 30, 2008, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and the condensed statements of changes in stockholder’s equity and cash flows for the nine-months ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
October 24, 2008

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Intervest Mortgage Corporation’s business has historically consisted of the origination of first mortgage and junior mortgage loans secured by multifamily and commercial real estate and providing loan origination services to its affiliate, Intervest National Bank. Intervest Mortgage Corporation funds its lending business through the issuance of subordinated debentures in public offerings. It currently has no subsidiaries. Intervest Mortgage Corporation is referred to as the “Company”. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

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

Competitive market conditions and lower pricing for new loans in the last two years have had the effect of decreasing the Company’s loan originations significantly from historical levels. The Company has originated only one new loan in the first nine months of the current year. As a result, the Company has been applying the proceeds from loan repayments to redeem outstanding debentures, in many cases prior to their contractual maturity. An additional $15.500.000 principal amount of debentures have been called for redemption on November 1, 2008.

As is indicated elsewhere in this report, the Company has traditionally provided loan origination services to Intervest National Bank, its affiliate, and it has received fee income in connection with those services. In light of the significant reduction in loan originations by the Company in recent years, effective as of January 1, 2009, the employees of the Company will become employees of Intervest National Bank and will continue to provide loan origination services consistent with past practice. The ongoing requirements of the Company, including any origination services that it may require, will be performed by the same personnel and the Company will reimburse Intervest National Bank for the cost of such services on a monthly basis.

To the extent that current market conditions continue to exist, it is likely that the level of loan originations will continue to be relatively modest and the Company will likely continue to apply the proceeds received from maturing loans to the repayment of outstanding debentures. Even if loan originations do not return to historical levels, the Company has sources of funds sufficient to satisfy its maturing liabilities. The Company will continue to closely monitor market trends to determine if additional loan originations or other real estate activities, consistent with the Company’s overall goals and objectives, are appropriate for pursuit.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets at September 30, 2008 decreased to $92,297,000, from $112,067,000 at December 31, 2007. The decrease is primarily due to the repayment of mortgage loans and the applications of a significant portion of these payments to the redemption, prior to maturity, of debentures with a principal balance of $20,750,000.

As discussed previously, in the current market environment, the Company has not been able to identify investment opportunities at an interest rate greater than the rate that is being paid on outstanding debentures. Therefore, as cash from loan payoffs becomes available, higher rate debentures have been repaid.

Cash and cash equivalents amounted to $31,990,000 at September 30, 2008, compared to $12,682,000 at December 31, 2007. The increase is primarily due to a decrease in mortgage loans receivable of $39,942,000 which was mostly offset by the redemption, prior to maturity, of debentures with a principal balance of $20,750,000.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $54,175,000 at September 30, 2008, compared to $94,117,000 at December 31, 2007. The decrease was due to repayments of mortgage loans exceeding originations of new mortgage loans during the period.

Loan originations and repayments for the last eight consecutive quarters are summarized in the following table:

($ in thousands)	Sep 30, 2008	Jun 30, 2008	Mar 31, 2008	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007	Dec 31, 2006
Originations:	—	—	1,200	6,933	16,650	18,355	6,450	5,033

Principal Repayments:	29,207	5,927	4,452	3,252	6,759	12,459	7,714	16,391

Nonaccrual mortgage loans receivable amounts to $8,081,000 at September 30, 2008 compared to $28,370,000 at December 31, 2007. See footnote 2 to the condensed financial statements, included in this report, for a more complete description of the status of the Company’s nonaccrual loans.

The allowance for loan losses amounted to $988,000 at September 30, 2008, compared to $1,295,000 at December 31, 2007. The decrease was mostly due to the effect of the repayment of $18,378,000 of nonaccrual loans and the transfer of $2,299,000 of nonaccrual loans to foreclosed real estate at the lower of cost or fair value and the resultant elimination of the allowance for those loans. See footnote 3 to the condensed financial statements, included in this report, for a more complete discussion concerning the allowance for loan losses.

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

Accrued interest receivable was $307,000 at September 30, 2008, compared to $300,000 at December 31, 2007. Accrued interest receivable increased slightly at September 30, 2008 despite a decrease in loans receivable. This is due to the fact that much of the decrease in loans receivable related in nonaccrual loans which do not have accrued interest receivable.

Loan fees receivable were $247,000 at September 30, 2008, compared to $604,000 at December 31, 2007. This decrease is mostly due to the corresponding reduction in mortgage loans receivable.

Foreclosed Real Estate increased to $2,327,000 at September 30, 2008. There was no Foreclosed Real Estate at December 31, 2007. The increase was due to the transfer of one property obtained at a foreclosure sale from nonaccrual loans during the third quarter of 2008.

Deferred subordinated debenture offering costs, net of accumulated amortization, decreased to $2,280,000 at September 30, 2008, from $3,134,000 at December 31, 2007. The decrease was mostly due to normal amortization of deferred offering costs during the first nine months of 2008 as well as the accelerated amortization of $243,000 due to the early redemption of debentures described in footnote 5 of the condensed financial statements.

Other assets, which mostly consist of deferred taxes receivable, amounted to $945,000 at September 30, 2008 compared to $1,189,000 at December 31, 2007. The decrease of $244,000 mostly related to a lower level of deferred taxes receivable due to a lower level of allowance for loan losses and a lower level of unamortized deferred loan fees.

Total liabilities at September 30, 2008 decreased to $60,556,000, from $81,338,000 at December 31, 2007, principally due to $20,750,000 of debentures that were repaid prior to maturity on April 1, 2008, August 1, 2008 and September 1, 2008 as described in note 5 to the condensed financial statements included in this report.

Mortgage escrow funds payable decreased to $862,000 at September 30, 2008, compared to $992,000 at December 31, 2007. This decrease is due mostly to a similar decrease in mortgage loans receivable. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures outstanding decreased to $55,500,000 at September 30, 2008 compared to $76,250,000 at December 31, 2007. This decrease was due to $20,750,000 of debentures that were repaid prior to maturity on April 1, 2008, August 1, 2008 and September 1, 2008 as described in note 5 to the condensed financial statements included in this report.

Subordinated debentures interest payable decreased to $2,720,000 at September 30, 2008, from $3,145,000 at December 31, 2007, primarily due to the above mentioned repayment of debentures which was partially offset by the regular accrual of interest on subordinated debentures outstanding.

Other liabilities, which consist of an accrued death benefit relating to deferred payments due to the spouse of the Company’s former Chairman, income taxes payable and other accrued expenses, increased to $1,474,000 at September 30, 2008 compared to $951,000 at December 31, 2007. The increase was primarily due to an increase in income taxes payable related to the income generated in the third quarter. This increase was partially offset by the recurring death benefit payments and to the disbursement of an accrued debenture payment that had been delayed due to a debenture holder misplacing the certificate representing the security until this quarter.

Comparison of Results of Operations for the Quarters Ended September 30, 2008 and 2007

The Company’s net income increased by $1,423,000 to $972,000 in the third quarter of 2008 from a loss of $451,000 in the third quarter of 2007. The increase was primarily due to: a decrease of $1,329,000 in the provision for loan losses, an increase of $1,005,000 in interest and fee income, an increase of $568,000 in gain on early repayment of mortgages, a $324,000 decrease in interest and amortization of deferred costs on debentures and an increase of $50,000 in other income. These increases were partially offset by a $1,211,000 increase in the provision for income taxes, a decrease of $322,000 in servicing agreement income and an increase in general and administrative expense of $298,000.

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

	For the Three-Months Ended September 30,
	2008				2007
($ in thousands)	Average Balance		Interest Inc./Exp.	Annual Yield/Rate(2)	Average Balance		Interest Inc./Exp.	Annual Yield/Rate(2)
Assets
Mortgage loans receivable (1)	$74,708		$2,275	12.11%	$83,752		$1,101	5.22%
Short-term investments	20,518		150	2.92	25,467		319	4.96

Total interest-earning assets	95,226		$2,425	10.13%	109,219		$1,420	5.16%

Noninterest-earning assets	3,038				4,251

Total assets	$98,264				$113,470

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$65,196		$1,279	7.80%	$80,293		$1,603	7.92%
Noninterest-bearing liabilities	2,021				2,222
Stockholder’s equity	31,047				30,955

Total liabilities and stockholders’ equity	$98,264				$113,470

Net interest income			$1,146				$(183)

Net interest-earning assets/margin	$30,030			4.79%	$28,926			-0.67%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.46	x			1.36	x

(1)	Mortgage loans receivable include non-performing loans
(2)	Annualized yield/rate

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $1,146,000 in the third quarter of 2008 compared to the third quarter of 2007 where interest expense exceeded interest income by $183,000. The increase in net interest income was due to an increase of $1,299,000 in interest income on nonaccrual loans which primarily related to the repayment of five nonaccrual loans that had common ownership and whose collateral was sold by the bankruptcy trustee in the third quarter of 2008 as well as a reduced level of interest expense on debentures outstanding due to a $15,097,000 reduction in average debentures outstanding. This increase was partially offset by lower interest income on loans due to the effect of higher rate maturing loans and a reduced level of loans outstanding. Many of the Company’s maturing loans had higher interest rates in 2007 due to the effect of interest rate increases during prior years compared to a declining interest rate environment since the fourth quarter of 2007. Also offsetting the increase in interest income was a decline in interest income on short-term investments due to a 204 basis point decline in the yield on short-term investments consistent with the overall decrease in yields in the market since last year.

Servicing agreement income decreased by $322,000 to $609,000 in the third quarter of 2008, from $931,000 in the same period of 2007 primarily due to a decrease in loan fees on mortgage loans originated by our affiliate, Intervest National Bank as well a lower volume of originations by the Bank.

Gain on early repayment of mortgages increased to $639,000 in the quarter ended September 30, 2008 compared to $71,000 in the quarter ended September 30, 2007. Gain on early repayment of mortgages is mostly based on individual loans being paid off earlier than the stated maturity. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and interest in excess of the contract rate in certain cases. In the third quarter of 2008, the Company had a large prepayment which resulted in most of the quarterly gain.

Other income increased by $50,000 to $83,000 in the quarter ended September 30, 2008 compared to $ 33,000 in the quarter ended September 30, 2007. This increase was primarily due to a $60,000 assignment fee received on one loan.

The Company recorded a credit for loan losses of $410,000 for the three months ended September 30, 2008 compared to a $919,000 provision for the three months ended September 30, 2007. The decrease primarily related to five loans with a balance of $18,378,000 that had common ownership that became nonaccrual in the third quarter of 2007. The collateral underlying these loans were sold by the bankruptcy trustee in the third quarter of 2008. However, the large provision recorded when these loans became nonaccrual, in the third quarter of 2007, was reversed when these loans were repaid in the third quarter of 2008.

Salaries and employee benefits increased to $512,000 for the three months ended September 30, 2008 compared to $490,000 for the three months ended September 30, 2007. Third quarter 2008 salaries included $24,000 of expense related to the issuance of stock options to the Company’s staff. The Company had 16 and 17 full time employees at September 30, 2008 and 2007, respectively.

General and administrative expenses increased to $574,000 in the quarter ending September 30, 2008, compared to $276,000 in the same quarter in 2007, primarily due to $195,000 of real estate expenses in 2008 compared to 2007 when there was no real estate expense. General and administrative expense also increased in the third quarter of 2008 compared to the third quarter of 2007 due to a $100,000 increase in the loss on early repayment of debentures. During the third quarter of 2008, $12,500,000 of debentures were repaid early.

The Company recorded a provision for income taxes for the third quarter of 2008 amounting to $829,000, compared to a $382,000 credit in the third quarter of 2007. The increase in the provision was due to the corresponding increase in the Company’s pre-tax income. The provision represented approximately 46% of pretax income or loss for the quarters ending September 30, 2008 and 2007. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

Comparison of Results of Operations for the Nine-Months Ended September 30, 2008 and 2007

The Company’s net income increased by $92,000 to $941,000 in the first nine-months of 2008, from $849,000 for the first nine-months of 2007. The increase was primarily due to: a $1,250,000 reduction in the provision for loan losses, a $738,000 decrease in debenture interest and amortization of deferred costs, a $303,000 increase in gain on early repayment of mortgages, and an increase of $222,000 in interest and fee income on mortgages. These increases were mostly offset by: a $1,012,000 decrease in servicing agreement income, a $839,000 decrease in interest income on short-term investments, a $427,000 increase in general and administrative expense, a $79,000 increase in salaries and employee benefits and a $78,000 increase in income tax expense.

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

	For the Nine-Months Ended September 30,
	2008				2007
($ in thousands)	Average Balance		Interest Inc./Exp.	Annual Yield/Rate(2)	Average Balance		Interest Inc./Exp.	Annual Yield/Rate(2)
Assets
Mortgage loans receivable (1)	$85,874		$5,081	7.90%	$79,699		$4,859	8.15%
Short-term investments	15,326		352	3.07	32,227		1,191	4.94

Total interest-earning assets	101,200		$5,433	7.17%	111,926		$6,050	7.23%

Noninterest-earning assets	3,227				4,522

Total assets	$104,427				$116,448

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$71,363		$4,226	7.91%	$82,915		$4,964	8.00%
Noninterest-bearing liabilities	2,202				2,928
Stockholder’s equity	30,862				30,605

Total liabilities and stockholders’ equity	$104,427				$116,448

Net interest income			$1,207				$1,086

Net interest-earning assets/margin	$29,837			1.59%	$29,011			1.30%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.42	x			1.35	x

(1)	Mortgage loans receivable include non-performing loans
(2)	Annualized yield/rate

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $1,207,000 in the first nine-months of 2008, compared to $1,086,000 in the first nine-months of 2007. The increase in net interest income was due to a higher net interest margin. The increase in the margin to 1.59% in the first nine-months of 2008, from 1.30% in the first nine-months of 2007 was primarily due to a $110,000 decrease in foregone interest on nonperforming loans, a decrease in the average balance of debentures outstanding of $11,552,000 while the average balance of interest earning assets decreased by $10,726,000, and a decrease in the average rate on debentures of 9 basis points while the average rate on interest earning assets only decreased by 6 basis points. Within interest earning assets, the yield on mortgage loans receivable decreased by 25 basis points, primarily as the result of the repayment of higher rate loans, partially offset by a decrease in foregone interest on nonaccrual loans. The yield on short-term investments decreased by 187 basis points as the result of a decline in short-term rates in the latter part of 2007 and the beginning of 2008.

Servicing agreement income decreased $1,012,000 to $2,136,000 in the first nine-months of 2008, from $3,148,000 in the same period of 2007, due to lower level of fees being generated by our affiliate, Intervest National Bank as well as a lower lever of originations by the Bank.

Gain on early repayment of mortgages increased by $303,000 to $759,000 in the first nine-months of 2008, from $456,000 in the same period of 2007. Gain on early repayment of mortgages is based on individual loans paying off earlier than the stated maturity. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and interest in excess of the contract rate in certain cases. In the third quarter of 2008, the Company had a large prepayment which resulted in most of the increased gain on early repayment of mortgages.

The Company recorded a credit provision for loan losses of $307,000 for the nine months ended September 30, 2008 compared to a provision of $943,000 for the nine months ended September 30, 2007. The decrease primarily related to five loans with a balance of $18,378,000 that had common ownership that became nonaccrual in the third quarter of 2007. The collateral underlying these loans were sold by the bankruptcy trustee in the third quarter of 2008.

Therefore, the provision that was recorded when these loans became nonaccrual, in the third quarter of 2007 was reversed when these loans were repaid in the third quarter of 2008.

Salaries and employee benefits increased to $1,534,000 in the nine months ending September 30, 2008 from $1,455,000 in the first nine months of 2007, an increase of $79,000. Salaries for the first nine months of 2008 included $71,000 of expense related to the issuance of stock options to the Company’s staff. The Company had 16 and 17 full time employees at September 30, 2008 and 2007, respectively.

General and administrative expenses increased to $1,227,000 in nine months ending September 30, 2008, compared to $800,000 in the first nine months of 2007, primarily due to $229,000 increase in real estate expenses and a $218,000 increase in the loss on early repayment of debentures. During the first nine months of 2008, $20,750,000 of debentures were repaid early.

The Company recorded a $803,000 provision for income taxes for the nine months ending September 30, 2008 compared to a $725,000 provision for the nine months ending September 30, 2007. The increase in the provision was due to the corresponding increase in the Company’s pre-tax income. The provision represented approximately 46% of pretax income or loss for the nine months ending September 30, 2008 and 2007. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

Company Liquidity and Capital Resources

The Company’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures. Competitive market conditions and lower pricing for new loans has made it more difficult for the Company to identify suitable mortgage investment opportunities. The Company’s loan originations have decreased significantly from its historical levels and amounted to $1,200,000 in the first nine months of 2008. As a result the Company has been using the proceeds from loan repayments to repay outstanding debentures. As discussed in note 5 to the condensed financial statements, the Company has notified holders of five different debenture series that debentures totaling $15,500,000 of principal will be redeemed on November 1, 2008. If current market conditions persist, additional early repayments of debentures will be considered.

In the normal course of business, the Company has relied on the issuance of its subordinated debentures in registered, best efforts offerings to the public and proceeds of loan repayments as its primary sources of funds to support its loan originations. The Company needs to pay competitive interest rates to sell its debentures and also incurs underwriting commissions and other fees when debentures are sold, which reduce the net proceeds realized. In addition to funds from sales of debentures, as the Bank’s mortgage loan portfolio has grown, service fee income received by the Company from the Bank has comprised a larger percentage of the Company’s earnings and resulting cash inflows. The Bank has a servicing agreement with Intervest Mortgage Corporation that is described in Note 6 “Related party Transactions” to the condensed financial statements included in this report. The Company received $2,136,000 in the first nine months of 2008 from the Bank pursuant to the agreement. As is also described in Note 6, and in light of the significant decline in the level of the Company’s loan origination activities, the servicing agreement with Intervest National Bank will not be renewed for 2009. Rather, the Company’s employees will become employees of the Bank insofar as services, including any origination services, are performed for the Company, the Company will reimburse the Bank for the cost of those services. As a result of these changes, the Company will not receive revenues for origination services after this year. The impact of any lost revenue will be mitigated or offset by the reduction in Company’s salary and occupancy expense.

The Company, as of September 30, 2008, had $55,500,000 of debentures outstanding with fixed interest rates that range from 6.25% to 7.00% and maturities that range from October 1, 2009 to July 1, 2014. In the first nine months of 2008 Intervest Mortgage Corporation did not issue any new debentures. On April 1, 2008, The Company repaid from cash on hand $8,250,000 of debentures prior to their stated maturity, as well as $496,000 of related accrued interest payable. On August 1, 2008, The Company repaid from cash on hand $3,000,000 of debentures prior to their stated maturity, as well as $17,000 of related accrued interest payable. On September 1, 2008, The Company repaid from cash on hand $9,500,000 of debentures prior to their stated maturity, as well as $379,000 of related accrued interest payable. At September 30, 2008, there were no debentures payable within the next 12 months. However the Company has notified debenture holders of $15,500,000 of debentures that these debentures will be redeemed on November 1, 2008, as described in note 5 of the condensed financial statements included in this report. All of these debentures will be repaid in the fourth quarter of 2008 from cash on hand.

The Company, as of September 30, 2008, had $31,990,000 in cash and short-term investments, compared to $524,000 of commitments to lend. In addition, $26,817,000 of its mortgage loans (excluding $8,081,000 of nonaccrual loans) are scheduled to mature by September 30, 2009, although some portion is expected to be extended or refinanced. As a result, cash and short-term investments (less $16,245,000 to be used to repay the debentures in the fourth quarter of 2008 as described in footnote 5 to the condensed financial statements in this report) as well as the proceeds from the repayment of maturing mortgages will be available for investment in new mortgage loans or the repayment of additional debentures.

The Company continues to have a significant amount of its assets on a nonaccrual basis or in foreclosed property. As of September 30, 2008, 15% of its mortgage loan portfolio ($8,081,000) was on nonaccrual status and $2,327,000 was classified as foreclosed property. The nonperforming assets have adversely affected the Company’s net interest income and cash flows derived therefrom, and have placed a greater reliance on cash flows generated from its origination services provided to the Bank. If this level of nonaccrual loans were to increase or continue for an extended period, the Company’s ability to issue new debentures to the public and meet its debt service and operating cash flow requirements could be adversely affected. In the first nine months of 2008, the Company’s interest income from its accruing loan portfolio and other short term investments exceeded the interest expense from its outstanding debentures by $13,000 (excluding $1,194,000 of cash flow from the settlement of nonaccrual loans in September of 2008). As noted above, various debentures were repaid during the first nine months of 2008 prior to their stated maturities, which resulted in approximately $104,000 of incremental net interest income per month. A loss of $243,000 from the early extinguishment was recorded during the first nine months of 2008, which represents the expensing of remaining related unamortized issuance costs. Additionally, as discussed in note 5 to the condensed financial statements, various debentures are scheduled to be repaid in the fourth quarter of 2008 prior to their stated maturities. These repayments will result in approximately $86,000 of incremental interest income per month commencing in November of 2008. A loss of $$328,000 is expected to be recorded in the fourth quarter of 2008 relating to the early extinguishment of debentures in the fourth quarter resulting from the acceleration of unamortized placement costs.

The collection of nonaccrual loans is also aggressively being pursued through foreclosure actions. There can be no assurance that additional loan loss provisions, loan chargeoffs or significant expenses will not be incurred with respect to the ultimate collection of the nonaccrual loans, which collection is anticipated to be from the eventual sale of the collateral properties in most cases.

There have been historical disruptions in the financial systems during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. Although the Company does not lend in the home mortgage market, and does not invest in any collateralized debt obligations or collateralized mortgage obligations, these disruptions are likely to have some impact on all financial institutions in the United States including the Company.

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

Off-Balance Sheet Commitments

Commitments to extend credit amounted to $524,000 at September 30, 2008, of which nearly all will either close or expire in 2008. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees to the Company. Since some of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The Company’s one-year interest rate sensitivity gap was a positive $46,776,000, or 51% of total assets at September 30, 2008, which was an increase from a positive $44,139,000, or 39%, at December 31, 2007. The increase in the positive GAP percentage is mostly due to the increase in short-term investments resulting from loans repayments in the third quarter of 2008.

The following table summarizes information relating to the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2008, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Floating-rate loans (1)	$11,327	$—	$—	$—	$11,327
Fixed-rate loans (1)	9,694	11,607	6,880	7,769	35,950

Total loans	21,021	11,607	6,880	7,769	47,277
Short-term investments	31,113	—	—	—	31,113

Total rate-sensitive assets	$52,134	$11,607	$6,880	$7,769	$78,390

Debentures payable (1) (2)	$15,500	$—	$17,500	$22,500	$55,500
Accrued interest on debentures	1,465	—	623	632	2,720

Total rate-sensitive liabilities	$16,965	$—	$18,123	$23,132	$58,220

GAP (repricing differences)	$35,169	$11,607	$(11,243)	$(15,363)	$20,170

Cumulative GAP	$35,169	$46,776	$35,533	$20,170	$20,170

Cumulative GAP to total assets	38.10%	50.68%	38.50%	21.85%	21.85%

Significant assumptions used in preparing the preceding gap table follow:

(1)	Floating-rate loans that adjust at a specified time are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and subordinated debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis. Non-performing loans and the effect of prepayments are excluded from this analysis.
(2)	The $15.5 million of subordinated debentures for which the Company has notified holders that the debentures will be redeemed at November 1, 2008 have been included in the 0-3 month maturity column in the above schedule.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company’s most recent annual report on Form 10-K for the year ended December 31, 2007, where such factors are discussed on pages 8 through 14. In addition to those factors, in connection with the Company’s status as a financial holding company, certain additional risks and uncertainties should also be considered as discussed below.

Our liquidity and financial condition could be adversely affected by U.S. and international credit markets and economic conditions

As described in “Management’s Discussion and Analysis of Financial Condition and Company Liquidity and Capital Resources” global market and economic conditions continue to be disrupted and volatile and the disruption has been particularly acute in the financial sector. Although the Company remains well capitalized and has not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition and profitability.

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

INTERVEST MORTGAGE CORPORATION

Date: October 24, 2008	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John H. Hoffmann
John H. Hoffmann, Vice President and Chief Financial Officer
(Principal Financial Officer)