Form 10-K
period 2008-12-31
INTERVEST MORTGAGE CORP
filed 2009-03-02
CIK 835955

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number 033-27404NY

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):  Yes  ☐    No  ☒.

As of February 1, 2009, there were 100 shares of the registrant’s common stock outstanding, all of which are held by Intervest Bancshares Corporation, it’s Parent Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

None

Intervest Mortgage Corporation

2008 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

Private Securities Litigation Reform Act Safe Harbor Statement

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations concerning future events affecting the Company and are subject to uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s net interest income; fluctuations in other income or cash flow anticipated from the Company’s operations, investments or lending activities; the termination of a servicing agreement with Intervest National Bank as of December 31, 2008; and changes in laws and regulations affecting the Company.

General

Intervest Mortgage Corporation’s business has historically focused on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. It has also provided loan origination services to Intervest National Bank or “the Bank”, an affiliated entity and it has received fee income in connection with those services. Intervest Mortgage Corporation has funded its lending business through the issuance of subordinated debentures in public offerings. It is a wholly owned subsidiary of Intervest Bancshares Corporation, which is also the parent company of Intervest National Bank. Intervest Mortgage Corporation is hereafter referred to as the “Company”. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

Since early 2007, competitive market conditions and lower pricing for new loans have decreased the Company’s loan originations significantly from its historical levels, and only one loan was originated in 2008. As a result the Company has been applying the proceeds from loan repayments to redeem its outstanding debentures, in many cases prior to contractual maturity. To the extent that current market conditions continue to exist, it is likely that the level of the Company’s loan originations will continue to be relatively modest, if any, and it is likely the Company will continue to apply the proceeds received from its maturing loans and the sale of loans, including sales to its affiliate, Intervest National Bank, to the repayment of its outstanding debentures.

In light of the significant reduction in loan originations by the Company in recent years, effective as of January 1, 2009, the employees of the Company have become employees of Intervest National Bank and such employees will continue to provide loan origination services consistent with past practice. The ongoing requirements of the Company, including any origination services that it may require, will be performed by the same personnel and the Company will reimburse Intervest National Bank for the cost of such services on a monthly basis.

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

Lending Activities

The Company’s lending activities include both long-term and short-term mortgage loans on real estate properties, including multifamily residential apartment buildings, office buildings, vacant land, marinas, warehouses, shopping centers, hotels, restaurants and garages. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages. The Company neither originates any single family loans or one-to-four family loans or one-to-four family sub prime mortgage loans nor invests in any securities backed or derived through such loans. However, the Company, may be adversely affected by conditions in the one-to-four family home or sub prime mortgage market.

At December 31, 2008, the Company’s mortgage loan portfolio consisted of thirty-six (36) loans in an aggregate principal amount of $51,105,000, compared to $96,043,000 at December 31, 2007. At December 31,

2008, $24,132,000 or thirteen (13) loans were collateralized by multi-family apartment buildings located in New York City. These loans represent approximately 47% of the total mortgage loan portfolio.

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

The Company has not had formal policies regarding the type of mortgage loans and investments it can make, the geographic location of properties collateralizing those mortgages or limits on the amounts loaned to one borrower, loan-to-value ratios or debt service coverage ratios. The Company uses a guideline that limits the amount that it may invest in any single mortgage to 10% of its assets. Effective January 1, 2009, the Company adopted the lending policies similar to policies of our affiliate, Intervest National Bank. As a result, all potential loans are appraised and now have debt service ratio guidelines. The Company has a loan committee and a formal loan approval process. The loan committee is comprised of three members of the Board of Directors, one of whom is the Chairman.

Mortgage loans originated and acquired are solicited directly by the Company’s officers, from existing borrowers, through advertising and from broker referrals. From time to time, the Company participates with Intervest National Bank in certain mortgage loans receivable. One of the Company’s loans, representing approximately 12% of the principal balance of the Company’s portfolio is participation with Intervest National Bank.

The Company’s mortgage loans typically provide for periodic payments of interest and a portion of the principal during the term of the mortgage, with the remaining principal balance and any accrued interest due at the maturity date. Mortgages owned by the Company generally provide for balloon payments at maturity, which means that a substantial part or the entire original principal amount is due in one lump sum payment at maturity. Thirty-three (33) of the mortgage loans in the Company’s portfolio, representing approximately 99% of the principal balance of the Company’s portfolio, have balloon payments due at the time of their maturity. If the net revenue from the property is not sufficient to make all debt service payments due on the mortgage, or if at maturity or the due date of any balloon payment, the owner of the property fails to raise the funds (by refinancing, sale or otherwise) to make the lump sum payment, the Company could sustain a loss on its investment in the mortgage. To the extent that the aggregate net revenues from the Company’s mortgage investments are insufficient to provide funds equal to the payments due under the Company’s debt obligations, then the Company would be required to utilize its working capital for such purposes or otherwise obtain the necessary funds from outside sources. No assurance can be given that such funds would be available to the Company. The Company’s mortgage loans are often not personal obligations of the borrower and are not insured or guaranteed by governmental agencies.

The Company’s mortgage loans include first mortgage loans and junior mortgage loans. The junior mortgages are subordinate in right of payment to senior mortgages on the various properties securing the loans. At December 31, 2008, the Company’s loan portfolio has ten (10) junior mortgages. The Bank has a first mortgage on properties securing eight (8) of these loans. To the extent that the a property is located in New York State and no there are no additional mortgages on a property, the Company can participate in the proceeds of a forced sale of the property where the first mortgage is held by the Bank. To the extent that such proceeds are sufficient, the Company will neither be required to institute a separate foreclosure proceeding nor be required to await the outcome of a separate surplus money proceeding.

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

At December 31, 2008: two of the mortgages in the Company’s portfolio (representing approximately 8% of the principal balance in the Company’s portfolio) allowed recourse against the mortgagor only with respect to liabilities related to tenant security deposits; fourteen (14) of the mortgages (representing approximately 32% of the principal balance in the Company’s portfolio) allowed recourse against the mortgagor only with respect to liabilities relating to tenant security deposits, proceeds from insurance policies, losses arising under environmental laws and losses resulting from waste or acts of malfeasance; eighteen (18) loans (representing approximately 60% of the portfolio), are full recourse where payment and performance by third parties is guaranteed and two (2) loans were without recourse. As to those mortgage loans which limit the scope of the borrowers recourse, all such mortgage loans are guaranteed by third parties, with such guaranties covering only the limited scope of the obligation of the borrower under such mortgage.

The Company charges loan origination fees on the mortgage loans it originates based on a percentage of the principal amount of the loan. These fees are normally comprised of a fee that is received from the borrower at the time the loan is originated and another fee that is contractually due when the loan is repaid. The total fees, net of related direct loan origination costs, are deferred and amortized over the contractual life of the loans as an adjustment to the loan’s yield. At December 31, 2008, the Company had $167,000 of net unearned loan fees and $211,000 of loan fees receivable.

Many of the Company’s mortgage loans include provisions relating to prepayment and others prohibit prepayment of indebtedness entirely or for a fixed period of time. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of additional prepayment fees and interest in certain cases. This interest may include lockout (or penalty) interest when the borrower prepays a loan prior to the date specified by the terms of the mortgage. In such cases, the borrower pays interest from the prepayment date through the lockout date. Occasionally, the default interest rate is imposed when a borrower has not entered into a formal extension for the period between maturity and payoff. The amount and timing of, as well as income from loan prepayments, if any, cannot be predicted and can fluctuate significantly. Normally, the number of instances of prepayment of mortgage loans tends to increase during periods of declining interest rates and tends to decrease during periods of increasing interest rates. Of the thirty-six (36) mortgages in the Company’s loan portfolio at December 31, 2008: three (3) allow prepayment without a fee payment; two (2) prohibit prepayment; three (3) permit prepayment only after passage of a specific period with fees ranging from 0.5% up to 5% of the original principal amount; and twenty-eight (28) permit prepayment after payment of fees ranging from 0.25% up to 4% of the original principal balance. The Company earned prepayment income from the early repayment of loans of $793,000 in 2008, $456,000 in 2007 and $384,000 in 2006.

Real Estate Investing Activities

The Company may purchase equity interests in real property or acquire such equity interests pursuant to a foreclosure of a mortgage or a deed in lieu of foreclosure in the normal course of business, as a result of which the Company may acquire and retain title to properties either directly or through a subsidiary. At December 31, 2008, the Company owned one property obtained at a foreclosure sale during the third quarter of 2008. Except for any pending foreclosures, no other such transactions are presently pending. Although the Company has not previously made acquisitions of real property, senior management has had substantial experience in the acquisition and management of properties.

Temporary Investment Activities

The Company has historically invested its excess cash (after meeting its lending commitments and scheduled repayments of borrowed funds) in short term commercial paper and certificate of deposits issued by large commercial banks and U.S. government securities. The level of such investments fluctuates based on various factors, including liquidity needs, loan demand and scheduled repayments of debentures. Cash and short-term investments at December 31, 2008 amounted to $19,949,000, compared to $12,682,000 at December 31, 2007. During 2008, such investments ranged from $6,990,000 to $31,990,000 and generally did not exceed one week in duration.

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities or on properties located in a particular geographic area. The Company’s loan portfolio has historically been concentrated in multifamily and commercial real estate mortgage loans (including land loans). The properties underlying the Company’s mortgages are also concentrated in New York State (80%). Many of the New

York properties are located in New York City and are subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents. As such, these properties, are not affected by the general movement of real estate values in the same manner as other income-producing properties. Many of the properties securing the Company’s loans are located in sections of the cities in its market areas that are being revitalized or redeveloped.

Loans are placed on nonaccrual status when principal or interest becomes 90 days or more past due unless the loan is well secured and in the process of collection. In addition, all previously accrued and uncollected interest is reversed through a charge to interest income. While loans are on nonaccrual status, interest income is normally recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, interest continues to accrue on mortgage loans that have matured and the borrower continues to make monthly payments of principal and interest.

Nonaccrual loans decreased to $8,292,000 (16% of the Company’s portfolio) at December 31, 2008, from $28,370,000 at December 31, 2007 and are summarized as follows:

($ in thousands)

Property Type	City	State	At December 31, 2008 Principal Balance	At December 31, 2007 Principal Balance	Notes
Commercial real estate	St. Augustine	Florida	$6,034	$6,034	(1)
Multifamily real estate	New York	New York	—	4,387	(2)
Multifamily real estate	New York	New York	—	4,119	(2)
Multifamily real estate	New York	New York	—	4,178	(2)
Multifamily real estate	New York	New York	—	4,445	(2)
Multifamily real estate	New York	New York	—	1,249	(2)
Commercial real estate	Brooklyn	New York	—	2,299	(3)
Commercial real estate	Howell	New Jersey	1,659	1,659	(4)
Commercial real estate	Staten Island	New York	389	—	(5)
Commercial real estate	Yonkers	New York	210	—	(6)

			$8,292	$28,370

(1)

Represents one loan ($15.1 million) originated by Intervest National Bank in which the Company owns a $6,034,000 participation. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings are in progress but remain stayed by reason of a bankruptcy filing. The debtor has filed an adverse proceeding contesting the Company’s claim

(2)

These five loans (totaling $18,378,000) were to borrowers with common principals. These loans were repaid in September of 2008. All outstanding principal and related principal balances were repaid along with $1,194,000 of past due interest.

(3)

Title to the property securing this loan was acquired through a bankruptcy sale in September of 2008 and this property is now classified as Foreclosed real estate. The Company is currently marketing the property for sale.

(4)	Placed on nonaccrual status in December, 2007. Foreclosure proceedings are in process.
(5)

Borrower has requested and the Company has agreed to the deferral of contractual loan payments to give the borrower time to lease vacant space at the property. The borrower will continue to make monthly escrow payments to the extent hereafter negotiated with the borrower.

(6)	Placed on nonaccrual status in November, 2008. Foreclosure proceedings are in process

Nonaccrual loans are considered impaired under the criteria of SFAS No.114 “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15”. The Company’s recorded investment in these impaired loans was $7,884,000 and $28,429,000 at December 31, 2008 and December 31, 2007, respectively. At December 31, 2008, nonaccrual loans had a specific valuation allowance of $411,000 (included as part of the overall allowance for loan losses) in accordance with SFAS 114. A specific valuation allowance was not maintained at any time during 2007. Estimated loan-to-value ratios, net of specific valuation allowances on nonaccrual (impaired) loans ranged from 65% to 99% at December 31, 2008. At December 31, 2008 and 2007, there were no other loans classified as impaired.

Estimates of fair value of the collateral properties is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s senior lending officer (the Chairman of the Company) related to values of properties in the Company’s market areas. The senior lending officer takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located when assessing estimates of fair value. Determination of the need for updating appraisals, where practical, is made on a loan-by-loan basis.

Loans totaling $1,964,000 and $839,000 were classified as ninety days past due and still accruing interest at December 31, 2008 and 2007 respectively. The loan that was ninety days past due and still accruing interest at December 31, 2008 continues to be current with its monthly payments. The borrower has provided the Company with a contract for sale of the property and it is anticipated that this loan will be repaid in the first half of 2009. The loan that was ninety days past due and still accruing interest at December 31, 2007 was paid in full as the result of a replacement loan from Intervest National Bank.

At December 31, 2008, the Company had $2,327,000 of foreclosed real estate. This consists of one property, a commercial property in Brooklyn, New York that was acquired during the third quarter of 2008. The Company did not own foreclosed real estate at any time during 2007. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in general and administrative expense in the statements of income. There was no valuation allowance for foreclosed properties at anytime during 2008.

Allowance for Loan Losses

A detailed discussion of the factors and estimates used in computing the allowance for loan losses can be found under the caption “Critical Accounting Policies” in this report on Form 10-K. During the last five years, the Company has not experienced a loss from its lending activities. There can be no assurance however, that a downturn in real estate values or local economic conditions, as well as other factors, would not have an adverse impact on the Company’s asset quality and future level of nonperforming assets, chargeoffs and profitability.

Sources of Funds

The Company’s principal sources of funds for investing consist of borrowings (through the issuance of its debentures to the public), mortgage repayments and cash flow generated from operations. From time to time, the Company has also received capital contributions from the Parent Company. At December 31, 2008, Intervest Mortgage Corporation had debentures outstanding of $40,000,000, compared to $76,250,000 at December 31, 2007. Since early 2007, competitive market conditions and lower pricing for new loans have decreased the Company’s loan originations significantly from its historical levels, and only one loan was originated in 2008. As a result, the Company has been applying the proceeds from loan repayments to redeem its outstanding debentures, in many cases prior to contractual maturity. The Company repaid an additional $20,000,000 of debentures on January 1, 2009 and February 1, 2009 which was funded by cash on hand and loan repayments. An additional repayment of $6,000,000 of debentures is scheduled for March 1, 2009.

Servicing Agreement

The Company had a servicing agreement with Intervest National Bank to provide origination services to the Bank in exchange for a monthly fee that was based on loan origination volumes. The services included: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with Intervest National Bank’s underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. The Company earned $2,897,000, $4,099,000 and $5,299,000 for 2008, 2007 and 2006, respectively, in connection with this agreement. Such services were performed by Company personnel and the expenses associated with the performance of such services were borne by the Company.

In light of the significant reduction in loan originations by the Company in recent years, the servicing agreement was terminated and effective January 1, 2009, the employees of the Company became employees of Intervest National Bank and will continue to provide loan origination services consistent with past practice. The ongoing requirements of the Company, including any origination services that it may require, will be performed by the same personnel and the Company will reimburse Intervest National Bank for the cost of such services on a monthly basis.

Employees

At December 31, 2008, the Company employed 16 full-time equivalent employees, compared to 17 full-time equivalent employees at December 31, 2007. The Company provided various benefit plans, including group life, health and a 401(k) Plan. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes employee relations are good. As discussed above, commencing January 1, 2009, all Company employees have been transferred to Intervest National Bank and will continue to provide loan origination services consistent with past practice.

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

Subsidiary

During 2008, the Company formed a 100 percent owned subsidiary named Touchstone Holding LLC. This subsidiary owns the foreclosed real estate property that the Company acquired in 2008.Net expenses relating to the operation of this subsidiary are recorded as expenses and reported as part of other expenses in the company’ Statement of Operations. The value of the property is recorded in the Company’s Balance Sheet as Foreclosed real estate. The Company did not have any other subsidiaries at December 31, 2008 and December 31, 2007.

Effect of Government Regulation

As a subsidiary of a financial holding company regulated by the Federal Reserve Board, The activities of the Company are subject to some oversight by the Federal Reserve Board.

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

The Board of Directors of the Parent Company has a formal management succession plan for the Parent Company and its subsidiaries. The plan identifies internal officers to perform executive officer functions in connection with any temporary change in executive officers due to such things as illnesses or leaves of absence. The plan also describes the procedures to be followed in connection with the selection of permanent replacements, if any, for key officers. There can be no assurance that such plan would be effective in identifying or retaining qualified replacement personal.

Credit markets and economic conditions could adversely affect our liquidity.

Global market and economic conditions continue to be disrupted and are volatile. The sub-prime mortgage meltdown, frozen credit markets, inactive markets for certain securities and the negative effects of mark-to-market accounting in illiquid markets have taken a huge toll on banks, other non-financial institutions, real estate values, consumers and the general economy. Many long-standing companies in the United States of America have both failed and disappeared or have been forced to merge overnight with other institutions. The Federal Reserve has provided vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets during 2008. A reduction in these activities or capacity could reduce liquidity in the markets further, thereby increasing our funding costs or reducing the availability of funds for us to finance our existing operations. We have been and remain a well capitalized institution and have not suffered any liquidity issues as a result of these recent events to date. However, there can be no assurance that illiquid credit markets in general may adversely affect the future cost and availability of funds to us.

Nonperforming loans have an adverse impact on the Company’s operations.

At December 31, 2008, the Company had $8,292,000 of nonaccrual loans, which represented approximately 16% of the Company’s loan portfolio. At December 31, 2008, nonaccrual loans had a specific valuation allowance of $411,000 (included as part of the overall allowance for loan losses) in accordance with SFAS 114. There can be no assurance that the Company will recover all of its investment in those loans. Since the Company does not accrue interest on its nonperforming assets, moreover, an increase in nonperforming loans would have an adverse impact on the Company’s net income and cash flow.

Our loans are highly concentrated in commercial real estate and multifamily mortgage loans, increasing the risk associated with our loan portfolio.

All of our loan portfolio is comprised of commercial real estate and multifamily mortgage loans, including loans on substantially vacant properties and vacant land. This concentration increases the risk associated with our loan portfolio. Commercial real estate and multifamily loans are generally considered riskier than many other kinds of loans, like single family residential real estate loans, since these loans tend to involve larger loan balances to single borrowers and repayment of loans secured by income-producing property is typically dependent upon the successful operation of the underlying real estate. Additionally, loans on vacant land typically do not have income streams and depend upon other sources of cash flow from the borrower for repayment. Our average real estate loan size was $1,420,000 at December 31, 2008. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market and economic conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers.

Investments in junior mortgages may be riskier than investments in senior mortgages.

As of December 31, 2008, we owned ten (10) junior mortgages, and we may originate or acquire additional junior mortgages in the future. The Bank has a first mortgage on eight (8) of the properties securing these loans. Our junior mortgages constitute approximately 10% of the aggregate principal amount of our mortgages. In the event the owner of mortgaged property securing a junior mortgage owned by us defaults on a senior mortgage secured by the property, the holder of the senior mortgage may independently commence foreclosure proceedings. In the event this occurs, there can be no assurance that we will have funds available to cure the default, assuming this would be our desired course of action, in order to prevent foreclosure. If there is a foreclosure on the senior mortgage, as the owner of the junior mortgage we will be entitled to share in liquidation proceeds only after all amounts due to senior lienholders have been fully paid. Actual proceeds available for distribution upon foreclosure may be insufficient to pay all sums due on the senior mortgage, other senior liens and on our junior mortgage, and the costs and fees associated with such foreclosure.

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

At December 31, 2008, twenty-six (26) of the thirty-six (36) mortgage loans in our portfolio, representing approximately 73% of the principal balance of the portfolio were secured by properties in New York City. Of those, thirteen (13), representing approximately 47% of the principal balance of our portfolio were secured by multi-family properties. Many of these properties are subject to rent control and rent stabilization laws imposed in New York City, which limit the ability of the property owners to increase rents. This concentration in the number, type or location of our investments could have a material adverse effect on our business, financial condition or results of operations.

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

Thirty-four (34) of the mortgage loans in our portfolio at December 31, 2008, representing approximately 99% of the principal balance of our portfolio have balloon payments due at the time of their maturity. We may originate or acquire additional mortgage loans that have balloon payments due at maturity. Volatile interest rates and/or erratic credit conditions and supply of available mortgage funds at the time these mortgage loans mature may cause refinancing by the borrowers to be difficult or impossible, regardless of the market value of the collateral at the time such balloon payments are due. In the event borrowers are unable to refinance these mortgage loans, or in the event borrowers are otherwise unable to make their balloon payments when they become due, such borrowers may default on their mortgage loans, which will have a material adverse effect on our business, financial condition and results of operations.

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

The real estate industry in general and the kinds of investments which we make in particular may be affected by prevailing interest rates, the availability of funds and the generally prevailing economic environment. The direction of future interest rates and the willingness of financial institutions to make funds available for real estate financing in the future is difficult to predict. The real property underlying our mortgage loans will also be affected by prevailing economic conditions and the same factors associated with the ownership of real property, which may affect the ability to collect rent and the borrower’s ability to repay, respectively. We cannot predict what effect, if any, prevailing economic conditions will have on our ability to make mortgage loans or on the operations of the property subject to our investments.

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

The Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company’s lease expires in March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent and related costs. Beginning in January of 2009, the Company will be reimbursing the Parent Company $3,000.00 per month through the remainder of the lease in 2014.

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

	At or For The Year Ended December 31,
($ in thousands)	2008	2007	2006	2005	2004
Financial Condition Data:
Total assets	$75,467	$112,067	$119,471	$115,809	$122,451
Cash and short-term investments	19,949	12,682	36,649	27,893	17,151
Mortgage loans receivable, net of deferred fees	50,938	95,412	77,161	82,464	100,520
Allowance for mortgage loan losses	988	1,295	262	250	332
Subordinated debentures and related interest payable	41,960	79,395	86,625	87,449	97,069
Stockholder’s equity	31,744	30,729	29,742	26,616	23,527

Operations Data:
Interest and fee income	$6,573	$7,639	$11,079	$10,197	$9,896
Servicing agreement income—related party	2,897	4,099	5,299	5,386	4,262
Income from the early repayment of mortgages	793	456	384	524	447
Other income	109	98	228	98	207

Total revenues	10,372	12,292	16,990	16,205	14,812

Interest on debentures	4,409	5,567	6,118	6,305	6,811
Amortization of deferred debenture offering costs	741	959	1,079	1,065	1,134
(Credit) provision for mortgage loan losses	(307)	1,033	12	(82)	141
Salaries and employee benefits	2,143	2,025	2,807	2,129	1,348
General and administrative expenses	1,845	1,058	1,161	1,043	999

Total expenses	8,831	10,642	11,177	10,460	10,433

Earnings before income taxes	1,541	1,650	5,813	5,745	4,379
Provision for income taxes	710	760	2,687	2,656	2,025

Net income	$831	$890	$3,126	$3,089	$2,354

Ratios and Other Data
Ratio of earnings to fixed charges (1)	1.3x	1.3x	1.8x	1.8x	1.6x

(1)

The ratio of earnings to fixed charges has been computed by dividing earnings (before the provision for income taxes and fixed charges) by fixed charges. Fixed charges consist of interest expense incurred during the period and amortization of deferred debenture offering costs.

(2)

In 2009 and subsequent years the amounts reported on this table will be significantly reduced due to the continued repayment of outstanding mortgage loans and debenture debt as well as the transfer of employee to Intervest National Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the financial statements and notes thereto included in this report on Form 10-K.

Intervest Mortgage Corporation’s business focuses on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate properties. Through December 31, 2008, it also provided loan origination services to Intervest National Bank (“the Bank”). Intervest Mortgage Corporation has funded its lending business through the issuance of subordinated debentures in public offerings. Intervest Mortgage Corporation is hereafter referred to as the “Company”. The principal office of the Company is located at One Rockefeller Plaza, Suite 400, New York, New York 10020-2002, and its telephone number is 212-218-2800.

Intervest Bancshares Corporation (which is a financial holding company and hereafter referred to as the “Parent Company”) owns 100% of the capital stock of the Company. The Company’s chairman and secretary are also officers, and directors of the Parent Company. The Company’s chairman is also a principal shareholder of the Parent Company. In addition to Intervest Mortgage Corporation, the Parent Company also owns Intervest National Bank (a national bank with its headquarters and full-service banking office in Rockefeller Center, New York, and six full-service banking offices in Florida, including four in Clearwater, Florida, one in Clearwater Beach, Florida and one in South Pasadena, Florida

A significant portion of the Company’s income, in recent years, has been derived from non-interest income consisting of servicing agreement income from an affiliate company, Intervest National Bank. Through December 31, 2008, the Company had a servicing agreement with Intervest National Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process.

In light of the significant reduction in loan originations by the Company in recent years, effective as of January 1, 2009, the employees of the Company became employees of Intervest National Bank and will continue to provide loan origination services consistent with past practice. The ongoing requirements of the Company, including any origination services that it may require, will be performed by the same personnel and the Company will reimburse Intervest National Bank for the cost of such services on a monthly basis.

The Company’s lending activities consist of mortgage loans on real estate properties that mature within approximately five years, including multifamily residential apartment buildings, office buildings, commercial properties and vacant land. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. No mortgage loans have been resold to third parties during the past five years.

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

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total assets at December 31, 2008 decreased to $75,467,000 from $112,067,000 at December 31, 2007. The decrease primarily results from net repayments of mortgage loans of $44,167,000. The proceeds of the loan repayments were used to repay $37,435,000 of debentures and related accrued interest. The loan repayment proceeds also resulted in an increase in cash and cash equivalents of $7,267,000. Total assets also decreased due to a $1,311,000 decrease in deferred offering cost resulting from normal amortization and accelerated reductions due to the repayments of debentures prior to their scheduled maturity.

Cash and cash equivalents increased to $19,949,000 at December 31, 2008, from $12,682,000 at December 31, 2007 primarily due to the net repayment of mortgage loans receivable, as described above, and net income of $831,000.

Mortgage loans receivable, net of unearned income and allowance for loan losses, amounted to $49,950,000 at December 31, 2008, compared to $94,117,000 at December 31, 2007. The decrease is the result of principal repayments of $43,839,000 while origination of new loans was $1,200,000. Mortgage loans receivable also decreased by $2,327,000 due to the transfer on one loan to foreclosed real estate.

Nonaccrual loans decreased to $8,292,000 (16% of the Company’s portfolio) at December 31, 2008, from $28,370,000 at December 31, 2007. The decrease was primarily due to the repayment of five loans (totaling $18,378,000) with common principals. These loans were repaid in September of 2008. All outstanding principal and related balances were repaid along with $1,194,000 of past due interest. Additionally, one loan which the Company had foreclosed on was acquired and is reported as Foreclosed real estate on the Balance sheet. For a detailed discussion on nonaccrual loans, see the section entitled “Asset Quality” in this report.

The allowance for loan losses amounted to $988,000 at December 31, 2008, compared to $1,295,000 at December 31, 2007. The decrease primarily related to five loans with a balance of $18,378,000 that had common ownership that became nonaccrual in the third quarter of 2007. The collateral underlying these loans were sold by the bankruptcy trustee and the loans were repaid in the third quarter of 2008. The provision that was recorded when these loans were classified as nonaccrual was reversed when these loans were repaid. A detailed discussion of the factors and estimates used in computing the allowance for loan losses can be found under the caption “Critical Accounting Policies” in this report.

Accrued interest receivable decreased to $218,000 at December 31, 2008 compared to $300,000 at December 31, 2007 primarily due to the decrease in the Company’s loans outstanding.

Foreclosed real estate increased to $2,327,000 at December 31, 2008. There was no foreclosed real estate at December 31, 2007. The increase was due to the transfer of one property obtained at a foreclosure sale from nonaccrual loans during the third quarter of 2008

Loan fees receivable decreased to $211,000 at December 31, 2008 from $604,000 at December 31, 2007 primarily due to the decrease in the Company’s loans outstanding.

Deferred debenture offering costs, net of accumulated amortization amounted to $1,823,000 at December 31, 2008, compared to $3,134,000 at December 31, 2007. The decrease was due to a similar decrease in subordinated debentures payable due to the redemption of debentures in 2008 prior to their stated maturity.

Other assets decreased to $968,000 at December 31, 2008 compared to $1,189,000 at December 31, 2007. This decrease was primarily due to a $199,000 decrease in deferred income tax asset which was related to the effect of the decrease in the allowance for loan losses.

Total liabilities at December 31, 2008 decreased to $43,723,000, from $81,338,000 at December 31, 2007, principally due to a decrease in debentures payable and related interest payable, resulting from $36,250,000 of debenture redemptions in 2008 as described in footnote six of the financial statements in this report.

Mortgage escrow funds payable decreased to $800,000 at December 31, 2008, compared to $992,000 at December 31, 2007. This decrease was mostly the result of a corresponding decline in mortgage loans receivable. The decrease in escrow funds is not proportional to the decrease in mortgage loans receivable since a significant portion of the decrease in mortgage loans receivable was due to the repayment of nonaccrual loans which had lower escrow balances than other loans in the Company’s portfolio. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures outstanding decreased to $40,000,000 at December 31, 2008, from $76,250,000 at December 31, 2007. The decrease was due to repayments prior to maturity as described in footnote six of the financial statements in this report.

Debenture interest payable at maturity decreased to $1,823,000 at December 31, 2008, from $3,134,000 at December 31, 2007, primarily due to the accrual of interest on subordinated debentures outstanding. This decrease was due to a corresponding decline in subordinated debentures outstanding also as described in footnote six of the financial statements in this report.

Other liabilities were relatively unchanged at $963,000 at December 31, 2008, compared to $951,000 at December 31, 2007. Income taxes payable were $106,000 at December 31, 2008 compared to December 31, 2007 when there was no income taxes payable. This increase in other liabilities was mostly offset by a decrease in accrued death benefits from $822,000 at December 31, 2007 to $740,000 at December 31, 2008.

Stockholder’s equity increased to $31,744,000 at December 31, 2008, from $30,729,000 at December 31, 2007, due to net income of $831,000 and a $184,000 increase in Additional Paid in Capital relating to stock option grants to the Company’s staff.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

The Company’s net income decreased by $59,000 to $831,000 in 2008 from $890,000 in 2007. The decrease was primarily due to a $1,202,000 decrease in servicing agreement income related to a reduction in origination activity by our affiliate, Intervest National Bank and a $1,066,000 decrease in total interest and fee income, mostly relating to lower yields on short-term investments and to a lower level of loans outstanding. Also contributing to the decrease in net income was an increase in general and administrative expense of $787,000 due primarily to an increase in the loss on early retirement of debentures of $570,000, and an increase in real estate expense. The decrease in net income was partially offset by: a $1,376,000 decrease in interest expense on debentures and a related decrease in amortization of deferred debenture offering costs and a decrease in the provision for loan losses of $1,340,000 due to a $307,000 credit for loan losses in 2008 compared to a provision of $1,033,000 in 2007.

The following table provides information on average assets, liabilities and stockholders’ equity; yields earned on interest-earning assets; and rates paid on interest-bearing liabilities for 2008 and 2007. The yields and rates shown are based on a computation of income/expense (including any related fee income or expense) for each year divided by average interest-earning assets/interest-bearing liabilities during each year. Average balances are derived from daily balances. Net interest margin is computed by dividing net interest and dividend income by the average of total interest-earning assets during each year.

	For the Year Ended December 31,
	2008			2007
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Assets
Mortgage loans receivable (1)	77,895	6,074	7.80%	$83,436	$6,296	7.55%
Short-term investments	16,825	499	2.96%	27,533	1,343	4.88

Total interest-earning assets	94,720	6,573	6.94%	110,969	$7,639	6.88%

Noninterest-earning assets	3,797			4,238

Total assets	98,517			$115,207

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	65,225	5,150	7.90%	$81,807	$6,526	7.98%
Noninterest-bearing liabilities	2,231			2,780
Stockholders’ equity	31,061			30,620

Total liabilities and stockholders’ equity	98,517			$115,207

Net interest income		1,423			$1,113

Net interest-earning assets/margin	29,496		1.50%	$29,162		1.00%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.45x			1.36x

(1)	Mortgage loans receivable include non-performing loans.

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $1,423,000 in 2008, compared to $1,113,000 in 2007. The increase in net interest income was primarily due to the effect of a $20,078,000 decrease in nonperforming loans which accounted for a 89 basis point increase in the yield on mortgage loans. This increase was partially offset by the effect of higher rate loans being repaid during 2008 as well as a reduced yield on short-term investments resulting from steadily decreasing short-term rates during 2008. The average interest rate on debentures decreased 8 basis points to 7.90% in 2008. This decrease in the rate on debentures was the result of fluctuations in the timing of debenture repayments during 2008, the emphasis being placed on repaying higher rate debentures whenever possible.

Servicing agreement income decreased to $2,897,000 in 2008, from $4,099,000 in 2007. Servicing agreement income we receive from the Bank is partially dependent upon the amount of fees the Bank collects from its borrowers. The decrease of $1,202,000 was the result of a lower level of fees being generated by our affiliate, Intervest National Bank.

Income from early repayment of mortgages increased to $793,000 in 2008, from $456,000 in 2007. The increase of $337,000 was primarily the result of lockout interest payments received in 2008 exceeding lockout interest payments received in 2007. The Company may receive lockout interest payments when the borrower prepays a loan prior to the date specified in the mortgage. In such cases the borrower pays interest from the prepayment date through the lockout date. During 2008 one borrower was locked out until maturity and was required to pay lockout interest that represented the majority of the 2008 repayment income.

Other income was relatively unchanged at $109,000 in 2008 compared to $98,000 in 2007.

The Company recorded a $307,000 credit for loan losses in 2008 compared to $1,033,000 provision for loan losses in 2007. The decrease in the provision in 2008 was primarily due to five loans with a balance of $18,378,000 that had common ownership that became nonaccrual in the third quarter of 2007. The collateral underlying these loans were sold by the bankruptcy trustee in the third quarter of 2008. The provision that was recorded when these loans were classified as nonaccrual was reversed when these loans were repaid.

Salaries and employee benefit expense increased in 2008 by $118,000 to $2,143,000 compared to $2,025,000 for 2007 due primarily to a $87,000 increase in expense related to the issuance of stock options to the Company’s staff as well as a reduction of salaries that would be deferred and amortized over the life of new loans. Since there was only one loan origination in 2008, there was very little salary deferred.

Loss on early repayment of debentures increased to $570,000 in 2008, from $25,000 in 2007, primarily due to the losses on specific high rate debentures that were redeemed prior to maturity since market condition excluded the Company from reinvesting the proceeds from maturing loans at rates in excess of the rates on the repaid debentures.

General and administrative expenses increased to $1,275,000 in 2008, from $1,033,000 in 2007, primarily due to an increase in real estate activity expense of $259,000. Real estate activities expense is comprised of expenditures consisting of real estate taxes, insurance, utilities and other charges required to protect the Company’s interest in real estate acquired through foreclosure and/or various properties collateralizing the Company’s nonaccrual loans

Occupancy expenses increased $8,000 primarily due to lease escalation payment which the Company is required to pay under the terms of the lease on our office space. The Company shares office space under an informal agreement with the Parent Company which leases the entire fourth floor consisting of, approximately 21,500 square feet of One Rockefeller Plaza in New York City. This lease expires March 2014. The Company occupied approximately one half of the space during 2008. The Company’s share of the rent and related commercial rent tax excluding lease escalation costs amounted to approximately $43,000 per month in 2008. Commencing January 1, 2009, the Company’s employees were transferred to Intervest National Bank. The rent expense for most of the space occupied by these employees will be recorded on the Bank’s income statement in 2009. Approximately $3,000 per month will be recorded as rent expense by the Company in 2009

The provision for income taxes amounted to $710,000 and $760,000 in 2008 and 2007, respectively. The provision represented 46% of pretax income for 2008 and 2007. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

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

	For the Year Ended December 31,
	2007			2006
($ in thousands)	Average Balance	Interest Inc./Exp.	Yield/ Rate	Average Balance	Interest Inc./Exp.	Yield/ Rate
Assets
Mortgage loans receivable (1)	$83,436	$6,296	7.55%	$89,908	$9,969	11.09%
Short-term investments	27,533	1,343	4.88	24,161	1,110	4.60

Total interest-earning assets	110,969	$7,639	6.88%	114,069	$11,079	9.71%

Noninterest-earning assets	4,238			4,724

Total assets	$115,207			$118,793

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$81,807	$6,526	7.98%	$88,136	$7,197	8.17%
Noninterest-bearing liabilities	2,780			2,294
Stockholders’ equity	30,620			28,363

Total liabilities and stockholders’ equity	$115,207			$118,793

Net interest income		$1,113			$3,882

Net interest-earning assets/margin	$29,162		1.00%	$25,933		3.40%

Ratio of total interest-earning assets to total interest-bearing liabilities	1.36x			1.29x

(1)	Mortgage loans receivable include non-performing loans.

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

Salaries and employee benefit expense decreased in 2007 by $782,000 to $2,025,000 in 2007 compared to $2,807,000 for 2006 due primarily to a $883,000 decrease relating to the accrual of a death benefit to the surviving spouse of the Company’s former Chairman and founder, Jerome Dansker, who passed away in August of 2006. This decrease was partially offset by $97,000 of expense for the year ended December 31, 2008 related to the issuance of stock options to the Company’s staff.

General and administrative expenses decreased to $1,058,000 in 2007, from $1,161,000 in 2006, primarily due to a $85,000 decline in the loss on early repayment of debentures. During 2007 and 2006, certain higher interest debenture issues were retired which resulted in a loss in 2007 and 2006, but will result in lower interest expense for the next several quarters.

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

Company Liquidity and Capital Resources

The Company’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures. Competitive market conditions and lower pricing for new loans has made it increasingly difficult for the Company to identify suitable mortgage investment opportunities. The Company’s loan originations have decreased significantly from its historical levels and amounted to $1,200,000 in 2008. As a result the Company has been using the proceeds from loan repayments to repay outstanding debentures. As discussed in note 6 to the financial statements, the Company has redeemed four different debenture series totaling $20,000,000 during 2009 to date. The Company has also notified holders of an additional series that debentures totaling $6,000,000 of principal will be redeemed on March 1, 2009. If current market conditions persist, additional early repayments of debentures will be considered.

The Company has relied on the issuance of its subordinated debentures in registered, best efforts offerings to the public and proceeds of loan repayments as its primary sources of funds to support its loan originations. The Company needs to pay competitive interest rates to sell its debentures and also incurs underwriting commissions and other fees when debentures are sold, which reduce the net proceeds realized. In addition to funds from sales of debentures, as the Bank’s mortgage loan portfolio has grown, service fee income received by the Company from the Bank has comprised a larger percentage of the Company’s earnings and resulting cash inflows. The Bank had a servicing agreement with Intervest Mortgage Corporation that is described in Note 10 “Related party Transactions” to the financial statements included in this report. The Company received $2,897,000 in 2008 from the Bank pursuant to the agreement. As is also described in Note 10, and in light of the significant decline in the level of the Company’s loan origination activities, the servicing agreement with Intervest National Bank has not been renewed for 2009. Rather, the Company’s employees became employees of the Bank insofar as services, including any origination services, are performed for the Company, the Company will reimburse the Bank for the cost of those services. As a result of these changes, the Company will not receive revenues for origination services after this year. The impact of any lost revenue will be mitigated or offset by the reduction in the Company’s salary and occupancy expense.

The Company’s lending business is dependent on its continuing ability to sell its debentures with interest rates that would result in a positive interest rate spread, which is the difference between yields earned on its loans and the rates paid on its debentures. As detailed in note 6 to the financial statements included elsewhere in this report, at December 31, 2008 and 2007, $40,000,000 and $76,250,000 in aggregate principal amount of the Company’s subordinated debentures were outstanding with fixed interest rates that range from 6.50% to 7.00% per annum and maturities that range from April 1, 2011 to July 1, 2014. During 2008, the Company repaid various debenture series totaling $36,250,000 A more detailed discussion of these redemptions as well as redemptions planned for 2009 can also be found in Note 6 to the financial statements in this document.

At December 31, 2008, the Company had approximately $19,949,000 in cash and cash equivalents and outstanding commitments to lend of $524,000. In addition, approximately $23,238,000 of mortgages will mature in 2009, excluding nonaccrual loans.

The Company continues to have a significant amount of its assets on a nonaccrual basis or in foreclosed property. As of December 31, 2008, 16% of its mortgage loan portfolio ($8,292,000) was on nonaccrual status and $2,327,000 was classified as foreclosed property. The nonperforming assets have adversely affected the Company’s net interest income and cash flows derived there from, and have placed a greater reliance on cash flows generated from its origination services provided to the Bank. If this level of nonaccrual loans were to increase or continue for an extended period, the Company’s ability to issue new debentures to the public and meet its debt service and operating cash flow requirements could be adversely affected. During 2008, the Company’s interest income from its accruing loan portfolio and other short term investments exceeded the interest expense from its outstanding debentures by $230,000 (excluding $1,194,000 of cash flow from the settlement of nonaccrual loans in September of 2008). As noted above, various debentures were repaid during 2008 prior to their stated maturities, which resulted in an increase in incremental net interest income per month which approximated the loss in net interest income from the repayment of mortgage loans. A loss of $570,000 from the early extinguishment was recorded during 2008, which represents the expensing of remaining related unamortized issuance costs. Additionally, as discussed in note 6 to the financial statements, various debentures have been repaid in the first quarter of 2009 prior to their stated maturities and additional repayments are scheduled for March 1, 2009. These repayments will result in approximately $147,000 of incremental interest income per month commencing in the second quarter of 2009. A loss of $1,033,000 is expected to be recorded in the first quarter of 2009 relating to the early repayment of debentures in the first quarter of 2009 resulting from the acceleration of unamortized placement costs.

The collection of nonaccrual loans is also aggressively being pursued through foreclosure actions. There can be no assurance that additional loan loss provisions, loan chargeoffs or significant expenses will not be incurred with respect to the ultimate collection of the nonaccrual loans, which collection is anticipated to be from the eventual sale of the collateral properties in most cases.

There have been historical disruptions in the financial systems during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. Although the Company does not lend in the home mortgage market, and does not invest in any collateralized debt obligations or collateralized mortgage obligations, these disruptions are likely to have some impact on all lenders in the United States including the Company.

The Company considers its current liquidity and sources of funds sufficient to satisfy its outstanding lending commitments and maturing liabilities. Management is not aware of any trends, known demand, commitments or uncertainties other than those discussed above that are expected to have a material impact on future operating results, liquidity or capital resources of the Company. However, there can be no assurances that adverse conditions may not arise in credit markets that would adversely impact the Company’s ability to raise funds through borrowings to meet its operations and satisfy its outstanding lending commitments and maturing liabilities.

Off-Balance Sheet Commitments

Commitments to extend credit amounted to $524,000 at December 31, 2008, all of which have now expired. The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2008.

		Due In
($ in thousands)	Total	2009	2010 and 2011	2012 and 2013	2014 and Later
Subordinated debentures payable	$40,000	—	8,500	21,500	10,000
Death benefit payments	908	143	311	347	107
Debenture interest payable	1,960	588	343	776	253

	$42,868	731	9,154	22,623	10,360

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

The Company’s one-year interest rate sensitivity gap decreased to a positive $23,727,000, or 31% of total assets, at December 31, 2008, compared to a positive $44,139,000, or 39%, at December 31, 2007. Additionally, nonaccrual loans are not included in the GAP analysis including $8,292,000 that matures within 12 months.

The following table summarizes information relating to the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2008, that is scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Floating-rate loans (1)	$9,399	$—	$—	$—	$9,399
Fixed-rate loans (1)	8,265	13,773	7,091	4,285	33,414

Total loans	17,664	13,773	7,091	4,285	42,813
Short-term investments	13,696	—	—	—	13,696

Total rate-sensitive assets	$31,360	$13,773	$7,091	$4,285	$56,509

Debentures payable (1)	$20,000	$—	$4,000	$16,000	$40,000
Accrued interest on debentures	1,406	—	97	457	1,960

Total rate-sensitive liabilities	$21,406	$—	$4,097	$16,457	$41,960

GAP (repricing differences)	$9,954	$13,773	$2,994	$(12,172)	$14,549

Cumulative GAP	$9,954	$23,727	$26,721	$14,549	$14,549

Cumulative GAP to total assets	13.2%	31.4%	35.4%	19.3%	19.3%

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

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and debenture issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, interest rate hedges or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2008 and 2007, which reflect changes in market prices and rates, can be found in note 14 to the condensed financial statements.

Management actively monitors and manages the Company’s interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital. For a further discussion, see the section “Asset and Liability Management.”

Item 8.	Financial Statements and Supplementary Data

Financial Statements

The following financial statements of the Company are included herein:

•	Management’s report on Internal Controls over Financial Reporting Public Accounting Firm (page 30)

•	Report of Independent Registered Public Accounting Firm (page 31)

•	Balance Sheets at December 31, 2008 and 2007 (page 32)

•	Statements of Income for the Years Ended December 31, 2008, 2007 and 2006 (page 33)

•	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006 (page 34)

•	Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006 (page 35)

•	Notes to the Financial Statements (pages 36 to 52)

•	Schedule IV – Mortgage Loans on Real Estate (pages 53 and 54)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, including safeguarding of assets as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting, including safeguarding of assets.

/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman and Chief Executive Officer
(Principal Executive Officer)
February 24, 2009

/s/ John H. Hoffmann
John H. Hoffmann, Chief Financial Officer
(Principal Financial Officer)
February 24, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder

Intervest Mortgage Corporation

New York, New York:

We have audited the accompanying consolidated balance sheets of Intervest Mortgage Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA., PC

Hacker, Johnson & Smith PA., PC
Tampa, Florida
February 24, 2009

Intervest Mortgage Corporation

Consolidated Balance Sheets

	At December 31,
($ in thousands)	2008	2007
ASSETS
Cash	$6,253	$1,394
Short-term investments	13,696	11,288

Total cash and cash equivalents	19,949	12,682
Mortgage loans receivable (net of unearned fees and discounts and allowance for mortgage loan losses)	49,950	94,117
Accrued interest receivable	218	300
Loan fees receivable	211	604
Fixed assets, net	21	41
Foreclosed real estate	2,327	—
Deferred debenture offering costs, net	1,823	3,134
Other assets	968	1,189

Total assets	$75,467	$112,067

LIABILITIES
Mortgage escrow funds payable	$800	$992
Subordinated debentures payable	40,000	76,250
Debenture interest payable at maturity	1,960	3,145
Other liabilities	963	951

Total liabilities	$43,723	$81,338

Commitments and contingencies (notes 12 and 13)

STOCKHOLDER’S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)	2,100	2,100
Class B common stock (no par value, 100 shares authorized, none issued)	—	—
Additional paid-in-capital	11,791	11,607
Retained earnings	17,853	17,022

Total stockholder’s equity	31,744	30,729

Total liabilities and stockholder’s equity	$75,467	$112,067

See accompanying notes to consolidated financial statements.

Intervest Mortgage Corporation

Consolidated Statements of Income

	Year Ended December 31,
($ in thousands)	2008	2007	2006
REVENUES
Interest and fee income on mortgages	$6,074	$6,296	$9,969
Interest income on short-term investments	499	1,343	1,110

Total interest and fee income	6,573	7,639	11,079
Servicing agreement income – related party	2,897	4,099	5,299
Income from the early repayment of mortgage loans	793	456	384
Other income	109	98	228

Total revenues	10,372	12,292	16,990

EXPENSES
Interest on debentures	4,409	5,567	6,118
Amortization of deferred debenture offering costs	741	959	1,079
(Credit) provision for loan losses	(307)	1,033	12
Salaries and employee benefits	2,143	2,025	2,807
Loss on the early extinguishment of debentures	570	25	110
General and administrative	1,275	1,033	1,051

Total expenses	8,831	10,642	11,177

Income before income taxes	1,541	1,650	5,813
Provision for income taxes	710	760	2,687

Net income	$831	$890	$3,126

See accompanying notes to consolidated financial statements.

Intervest Mortgage Corporation

Consolidated Statements of Changes in Stockholder’s Equity

	Year Ended December 31,
($ in thousands)	2008	2007	2006
CLASS A COMMON STOCK
Balance at beginning and end of year	$2,100	$2,100	$2,100

CLASS B COMMON STOCK
Balance at beginning and end of year	—	—	—

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of year	11,607	11,510	11,510
Compensation from stock warrants/options	184	97	—

Balance at end of year	11,791	11,607	11,510

RETAINED EARNINGS
Balance at beginning of year	17,022	16,132	13,006
Net income	831	890	3,126

Balance at end of year	17,853	17,022	16,132

Total stockholder’s equity at end of year	$31,744	$30,729	$29,742

See accompanying notes to consolidated financial statements.

Intervest Mortgage Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2008	2007	2006
OPERATING ACTIVITIES
Net income	$831	$890	$3,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20	21	27
(Credit) provision for loan losses	(307)	1,033	12
Amortization of deferred debenture offering costs	741	959	1,078
Compensation from stock warrants/options	184	97	—
Loss on the early extinguishment of debentures	570	25	110
Amortization of premiums, fees and discounts, net	(333)	(562)	(1,118)
Income from early repayment of mortgage loans receivable	(793)	(456)	(384)
Net (decrease) increase in mortgage escrow funds payable	(192)	(163)	86
Net (decrease) increase in debenture interest payable at maturity	(1185)	270	(1,824)
Deferred income tax (benefit)	199	(491)	(361)
Decrease (Increase) in loan exit fees receivable	393	(26)	181
Net change in all other assets and liabilities	750	162	2,611

Net cash provided by operating activities	878	1,759	3,544

INVESTING ACTIVITIES
Principal repayments of mortgage loans receivable	43,839	30,183	65,957
Originations of mortgage loans receivable	(1,200)	(48,388)	(60,522)
Purchases of fixed assets, net	—	(21)	(1)

Net cash provided by (used in) investing activities	42,639	(18,226)	5,434

FINANCING ACTIVITIES
Proceeds from issuance of debentures, net of offering costs	—	—	14,778
Principal repayments of debentures	(36,250)	(7,500)	(15,000)

Net cash (used in) financing activities	(36,250)	(7,500)	(222)

Net increase (decrease) in cash and cash equivalents	7,267	(23,967)	8,756

Cash and cash equivalents at beginning of year	12,682	36,649	27,893

Cash and cash equivalents at end of year	$19,949	$12,682	$36,649

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$5,594	$5,297	$7,943
Income taxes	397	2,148	2,385
Loans transferred to foreclosed real estate	2,299	—	—

See accompanying notes to consolidated financial statements.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

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

The company’s business has focused on the origination of first and junior mortgage loans secured by commercial and multifamily real estate, and it has also provided loan origination services to Intervest National Bank, its affiliate, through an intercompany service agreement. The Company has funded its loan originations through the issuance of subordinated debentures in public offerings. Since early 2007, competitive market conditions and lower pricing for new loans have decreased the Company’s loan originations significantly from its historical levels, and only one loan was originated in 2008. As a result the Company has been applying the proceeds from loan repayments to redeem its outstanding debentures, in many cases prior to contractual maturity. To the extent that current market conditions continue to exist, it is likely that the level of the Company’s loan originations will continue to be relatively modest, if any, and it is likely the Company will continue to apply the proceeds received from its maturing loans and the sale of loans, including sales to its affiliate, Intervest National Bank to the repayment of its outstanding debentures. The Company has sources of funds from its maturing loans sufficient to satisfy its maturing liabilities. Management will continue to closely monitor market trends to determine if additional loan originations or other real estate activities, consistent with the Company’s overall goals and objectives, are appropriate for pursuit

The Company has traditionally provided loan origination services to the Bank and has received fee income in connection with those services, which is eliminated in the consolidated financial statements. In light of the significant reduction in the Company’s business activities, effective January 1, 2009, the employees of the Company were transferred to and became employees of the Bank. They continue to perform loan origination services for the Bank consistent with past practice. Certain personnel of the Bank will administer the ongoing operations of the Company including any origination services that it may require, and the Company will reimburse the Bank for the cost of such services on a monthly basis. Effective December 31, 2008, the intercompany service agreement noted above was terminated.

Principles of Consolidation and Basis of Presentation

The financial statements include the accounts of Intervest Mortgage Corporation and its former wholly owned subsidiary, Intervest Realty Servicing Corporation, which was dissolved in 2007. The financial statements also include the accounts of Touchstone Holding LLC a 100 percent owned subsidiary established to own the Company’s interest in a foreclosed real estate property that was acquired in 2008. The Company does not have any other subsidiaries at December 31, 2008. All material intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

1.	Description of Business and Summary of Significant Accounting Policies, Continued

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, as of the date of the consolidated financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the estimated fair values of the Company’s consolidated financial instruments.

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

Allowance for Mortgage Loan Losses

The allowance for mortgage loan losses is netted against mortgage loans receivable and is increased by provisions charged to income and decreased by chargeoffs (net of recoveries). The adequacy of the allowance is evaluated monthly with consideration given to the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem mortgage loans receivable and estimates of fair value thereof; historical chargeoffs and recoveries, adverse situations which may affect the borrowers’ ability to repay, and management’s perception of the current and anticipated economic conditions in the Company’s lending areas. In addition, Statement of Financial Accounting Standards (SFAS) No. 114 specifies the manner in which the portion of the allowance for mortgage loan losses is computed related to certain mortgage loans receivable that are impaired. A loan is normally deemed

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

1.	Description of Business and Summary of Significant Accounting Policies, Continued

impaired when, based upon current information and events, it is probable the Company will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. Impaired mortgage loans receivable normally consist of mortgage loans receivable on nonaccrual status. Interest income on impaired mortgage loans receivable is recognized on a cash basis.

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in general and administrative expense in the statements of income. At December 31, 2008, the Company had $2,327,000 of foreclosed real estate. At December 31, 2007, the Company did not have any foreclosed real estate.

Deferred Debenture Offering Costs

Costs relating to offerings of debentures are amortized over the terms of the debentures. Deferred debenture offering costs consist primarily of underwriters’ commissions.

Advertising Costs

Advertising costs are expensed as incurred.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated financial statements when they are funded and related fees are recorded when incurred or received.

Recent Accounting and Regulatory Developments

SFAS 141(R) - Business Combinations. SFAS 141(R) is effective for the Company’s 2009 consolidated financial statements. SFAS 141(R) requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this statement is expected to have no effect on the Company’s consolidated financial statements.

SFAS 157 - Fair Value Measurements. On January 1, 2008, the Company adopted SFAS 157, which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of this statement had no effect on the Company’s consolidated financial statements.

The following disclosures, are included herein as a result of the adoption of SFAS 157.

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

In accordance with SFAS 157, the Company groups its assets and liabilities at fair value in three levels, based on the

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

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

Impaired Loans. Nearly all of the Company’s loans are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to recorded investment are made through specific valuation allowances that are recorded as part of the overall allowance for loan losses. Estimates of fair value is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s senior lending officer (the Chairman) related to values of properties in the Company’s market areas. This officer takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans is classified as Level 3.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value at December 31, 2008.

	Net carrying value at December 31, 2008
($ in thousands)	Total	Level 1	Level 2	Level 3	Total losses for 2008(1)
Impaired loans	$8,292	—	—	$8,292	$441
Foreclosed real estate	$2,327	—	—	$2,327	—

(1)	Represents a specific valuation allowance (included as part of the overall allowance for mortgage loan losses) for nonaccrual loans in accordance with SFAS 114.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

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

SFAS 160 - Noncontrolling Interest in Consolidated Financial Statements. In December 2007, the Financial accounting Standards Board (FASB) issued SFAS 160 and it is effective for the Company’s 2009 financial statements. Its objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. The adoption of this statement is not expected to have any effect on the Company’s consolidated financial statements.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. In March 2008, the FASB issued SFAS 161, which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 is effective for the Company in 2009. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features. The Company does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. Accordingly, the adoption of SFAS 161 is expected to have no impact on its financial statements.

FASB Staff Position No. 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position clarifies the application of SFAS 157, in determining the fair value of a financial asset when the market for that financial asset is not active. This FASB Staff Position was effective upon issuance.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

2.	Mortgage Loans Receivable

Mortgage loans receivable are summarized as follows:

	At December 31, 2008		At December 31, 2007
($ in thousands)	# of loans	Amount	# of loans	Amount
Residential multifamily mortgage loans receivable	14	$24,391	30	$65,446
Commercial real estate mortgage loans receivable	21	25,885	24	28,959
Land and land development loans receivable	1	829	2	1,638

Mortgage loans receivable	36	51,105	56	96,043

Deferred loan fees and unamortized discount		(167)		(631)

Mortgage loans receivable, net of fees and discount		50,938		95,412

Allowance for mortgage loan losses		(988)		(1,295)

Mortgage loans receivable, net		$49,950		$94,117

At December 31, 2008, the loan portfolio consisted of $46,014,000 and $5,091,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $35,284,000 of fixed-rate loans and $15,821,000 of adjustable-rate loans. At December 31, 2007, the loan portfolio consisted of $88,400,000 and $7,643,000 of first mortgage loans and junior mortgage loans, respectively. These loans were comprised of $57,411,000 of fixed-rate loans and $38,632,000 of adjustable-rate loans.

At December 31, 2008, effective interest rates on mortgages ranged from 6.34% to 13.50%, compared to 5.63% to 14.00% at December 31, 2007. Many of the mortgage loans receivable have an interest rate floor which resets upward along with any increase in the loan’s interest rate. This feature reduces the loan’s interest rate exposure in periods of declining interest rates.

During 2008, 2007 and 2006, certain mortgages were repaid in full prior to their maturity date. The prepayments resulted in the recognition of unearned fees and discounts associated with such mortgage loans receivable, as well as penalty or lockout interest from the prepayment date through the lockout date and the receipt of prepayment fees in certain cases. For 2008, 2007 and 2006, income associated with the prepayments of mortgages was $793,000, $456,000 and $384,000, respectively.

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

The geographic distribution of the properties that collateralize the loan portfolio is summarized as follows:

	At December 31, 2008		At December 31, 2007
($ in thousands)	Amount	% of Total	Amount	% of Total
New York	$40,986	80.2%	$85,236	88.8%
Florida	6,293	12.3	6,438	6.7
Illinois	1,964	3.8	1,985	2.1
New Jersey	1,659	3.3	1,659	1.7
Kentucky	—	—	494	0.5
Georgia	109	0.2	129	0.1
Connecticut	94	0.2	102	0.1

	$51,105	100.0%	$96,043	100.0%

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

2.	Mortgage Loans Receivable, Continued

The following table shows scheduled principal repayments of the loan portfolio at December 31, 2008:

($ in thousands)
Year ended December 31, 2009	$31,529
Year ended December 31, 2010	4,351
Year ended December 31, 2011	2,239
Year ended December 31, 2012 Year ended December 31, 2013	5,097 5,742
Thereafter	2,147

$51,105

At December 31, 2008, $8,200,000 of mortgage loans receivable with adjustable rates and $11,376,000 of mortgage loans receivable with fixed rates are due after one year. At December 31, 2007, $11,302,000 of mortgage loans receivable with adjustable rates and $32,122,000 of mortgage loans receivable with fixed rates were due after one year.

Nonaccrual loans decreased to $8,292,000 (16% of the Company’s portfolio) at December 31, 2008, from $28,370,000 at December 31, 2007 and are summarized as follows:

($ in thousands)
Property Type	City	State	At December 31, 2008 Principal Balance	At December 31, 2007 Principal Balance	Notes
Commercial real estate	St. Augustine	Florida	$6,034	$6,034	(1)
Multifamily real estate	New York	New York	—	4,387	(2)
Multifamily real estate	New York	New York	—	4,119	(2)
Multifamily real estate	New York	New York	—	4,178	(2)
Multifamily real estate	New York	New York	—	4,445	(2)
Multifamily real estate	New York	New York	—	1,249	(2)
Commercial real estate	Brooklyn	New York	—	2,299	(3)
Commercial real estate	Howell	New Jersey	1,659	1,659	(4)
Commercial real estate	Staten Island	New York	389	—	(5)
Commercial real estate	Yonkers	New York	210	—	(6)

			$8,292	$28,370

(1)

Represents one loan ($15.1 million) originated by the Bank which the Company owns a $6,034,000 participation. The loan is secured by a waterfront hotel, restaurant and marina resort. Foreclosure proceedings are in progress but remain stayed by reason of a bankruptcy filing.

(2)

These five loans (totaling $18,378,000) were to borrowers with common principals. These loans were repaid in September of 2008. All outstanding principal and related balances were repaid along with $1,194,000 of past due interest.

(3)

Title to the property securing this loan was acquired through a bankruptcy sale in September of 2008 and is included in foreclosed real estate in the financial statements. The Company is currently marketing the property for sale.

(4)	Placed on nonaccrual status in December, 2007. Foreclosure proceedings are in process.
(5)

Borrower has requested and the Company has agreed to the deferral of contractual loan payments through June 2009 to give the borrower time to lease vacant space at the property. The borrower will continue to make monthly escrow payments as required under first mortgage loan held by the Bank.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

2.	Mortgage Loans Receivable, Continued

(6)	Placed on nonaccrual status in November, 2008. Foreclosure proceedings are in process

Nonaccrual loans are considered impaired under the criteria of SFAS No.114 “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15”. The Company’s recorded investment in these impaired loans was $7,884,000 and $28,429,000 at December 31, 2008 and December 31, 2007, respectively. At December 31, 2008, nonaccrual loans had a specific valuation allowance of $411,000 (included as part of the overall allowance for loan losses) in accordance with SFAS 114. A specific valuation allowance was not maintained at any time during 2007. Estimated loan-to-value ratios, net of specific valuation allowances on nonaccrual (impaired) loans ranged from 65% to 99% at December 31, 2008. At December 31, 2008 and 2007, there were no other loans classified as impaired.

Loans totaling $1,964,000 and $839,000 were classified as ninety days past due and still accruing interest at December 31, 2008 and 2007 respectively. The loan that was ninety days past due and still accruing interest at December 31, 2008 continues to be current with its monthly payments. The borrower has provided the Company with a contract for sale of the property and it is anticipated that this loan will be repaid in the first half of 2009. The loan that was ninety days past due and still accruing interest at December 31, 2007 was paid in full as the result of a refinancing by the Bank.

At December 31, 2008, the Company had $2,327,000 of foreclosed real estate. This consists of one property, a commercial property in Brooklyn, New York that was acquired during the third quarter of 2008. The Company did not own foreclosed real estate at any time during 2007. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in general and administrative expense in the statements of income. There was no valuation allowance for foreclosed properties at anytime during 2008.

In the first quarter of 2009 the company sold five loans with an aggregate principal balance of $12,035,000 to Intervest National Bank. These loans had interest rate between 6.5% and 7.25 % and were sold at par. The Company will absorb the legal costs of closing these sales. The proceeds from these sales were used to repay debentures as further described in footnote 6.

3.	Allowance for Mortgage Loan Losses

Activity in the allowance for mortgage loan losses is summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2008	2007	2006
Balance at beginning of year	$1,295	$262	$250
(Credit) provision for loan losses	(307)	1,033	12

Balance at end of year	988	$1,295	$262

The allowance for loan losses amounted to $988,000 at December 31, 2008, compared to $1,295,000 at December 31, 2007. The decrease primarily related to five loans with balances of $18,378,000 that had

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

3.	Allowance for Mortgage Loan Losses, continued

common ownership that became nonaccrual in 2007. The collateral underlying these loans were sold by the bankruptcy trustee in the third quarter of 2008. The provision that was recorded when these loans were classified as nonaccrual in 2007 was reversed when these loans were repaid in the third quarter of 2008.

4.	Fixed Assets

Fixed assets are summarized as follows:

	At December 31,
($ in thousands)	2008	2007
Furniture, fixtures and equipment	$51	$55
Automobile	—	43

Total cost	51	98

Less accumulated deprecation	(30)	(57)

Fixed assets, net	$21	$41

5.	Deferred Debenture Offering Costs

Deferred debenture offering costs are summarized as follows:

	At December 31,
($ in thousands)	2008	2007
Deferred debenture offering costs	$3,299	$6,025
Less accumulated amortization	(1,476)	(2,891)

Deferred debenture offering costs, net	$1,823	$3,134

6.	Subordinated Debentures Payable

The following table summarizes debenture payable.

($ in thousands)		At December 31, 2008	At December 31, 2007
Series 01/17/02 – interest at 7 3/4 % fixed	- due October 1, 2009	$—	$2,250
Series 08/05/02 –interest at 7 3/4% fixed	- due January 1, 2010	—	3,000
Series 01/21/03 – interest at 7% fixed	- due July 1, 2008	—	3,000
Series 01/21/03 – interest at 7 1/4 % fixed	- due July 1, 2010	—	3,000
Series 07/25/03 – interest at 6 3/4% fixed	- due October 1, 2008	—	3,000
Series 07/25/03 – interest at 7% fixed	- due October 1, 2010	—	3,000
Series 11/28/03 – interest at 6 1/2% fixed	- due April 1, 2009	—	3,500
Series 11/28/03 – interest at 6 3/4 % fixed	- due April 1, 2011	—	4,500
Series 06/07/04 – interest at 6 1/2% fixed	- due January 1, 2010	—	4,000
Series 06/07/04 – interest at 6 3/4 % fixed	- due January 1, 2012	5,000	5,000
Series 03/21/05 – interest at 6 1/4 % fixed	- due April 1, 2009	—	3,000
Series 03/21/05 – interest at 6 1/2% fixed	- due April 1, 2011	4,500	4,500
Series 03/21/05 – interest at 7% fixed	- due April 1, 2013	6,500	6,500
Series 08/12/05 – interest at 6 1/4 % fixed	- due October 1, 2009	—	2,000
Series 08/12/05 – interest at 6 1/2% fixed	- due October 1, 2011	4,000	4,000
Series 08/12/05 – interest at 7% fixed	- due October 1, 2013	6,000	6,000
Series 06/12/06 – interest at 6 1/2 % fixed	- due July 1, 2010	—	2,000
Series 06/12/06 – interest at 6 3/4% fixed	- due July 1, 2012	4,000	4,000
Series 06/12/06 – interest at 7% fixed	- due July 1, 2014	10,000	10,000

		$40,000	$76,250

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

6.	Subordinated Debentures Payable, Continued

-	On April 1, 2008, the Company’s Series 1/17/02 debentures, due October 1, 2009, were repaid for $2,250,000 of principal and $90,000 of accrued interest.

-	On April 1, 2008, the Company’s Series 8/5/02 debentures, due January 1, 2010, were repaid for $3,000,000 of principal and $353,000 of accrued interest.

-	On April 1, 2008, the Company’s Series 1/21/03 debentures, due July 1, 2008, were repaid for $3,000,000 of principal and $53,000 of accrued interest.

-	On August 1, 2008, the Company’s Series 7/25/03 debentures, due October 1, 2008, were repaid for $3,000,000 of principal and $17,000 of accrued interest.

-	On September 1, 2008, the Company’s Series 1/21/03 debentures, due July 1, 2010, were repaid for $3,000,000 of principal and $36,000 of accrued interest.

-	On September 1, 2008, the Company’s Series 11/28/03 debentures, due April 1, 2009, were repaid for $3,500,000 of principal and $213,000 of accrued interest.

-	On September 1, 2008, the Company’s Series 3/21/05 debentures, due April 1, 2009, were repaid for $3,000,000 of principal and $130,000 of accrued interest.

-	On November 1, 2008, the Company’s Series 7/25/03 debentures, due October 1, 2010, were repaid for $3,000,000 of principal and $17,000 of accrued interest.

-	On November 1, 2008, the Company’s Series 6/07/04 debentures, due January 1, 2010, were repaid for $4,000,000 of principal and $237,000 of accrued interest.

-	On November 1, 2008, the Company’s Series 11/28/03 debentures, due April 1, 2011, were repaid for $4,500,000 of principal and $304,000 of accrued interest.

-	On November 1, 2008, the Company’s Series 8/12/05 debentures, due October 1, 2009, were repaid for $2,000,000 of principal and $62,000 of accrued interest.

-	On November 1, 2008, the Company’s Series 6/12/06 debentures, due July 1, 2010, were repaid for $2,000,000 of principal and $53,000 of accrued interest.

-

On January 1, 2009, the Company’s Series 3/21/05 debentures, due April 1, 2011, were repaid for $4,500,000 of principal and $237,000 of accrued interest. The Company will recognize a loss on early disposition of debentures of $118,000 resulting from the acceleration of deferred offering costs

-

On February 1, 2009, the Company’s Series 3/21/05 debentures, due April 1, 2013, were repaid for $6,500,000 of principal and $238,000 of accrued interest. The Company will recognize a loss on early disposition of debentures of $305,000 resulting from the acceleration of deferred offering costs

-

On February 1, 2009, the Company’s Series 8/12/05 debentures, due October 1, 2011, were repaid for $4,000,000 of principal and $168,000 of accrued interest. The Company will recognize a loss on early disposition of debentures of $125,000 resulting from the acceleration of deferred offering costs

-

On February 1, 2009, the Company’s Series 6/07/04 debentures, due January 1, 2012, were repaid for $5,000,000 of principal and $237,000 of accrued interest. The Company will recognize a loss on early disposition of debentures of $174,000 resulting from the acceleration of deferred offering costs

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

6.	Subordinated Debentures Payable, Continued

Interest is paid quarterly on the Company’s debentures except for the following series, all of which accrue and compound interest quarterly, with such interest due and payable at maturity: $,680,000 of Series 6/7/04; $1,470,000 of Series 3/21/05; $1,520,000 of Series 8/12/05; and $1,930,000 of Series 6/12/06.

The Company’s debentures may be redeemed at its option at any time, in whole or in part. These redemptions would be for face value. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities of debentures as of December 31, 2008 are summarized as follows:

($ in thousands)	Principal	Accrued Interest
Year ending December 31, 2009	$—	$588
Year ending December 31, 2010	—	—
Year ending December 31, 2011	8,500	343
Year ending December 31, 2012	9,000	334
Thereafter	22,500	695

	$40,000	$1,960

The Company has notified holders of Series 8/12/05 debentures due to mature on October 1, 2013 that these debentures will be redeemed on March 1, 2009. At that time, $6,000,000 of principal, $203,000 of accrued interest and $72,000 of interest for the period January 1, 2009 through February 28, 2009 will be paid to the holders of these debentures. The Company will recognize a loss on early disposition of debentures of $311,000 resulting from the acceleration of deferred offering costs.

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

The Company sponsors tax-qualified, profit sharing plans in accordance with the provisions of Section 401(k) of the Internal Revenue Code, whereby eligible employees meeting certain length-of-service requirements may make tax-deferred contributions up to certain limits. The Company makes discretionary matching contributions up to 3% of employee compensation, which vest to the employees over a period of time. Total cash contributions to the plan for 2008, 2007 and 2006 were $41,000, $33,000 and $24,000, respectively. All employees will be transferred to the Bank commencing January 1, 2009 and will continue to participate in the profit sharing plans.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

9.	Rental Expense

The Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company’s lease expires March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent. Beginning in January of 2009, the Company will be reimbursing the Parent Company $3,000.00 per month through the remainder of the lease in 2014.

Total rent expense amounted to $512,000 in 2008, $502,000 in 2007 and $469,000 in 2006.

10.	Related Party Transactions

From time to time, the Company participates with Intervest National Bank (a wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $6,034,000 participation outstanding with the Bank at both December 31, 2008 and 2007.

The Company had a servicing agreement with the Bank to provide origination services which include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process. The Company earned $2,897,000, $4,099,000 and $5,299,000 for the years ended 2008, 2007 and 2006, respectively, in connection with this servicing agreement. Such services were performed by Company personnel and the expenses associated with the performance of such services are borne by the Company.

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

The Company has interest-bearing and noninterest-bearing deposit accounts with Intervest National Bank totaling $10,687,000 at December 31, 2008, and $8,191,000 at December 31, 2007. The Company received interest income of $377,000, $452,000 and $555,000 for the years ended 2008, 2007 and 2006, respectively, in connection with such deposits. These amounts are included in interest income in the statements of income.

Intervest Securities Corporation, an affiliate until it was dissolved in October 2007, received commissions and fees aggregating $50,000 in 2006 in connection with its participation as a selected dealer in the placement of subordinated debentures of the Company. No such fees were paid to Intervest Securities Corporation during 2008 and 2007.

The Company paid fees of $9,000 in 2008, $11,000 in 2007 and $88,000 in 2006 for legal services rendered by a law firm, a partner of which is a director of the Company. The Company paid commissions and fees in connection with the placement of debentures aggregating $0 in 2008, $0 in 2007 and $530,000 in 2006 to Sage, Rutty & Co., Inc, a broker/dealer, a principal of which is a director of the Company. These amounts do not include commissions reallocated by Sage, Rutty & Co., Inc. to other brokers/dealers participating in the placement of the Company’s debentures.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

10.	Related Party Transactions, Continued

The Company will reimburse the Parent Company for its leased space as follows: $24,000 in 2009; $24,000 in 2010; $24,000 in 2011; $24,000 in 2012; $24,000 in 2013 and $10,000 in 2014 for an aggregate amount of $130,000.

The Company has a management agreement with its Parent, that is reviewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning and intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $150,000 to the Parent Company in each of the years 2008, 2007 and 2006.

Of the Company’s ten (10) second mortgages, eight (8) totaling $3,625,000 are junior to the loans held by the Bank.

11.	Income Taxes

The Company files consolidated Federal and combined New York State and New York City income tax returns with its Parent Company on a calendar year basis. Income taxes are provided as if the Company filed a separate tax return.

At December 31, 2008 and 2007, the Company’s net deferred tax asset was $965,000 and $1,164,000, respectively, which is included in other assets on the balance sheets. The asset relates to the unrealized benefit for net temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available evidence. Management concluded that a valuation allowance was not necessary at any time in 2008, 2007 or 2006.

Allocation of federal, state and local income taxes between current and deferred portions is as follows:

($ in thousands)	Current	(Benefit) Deferred	Total
Year Ended December 31, 2008:
Federal	$324	$152	$476
State and Local	187	47	234

	$511	$199	$710

Year Ended December 31, 2007:
Federal	$792	$(374)	$418
State and Local	459	(117)	342

	$1,251	$(491)	$760

Year Ended December 31, 2006:
Federal	$1,912	$(273)	$1,639
State and Local	1,136	(88)	1,048

	$3,048	$(361)	$2,687

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

11.	Income Taxes, Continued

The components of the deferred tax benefit are summarized as follows:

	For the Year Ended December 31,
($ in thousands)	2008	2007	2006
Deferred loan fees and discount	$92	$15	$—
Allowance for loan losses	143	(475)	(6)
Depreciation	11	(17)	—
Deferred compensation	37	31	(355)
Stock based compensation	(84)	(45)

	199	(491)	$(361)

The tax effects of the temporary differences that give rise to the deferred tax asset are summarized as follows:

		At December 31,
($ in thousands)		2008	2007
Attributable to:	Deferred loan fees and discount	$36	$129
	Allowance for loan losses	454	596
	Deferred Compensation	340	377
	Stock based compensation	129	45
	Depreciation	6	17

		$965	$1,164

Reconciliation between the statutory federal income tax rate and the Company’s effective tax rate follows:

	For the Year Ended December 31,
	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes rate, net of federal benefit	11.1	11.1	11.2

	46.1%	46.1%	46.2%

12.	Commitments and Contingencies

The Company issues commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to extend credit amounted to $524,000 at December 31, 2008, all of which have expired.

The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as foreclosure proceedings. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company.

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

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

In connection with this contractual obligation, death benefit expense of $53,000, $58,000 and $941,000 were recorded in 2008, 2007 and 2006 respectively. The Company is obligated to pay $1,200,000 to our former chairman’s spouse through June 30, 2014. The difference between the estimated net present value and the total payments will be recorded as interest expense in future periods through June 30, 2014 and included as a component of our benefit expenses. As of December 31, 2008, the total remaining payments due are as follows: $143,000 in 2009, $151,000 in 2010, $160,000 in 2011, $169,000 in 2012, $178,000 in 2013 and $107,000 in 2014 for an aggregate amount of $908,000. At December 31, 2008 and 2007 accrued death benefit payable amounted to $740,000 and $822,000 respectively.

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

The carrying and estimated fair values of the Company’s financial instruments are as follows:

	At December 31, 2008		At December 31, 2007
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$19,949	$19,949	$12,682	12,682
Mortgage loans receivable, net	49,950	52,285	94,117	97,744
Accrued interest receivable	218	218	300	300
Financial Liabilities:
Debentures payable plus accrued interest	41,960	43,482	79,395	80,141
Off balance sheet instruments:
Commitments to lend	5	5	6	6

Intervest Mortgage Corporation

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2008, 2007 and 2006

14.	Estimated Fair Value of Financial Instruments, Continued

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

INTERVEST MORTGAGE CORPORATION

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

As of DECEMBER 31, 2008

	Description	Stated Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Balloon Payment At Maturity	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest	Prepayment Penalty/ Other Fees(Note)
	Commercial First Mortgage
	Garage
1469 39th Street	New York, NY	8.25%	01/01/11	M		$299,136.33	$322,000	$320,000		Not prepayable until 10/01/09, then 1% or 31 days interest

	Hotel & Marina
								—
Conch House Hotel and Marina	St. Augustine, FL	9.25%	04/01/07	M		6,033,737.52	6,034,000	6,034,000	6,033,738	2% of original balance
4650 Rt 9, NJ	Howell, New Jersey	9.50%	04/01/08	M		1,647,451.85	1,659,000	1,650,000	1,659,321	1% or 31 days

	Office
104 Main St (DIME SAVINGS)	New City, New York	6.20%	12/08/10	Y		38,753.45	57,000	52,000		none
							—
340-348 Great Neck Rd,	Great Neck, New York	7.50%	07/01/10	M		1,362,977.31	1,472,000	1,456,000		Prepayable any time.
53-55 Watermill Lane	Great Neck, NY	7.000%	06/01/17	M		1,731,912.58	2,147,000	2,120,000		Not prepayable until 6/1/09, then 3% untill 6/1/2010, 2% untill 6/1/2011, 1% untill 6/1/2012, 5% untill 6/1/2013.

	Restaurant
6623 Tara Blvd	Jonesboro, Georgia	8.50%	04/01/13	M		2,968.13	109,000	101,000		none

	Retail
2241 Southern Blvd	Bronx, New York	7.00%	12/01/08	M		1,745,571.53	1,742,000	1,742,000		Prepayable anytime 1%
137-42 Guy R Brewer Blvd	Jamaica, NY	6.50%	10/01/09	M		1,225,035.29	1,235,000	1,232,000		Prepayable anytime, interest guarantee date 6/1/09, then 0.5%
145-82Farmers Blv aka 145-72GuyR Brewer	Jamaica, NY	7.00%	09/01/09	M		1,767,816.10	1,780,000	1,780,000		1%
1150 W carl sandburg drive	Galesburg, Illinois	6.50%	08/01/08	M		1,972,731.48	1,964,000	1,964,000		None
5001-5005 Church Avenue	Brooklyn, New York	6.00%	04/01/09	M		1,844,185.15	1,852,000	1,851,000		1/4%

	Warehouse
1560 62nd Street	Brooklyn, NY	6.875%	11/01/12	M		733,392.90	787,000	783,000		Prepayable anytime 4% prior to 11/1/09, then 3% on or after 11/1/09, 2% on or after 11/1/10, 0.5% on or after 11/1/11.

	Land Acquisition First Mortgages
	Land
222-226 East 111th St	New York, New York	8.25%	05/01/10	M		816,481.08	830,000	828,000		1% or 31 days interest

	Residential First Mortgages
	Rental Apartments Building
2816 Heath Avenue	Bronx, New York	12.75%	01/01/11	M		7,074.38	327,000	327,000		no prepayment permitted
3150 Rochambeau Avenue	Bronx, New York	13.50%	11/01/13	M		2,755,264.44	3,604,000	3,604,000		no prepayment permitted
31 East 38th Street	New York, New York	6.625%	06/01/13	M		1,872,797.35	2,029,000	2,019,000		1% or 31 days interest
154 Huron Street	Brooklyn, New York	6.50%	10/01/11	M		564,919.90	601,000	599,000		3% until 10/1/09, 2% until 10/1/10, then 1/2%
518 Graham Avenue	Brooklyn, New York	7.25%	02/01/09	M		2,156,969.73	2,159,000	2,158,000		Prepayable anytime, interest guarantee date 5/1/08
260 West 73rd Street	New York, New York	7.000%	08/01/10	M		1,959,656.06	1,993,000	1,983,000		0.75% untill 2/1/09, then 0.5% there after.
166-168 East 104th Street	New York, New York	6.75%	09/01/09	M		1,765,007.36	1,778,000	1,773,000		Prepayable any time.
213 West 28th Street	New York, New York	7.25%	09/01/09	M		3,471,657.64	3,492,000	3,482,000		0.5%
304 Boerum Street	Brooklyn, New York	7.00%	10/01/09	M		1,943,572.45	1,967,000	1,960,000		Not prepayable until 4/1/09, then 0.5%
2264-66 Frederick Douglas Blvd	New York, New York	7.00%	12/12/08	M		2,217,000.00	2,217,000	2,217,000		Prepayable anytime, interest is guaranteed through maturity
78 West 3rd Street	New York, New York	6.500%	10/01/12	M		2,540,041.96	2,665,000	2,656,000		Prepayable in full anytime, partial prepayable interest guarantee date 10/1/08

INTERVEST MORTGAGE CORPORATION

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

As of DECEMBER 31, 2008

	Description	Stated Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Balloon Payment At Maturity	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest	Prepayment Penalty/ Other Fees (Note)
	Commercial Second Mortgage
	Office
2nd Mtg-3480-8 Boston Post Road	Bronx, New York	9.00%	03/01/09	M	644,374	182,996.72	183,000	183,000		Prepayable anytime, 1%
2nd Mtg-120 Stuyvesant Place	Staten Island, NY	10.25%	06/01/09	M	5,761,372	384,477.62	388,000	387,000	388,000	1% or 31 days interest
2nd Mtg-70 Ashburton Av&166 B’way	New York, New York	11.50%	12/01/08	M	2,643,522	209,621.15	210,000	210,000	210,000	1% or 31 days interest
2nd Mtg - 158-14 Northern Boulevard	Flushing, NY	9.25%	01/01/12	M	6,042,228	1,530,903.05	1,645,000	1,633,000		1% or 31 days interest

	Retail
2Mtg-345-357 W Main St.	Waterbury, CT	11.75%	03/01/09	M	738,599	92,421.55	94,000	94,000		1%
2nd mtg -5001-5005 Church Avenue	Brooklyn, NY	7.50%	04/01/09	M	1,852,434	475,877.90	478,000	478,000		1/4%
2nd Mtg-117-27Farmers Blvd	St Albans,NY	7.500%	06/08/11	M	800,000	950,394.13	988,000	979,000		Prepayable anytime, 2% prior to 12/1/09, then 1% prior to 12/1/10, 0.5% there after.
751A-759A Nostrand Ave	Brooklyn, NY	7.00%	12/01/09	M		1,185,022.60	1,191,000	1,180,000		Prepayable anytime, 1%.

	Warehouse
2nd Mtg-260 Moore St.,	Brooklyn, NY	11.75%	03/01/09	M	4,141,218	329,240.52	334,000	333,000		1% or 31 days interest

	Residential Second Mortgages
	Rental Apartments Building							—
2 Mtg-168-36 88th Ave.,	Jamaica, NY	12.25%	04/01/09	M	4,405,517	502,717.00	513,000	512,000		1% or 31 days interest
2Mtg-110 NE 19th,	Deerfield Beach, Florida	10.75%	05/01/09	M	971,696	254,792.36	259,000	258,000		1%

		Total			$28,000,960	$48,574,576.57	$51,105,000	$50,938,000	$8,291,059

Notes:

(Y)	Yearly principal and interest payments

(M)	Monthly principal and interest payments

Note: Percentages indicated are on original loan balances unless otherwise stated

Note: 31 days interest is on original loan balance unless otherwise stated

The following summary reconciles mortgages receivable at their carrying value

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Balance at beginning of period	$94,117,000	$76,899,000	$82,214,000
Additions during period
Mortgages originated and acquired	1,200,000	48,388,000	60,502,000
Deductions during period
Collections of principal, net of amortization of fees and discounts	(45,674,000)	(30,137,000)	(65,805,000)
Change in allowance for loan losses	307,000	(1,033,000)	(12,000)

Balance at end of period	$49,950,000	$94,117,000	$76,899,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

The Company’s management evaluated, with the participation of its Principal Executive and Financial Officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Principal Executive and Financial Officers have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2008.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The current Directors and Executive Officers of the Company are as follows:

Michael A. Callen, age 68, serves as our Director since May 1994. Mr. Callen received a Bachelor of Arts degree from the University of Wisconsin in Economics and Russian. Since January 15, 2008, Mr. Callen serves as Chairman of the Board of Ambac Financial Group Inc., a leading provider of financial guarantees to the structured, asset-backed and mortgage-backed securities sectors. Mr. Callen has been a director of Ambac since 1991. Mr. Callen has also been President of Avalon Argus Associates, a financial consulting firm, since 1996. From April 1993 to April 1996, Mr. Callen was Senior Advisor, The National Commercial Bank, Jeddah, Kingdom of Saudi Arabia. He was an independent consultant from January 1992 until June 1993, and an Adjunct Professor at Columbia University Business School during 1992. He was a Director of Citicorp and Citibank and a Sector Executive at Citicorp, responsible for corporate banking activities in North America, Europe and Japan from 1987 to January 1992.

Lowell S. Dansker, age 58, has served as Chairman of the Board of Directors, Chief Executive Officer, President and Chairman of the Executive Committee of Intervest Mortgage Corporation since August 2006. He previously served as Vice Chairman of the Board of Directors, President, Treasurer and member of the Executive Committee of Intervest Mortgage Corporation, except for Vice Chairman, since incorporation in 1987. Mr. Dansker served as Vice Chairman from October 2003 to August 2006. Mr. Dansker also serves as: the Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive and Loan Committees of Intervest National Bank; Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive Committee of Intervest Bancshares Corporation; and as an Administrator of Intervest Statutory Trust II thru V. Mr. Dansker received a Bachelor of Science in Business Administration from Babson College and a Law degree from the University of Akron School of Law and has been admitted to practice in New York, Ohio, Florida and the District of Columbia.

Paul R. DeRosa, age 67, serves as a Director of the Company, and has served in such capacity since February 2003. Mr. DeRosa received a Bachelor of Arts degree in Economics from Hobart College and a Ph.D degree in Economics from Columbia University. Mr. DeRosa has been a principal of Mt. Lucas Management Corporation, an asset management firm where he is responsible for management of fixed income investments of that firm’s Peak Partners Hedge Fund, and has served in that capacity since 1998. Since June, 2008, Mr. DeRosa serves as a director of Ambac Financial Group Inc., a leading provider of financial guarantees to the structured asset-backed and mortgage-backed securities sector. He was an Officer of Eastbridge Holdings Inc., a bond and currency trading firm, from 1988 to 1998 and served as its Chief Executive Officer from 1995 to 1998. Mr. DeRosa is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

Stephen A. Helman, age 69, has served as a Director since (December 2003), and as Vice President and Secretary of Intervest Mortgage Corporation since February 2006 and a member of the executive committee of the Company since August, 2006. Mr. Helman is also a Vice President and Director of Intervest National Bank and a Vice President, Secretary and Director of Intervest Bancshares Corporation and as an Administrator of Intervest Statutory V. Mr. Helman received a Bachelor of Arts degree from the University of Rochester and a law degree from Columbia University. Mr. Helman has been an attorney practicing for more than 25 years.

Wayne F. Holly, age 52, serves as a Director of the Company and has served in such capacity since June 1999. Mr. Holly received a Bachelor of Arts degree in Economics from Alfred University. Mr. Holly is Chairman and President of Sage, Rutty & Co., Inc., a diversified financial services firm that is a member of the NASD. Mr. Holly has been an officer and director of Sage, Rutty & Co., Inc. since 1993. Mr. Holly is also a Director of Intervest Bancshares Corporation and Intervest National Bank and a member of the executive committee of Intervest National Bank.

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

Thomas E. Willett, age 61, serves as a Director of the Company, and has served in such capacity since March 1999. Mr. Willett received a Bachelor of Science Degree from the United States Air Force Academy and a law degree from Cornell University School of Law. Mr. Willett has been a partner of Harris Beach PLLP, a law firm in Rochester, New York, since 1986 and is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

David J. Willmott, age 70, serves as a Director of the Company, and has served in such capacity since March 1994. Mr. Willmott is a graduate of Becker Junior College and attended New York University Extension and Long Island University Extension of Southampton College. Mr. Willmott is the Editor and Publisher of Suffolk Life Newspapers, which he founded more than 45 years ago. Mr. Willmott is also a Director of Intervest Bancshares Corporation and Intervest National Bank.

Wesley T. Wood, age 65, serves as a Director of the Company, and has served in such capacity since March 1994. Mr. Wood received a Bachelor of Science degree from New York University, School of Commerce. Mr. Wood is a director and President of Marketing Capital Corporation, an international marketing consulting and investment firm which he founded in 1973. He is also a Director of Intervest

Bancshares Corporation and Intervest National Bank, and Chairman of the Compensation Committee of Intervest Bancshares Corporation and Intervest National Bank as well as an Advisory Board Member of The Center of Direct Marketing at New York University, a member of the Advisory Trustees at Fairfield University in Connecticut, and a Trustee of St. Dominics R.C. Church in Oyster Bay, New York.

John H. Hoffmann, age 57, has served as Vice President and Controller of Intervest Mortgage Corporation and has served in such capacities since August 2002 and October 2000, respectively. Mr. Hoffmann received a B.B.A. degree from Susquehanna University and is a Certified Public Accountant. Mr. Hoffmann has over 20 years of banking experience. Prior to joining the Company, Mr. Hoffmann served as Accounting Manager for Smart World Technologies from 1998 to 2000 and Vice President of Mortgage Accounting for The Greater New York Savings Bank from 1987 to 1997.

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

DIRECTOR COMPENSATION

All of our directors are also directors of our Parent Company. Except as described in the notes to the table that follows, all of our Parent Company’s directors receive fees for attending meetings of each Board and their respective Committees. The fees are evaluated and adjusted periodically by the Board of Directors based on the recommendation of our Parent Company’s Compensation Committee.

The fees payable to our directors are noted in the table that follows:

Amount Per Meeting Attended
Chairman of all Boards of Directors (1)	$4,000
Other members of all Boards of Directors (1) (3)	$1,250
Chairman of all Board Committees (2)	$1,000
Other members of all Board Committees (2) (3)	$750

(1)	The same fee is also paid for each Board meeting of Interest Bancshares Corporation attended by directors.
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

(3)	Mr. Stephen A. Helman does not receive any compensation for attending any meetings.

The following table sets forth information concerning all compensation awarded to, earned by or paid to our non-employee directors in 2008.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2) (3)	Non-Equity Incentive Plan Comp.	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Comp.	Total
Michael A. Callen	$7,500	—	$11,011	—	—	—	$18,511
Paul R. DeRosa	$8,100	—	$11,511	—	—	—	$19,611
Wayne F. Holly	$7,500	—	$10,010	—	—	—	$17,510
Lawton Swan, III	$7,500	—	$10,511	—	—	—	$18,911
Thomas E. Willett	$7,500	—	$10,010	—	—	—	$17,510
David J. Willmott	$7,500	—	$10,511	—	—	—	$18,011
Wesley T. Wood	$8,100	—	$11,011	—	—	—	$19,111

(1)	Represent fees paid in cash to directors for attending board and committee meetings.
(2)

Options were awarded to all directors on December 11, 2008 and December 13, 2007 pursuant to our Parent Company’s Long-Term incentive Plan. In 2008, Directors received options to acquire shares of our Class A common stock at an exercise price of $7.50 per share in 2008 and $17.10 per share in 2007. The number of options awarded for each grant was identical and are as follows: Mr. Callen 6,600; Mr. DeRosa 6,900; Mr. Holly 6,000; Mr. Swan 6,300; Mr. Willett 6,000; Mr. Willmott 6,300; and Mr. Wood 6,600. Half of these awards were allocated to Intervest Mortgage Corporation.

At December 31, 2008, the 2008 options are 100% vested and exercisable, and the 2007 options are 66.67% vested and exercisable and the remainder (33.33%) becomes vested and exercisable on December 13, 2009. All the options awarded expire upon the earlier of 10 years following the date of grant or one year following the date the executive ceases to be our employee by reason of disability or death or ninety days if such termination is for a reason other than by death or disability.

For purposes of the table above, the total value of the option awards presented is calculated by multiplying the number of vested options as of December 31, 2008 by the estimated fair value of each option (which was estimated to be $1.63 for the 2008 grant and $5.12 for the 2007 grant). The value of each option was calculated pursuant to the Black-Scholes option valuation formula.

(3)

Mr. Dansker and Mr. Helman are employee directors who also received awards of stock options for their service as directors, the amount and value of which is reflected in the “Executive Compensation Summary Table” set out below. Mr. Dansker also receives director and committee fees, the amount of which is also reflected in such table.

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

Equity incentives had in the past been granted to our former Chairman and certain executive officers. In 2006, the stockholders of our Parent Company approved our Parent Company’s 2006 Long Term Incentive Plan. The Plan allows the Compensation Committee to make various awards, including stock options and other forms of long-term incentives to those key employees of our Parent Company and its subsidiaries, including the Company, who may be selected by the Compensation Committee. We believe that implementation of this Plan will help us to continue to attract and retain employees by providing us with the flexibility to award incentives to achieve our long range goals. Awards under this Plan will constitute longer term variable compensation which will reward effective long term management decision making. The Compensation Committee made use of information from a consultant retained in 2007 concerning equity incentives, including, among other things, advice about the role of equity incentives as a component of overall compensation and data concerning the relative size of awards made to similarly situated executives in comparable companies. After considering the recommendations of the consultant with respect to individual awards to be made to the executive officers of the Parent Company and its subsidiaries, stock options in the amounts set out in this report were granted to the executive officers of the Company on December 31, 2008. These options have a term of ten years, vest immediately, and were granted at $7.50 per share for the Parent Company’s Class A Common Stock. Stock options in the amounts set out in this report were granted to the executive officers of the Company on December 11, 2008. These options have a term of ten years, are immediately exercisable, and were granted at an exercise price that was higher than the closing price of Parent Company’s Class A Common Stock on the grant date. We expect that awards under the Long Term Incentive Plan will constitute an additional element of executive officer compensation in future years.

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

Perquisites and other benefits have not represented a significant part of total compensation for any of our officers, and are usually made available to a limited number of officers. The primary perquisites are the expense reimbursement allowance granted to our chief executive officer. The portion of the allowance that is paid by us is presently in the amount of $435 per month and was established as a reasonable estimation of the normal, recurring expenses likely to be incurred by him in performing his duties. He is also entitled to the unlimited use of a car at our expense.

The Compensation Committee reviewed all of the components of our Chairman’s compensation, including base salary, bonuses and benefits for 2008. From a financial perspective, 2008 was another year of challenges and the Company believes that the executive management continued to demonstrate skilled and effective management and a dedicated work ethic in: executing the Company’s business strategy, in managing the Company’s financial issues, in managing the Company’s loan portfolio, in dealing with the downturn in the economy and in dealing with an even more competitive lending environment.

Based on its review of all relevant factors and in light of the impact of the economic slowdown on the Company’s financial results, the Compensation Committee did not recommend additional incentive compensation for Lowell Dansker other than the equity incentives granted by our Parent Company. We believe that the aggregate compensation paid to our executive officers during 2008 was reasonable and not excessive.

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

In connection with the foregoing contractual obligations, we recorded a death benefit payable and corresponding expense of $53,000 and $58,000 in 2008 and 2007 respectively. That amount represents the estimated net present value of the total remaining monthly death benefit payments of $908,000 that are payable by us to our former chairman’s spouse through June 30, 2014. The difference between the estimated net present value and the total payments will be recorded as interest expense in future periods through June 30, 2014 and included as a component of our benefit expenses. As of December 31, 2008, the total remaining payments due from us are as follows: $143,000 in 2009, $151,000 in 2010, $159,000 in 2011, $169,000 in 2012, $178,000 in 2013 and $108,000 in 2014. In the event of the death of the former chairman’s spouse before the end of that term, any remaining payments will be paid in a lump sum to her estate. In addition, the employment agreements also require us to provide his spouse with medical insurance and reimbursement of any uninsured medical expenses for which the cost to us was approximately $243, $226, and $206 per month in 2008, 2007 and the last four months of 2006 respectively. In addition, Mr. Jerome Dansker’s spouse is entitled to the use of the Company’s car and driver during her lifetime; the aggregate cost of which, is approximately $45,000 per year.

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

Changes in Executive Compensation Programs. The discussion above relates to our recent practices, and most particularly those used in the most recent fiscal year. The Compensation Committee continues to evaluate the executive compensation programs of our Parent Company and its subsidiaries. In that regard, the Committee will review the general elements of each executive officer’s compensation, with a view towards making adjustments to ensure that it is consistent with our compensation philosophy and fairly reflects individual performance and the overall performance of the Company. Among other things, we may establish more objective criteria for the award of annual and long term incentives. The Compensation committee will review the allocation of responsibility for payment of the Chairman’s compensation between the two principal subsidiaries of the Parent Company, taking into account the relative time and attention dedicated to each subsidiary by the Chairman.

Tax Considerations. It has been the Compensation Committee’s intent that all incentive payments be deductible to the Company, unless such deductibility would undermine our ability to meet our objectives. In that regard, the Committee considers the impact of Section 162(m) of the Code. Section 162(m) does not permit publicly held companies like us to deduct compensation paid to certain executive officers (the

Chief Executive Officer and the next four of the most highly compensated officers, each called a covered employee) to the extent that the amount of the compensation payable to the covered employee for the taxable year exceeds $1 million. Compensation payable under a performance-based compensation plan that is approved by stockholders at least once every five years will not be subject to this deduction limitation, so long as the plan complies with the other requirements of Section 162(m). In December of 2008, pursuant to the US Treasury’s Capital Purchase Program, the Parent Company sold to the US Treasury, 25,000 shares of its preferred Stock, together with a warrant to purchase up to 691,882 shares of its Class A Common Stock, for a total investment of $25 million. As a result of that transaction, the Parent Company is subject to certain limitations on compensation. Among other things, it has agreed that, for purposes of Section 162(m), the reduction limit is reduced to $500,000. Although that limitation had an impact on the Parent Company in 2008, it did not impact on the Company in 2008.

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

Compensation Committee: Wesley T. Wood (Chairman), Michael A. Callen, Paul R. DeRosa.

EXECUTIVE COMPENSATION SUMMARY TABLE

The following table sets forth information concerning all compensation awarded to, earned by or paid to our principal executive and financial officers, and our only other executive officer, collectively referred to as “named executive officers”, for all services rendered in all capacities to us during each of the past three fiscal years.

Name Principal Position	Year	Salary (3)	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Lowell S. Dansker, (1) Chairman and Chief Executive Officer	2008	$446,601	—	—	$31,031	—	—	$31,650	$509,282
	2007	$421,321	—	—	$15,872	—	—	$32,125	$469,318
	2006	$172,299	$122,500	—	—	—	—	$34,600	$329,399

Stephen A. Helman, (2) Vice President and Secretary	2008	$237,000	$10,000	—	$35,936	—	—	$6,900	$289,836
	2007	$230,000	$10,000	—	$18,381	—	—	$2,875	$261,844
	2006	$200,038	$10,000	—	—	—	—	—	$210,038

John H. Hoffmann, Vice President and Chief Financial Officer	2008	$134,000	$7,500	—	$15,015	—	—	$4,245	$160,760
	2007	$130,000	$7,500	—	$7,680	—	—	$4,125	$149,305
	2006	$115,000	$7,500	—	—	—	—	$3,975	$126,475

(1)	Mr. Lowell S. Dansker was elected our Chairman and Chief Executive Officer in August 2006 and is our principal executive officer. He previously served as our Vice Chairman.
(2)

Mr. Helman was hired in February 2006 and also serves as an executive officer of Intervest National Bank and Intervest Bancshares Corporation. Mr. Helman, who is also a director, does not receive director fees.

(3)

This column includes the following items that have been earned from or paid in cash by us and our subsidiaries: base salary, vacation pay, commissions from sales of debentures, expense allowance, and reimbursed uninsured medical expenses.

(4)

Includes director and committee fees that have been earned from or paid in cash by us as follows: Mr. Lowell S. Dansker—$24,750 in 2008, $25,375 in 2007 and $28,000 in 2006; The balance in this column represents matching contributions made to the 401(k) plan.

A summary of the activity of the Company’s executive officers in the Holding Company’s common stock warrants/options and related information for the last three years follows (intrinsic value is presented in thousands):

	Exercise Price Per Warrant/Option		Wtd.-Avg. Exercise Price
Class A Common Stock Warrants/Options:	$7.50	$17.10

Outstanding at December 31, 2004 and 2005		—
Warrants exercised in 2006		—

Outstanding at December 31, 2006		—	—

Options granted in 2007 to directors		28,800	$17.10
Options granted in 2007 to employees		26,280	$17.10

Outstanding at December 31, 2007 (1)		55,080	$17.10

Forfeited		(200)	$17.10

Expired (2)		(100)	$17.10

Options granted in 2008 to directors	28,800		$7.50

Options granted in 2008 to employees	25.980		$7.50

Outstanding at December 31, 2008 (3)	54,780	54,780

Wtd-avg contractual remaining term (in years)	10	9	9.8

Intrinsic value at December 31, 2008 (2)	—	—

(1)

The options expire on December 13, 2017 and vest as follows: one third (18,360) vested on the grant date and are exercisable, one third vest and become exercisable on December 13, 2008 and one third vest and become exercisable on December 13, 2009.

(2)	Intrinsic value is zero since the closing price of the class A shares of our Parent Company’s common stock on December 31, 2008 of 3.99 was below the exercise price of the options outstanding.

The estimated fair value of stock options vested in 2008 was $184,000 which consists of $93,000 relating to the options which vested in 2008 under the 2007 grant and 91,000 relating to option granted in 2008. These amounts were recorded as compensation expense and a corresponding increase to paid in capital. As of December 31, 2008. The estimated fair value of stock options vested 2007 was $98,000, which was recorded as compensation expense and a corresponding increase to paid in capital. As of December 31, 2008, there was $93,000 of unrecognized compensation cost related to stock options granted in 2007 under the Plan, which is expected to be recognized in 2009. There were no grants of warrants or options in 2006 and no compensation expense was recorded in the financial statements for 2006 in connection with warrants or options.

EMPLOYMENT AGREEMENTS

Our Parent Company, Intervest Bancshares Corporation, has an employment and supplemental benefits agreement with Mr. Lowell S. Dansker, our Chairman and Chief Executive Officer, that expires on June 30, 2014 unless terminated earlier upon thirty days’ prior notice by Mr. Dansker. Through 2008, Intervest Mortgage Corporation paid half of the total compensation paid to Mr. Dansker by the Parent company and its subsidiaries. Pursuant to the agreement, his annual base salary, at January 1, 2009, is $842,700, subject to annual increases effective July 1st of each year of the term. As described previously, commencing January 1, 2009, Mr. Dansker’s salary is being paid by Intervest National Bank. In addition to his base salary, Mr. Dansker is entitled to receive such bonuses or incentive compensation as may, from time to time, be awarded by our Board of Directors. He is also entitled to participate in our employee benefit programs, to the extent that his position and other qualifications make him eligible to participate, and to five weeks paid vacation.

Mr. Dansker’s employment agreement also entitles him to an expense allowance, currently amounting to $870 per month, which increases annually effective July 1st in the same proportion as the increase in his base salary for such year. The Company has paid one half of this amount. We have agreed that such amount is a reasonable estimation of the normal, recurring expenses (other than travel expenses) likely to be incurred by Mr. Dansker in performing his duties for us and he is not required to account for such expenses. Mr. Dansker is entitled to reimbursement of all travel expenses incurred by him in the performance of duties for us or any of our subsidiaries or affiliated entities, including, without limitation, travel in connection with attendance at conventions, trade associations and similar meetings. Mr. Dansker is also entitled to an unlimited use of a car at our expense.

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

Our Affiliate, Intervest National Bank, has an employment agreement with its Vice President and Secretary, Stephen A. Helman, with a current annual base salary of $245,000. The agreement is renewable from year to year upon mutual written consent. The agreement provides for expense reimbursements, medical and life insurance benefits, bonuses and other benefits as may be approved by the Board of Directors of the Company. The agreement provides for the payment of base salary through December 31, 2009 and an additional payment of up to six months base salary in the event of a termination without cause. The agreement gives the executive the right, during the one year period following any change in control of the Company, to terminate his employment, in which case he is entitled to receive compensation through December 31, 2009, together with an additional payment of up to six months base salary.

Our Affiliate, Intervest National Bank also has an employment agreement with its Vice President and Chief Financial Officer, John H. Hoffmann, with a current annual base salary of $139,000. The agreement is renewable from year to year upon mutual written consent. The agreement provides for expense reimbursements, medical and life insurance benefits, bonuses and other benefits as may be approved by the Board of Directors of the Company. The agreement provides for the payment of base salary through December 31, 2008 and an additional payment of up to six months base salary in the event of a termination without cause. The agreement gives the executive the right, during the one year period following any change in control of the Company, to terminate his employment, in which case he is entitled to receive compensation through December 31, 2009, together with an additional payment of up to six months base salary.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Intervest Bancshares Corporation, located at One Rockefeller Plaza, Suite 400, New York, New York, owns 100% of the outstanding stock of the Company.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Mr. Wayne F. Holly, who is a director of the Company, also serves as Chairman and President of Sage, Rutty & Co., Inc., which firm has acted as an underwriter or placement agent in connection with the Company’s most recent offerings of debentures conducted during fiscal 2006. The Company paid Sage, Rutty and Co., Inc. fees and commissions of $530,000 in 2006. The Company has not issued debentures since the 2006 offering. The Company believes that the commissions paid to Sage, Rutty & Co., are comparable to those that would be paid to a nonaffiliate for similar services.

Mr. Thomas E. Willett, who is a director of the Company, also is a partner in the law firm of Harris Beach PLLC, which firm has provided legal services to the Company in 2008, 2007 and 2006. Harris Beach PLLC, received fees from the Company of $ 9,000 in 2008, $11,000 in 2007 and $88,000 in 2006.

Intervest Securities Corporation, an affiliate until it was dissolved in October 2006, received commissions and fees aggregating $50,000 in 2006 in connection with the placement of the Company’s subordinated debentures. No debentures have been offered since the 2006 offering.

The Company shares office space with its Parent Company which leases the entire fourth floor, approximately 21,500 square feet, of One Rockefeller Plaza in New York City. The Company occupies approximately one half of the space. The Parent Company’s lease expires March 2014. The Company has an informal agreement with the Parent Company whereby it reimburses the Parent Company for its share of the rent. Total rent expense amounted to $512,000 in 2008, $502,000 in 2007 and $469,000 in 2006.

The Company had a servicing agreement with Intervest National Bank to provide origination services to the Bank in exchange for a monthly fee that is based on loan origination volumes. The services include: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with Intervest National Bank’s underwriting standards; and coordinating the preparation of commitment letters and the loan closing process. This agreement renewed each January 1 unless terminated by either party. The Company earned $2,897,000, $4,099,000 and $5,299,000 for 2008, 2007 and 2006, respectively, in connection with this agreement. Such services were performed by Company personnel and the expenses associated with the performance of such services were borne by the Company. As a result of this agreement, origination services for the entire Company are furnished by the same staff.

In light of the significant reduction in loan originations by the Company in recent years, effective as of January 1, 2009, the servicing agreement with the Bank was terminated and employees of the Company will become employees of the Bank and will continue to provide loan origination services consistent with past practice. The ongoing requirements of the Company, including any origination services that it may require, will be performed by the same personnel and the Company will reimburse Intervest National Bank for the cost of such services on a monthly basis

Each of the following directors is an “independent director” (as such term is defined in Nasdaq Market Place rule 4200(a)(15), which rule applies to the Company’s Parent Company): Michael A. Callen; Paul R. DeRosa; Lawton Swan III; Thomas E. Willett; David J. Willmott and Wesley T. Wood.

Item 14.	Principal Accountant Fees and Services

Audit Fees. The Company’s accountant, Hacker, Johnson & Smith PC., PA billed a total of $61,000 and $59,000 for the audit of the Company’s annual financial statements for the years ended December 31, 2008, and 2007 and its review of the financial statements included on our quarterly reports on Form 10-Q.

Tax Fees. The Company’s accountants also billed a total of $2,000 for tax compliance services for each of the years ended 2008, 2007 and 2006.

Audit related Fees and other fees.

The Company’s accountant did not bill the Company for any services not described above during 2008, 2007 and 2006. .

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of non-audit services as described above is compatible with maintaining the independence of the Company’s principal accountant. All of the non audit services rendered by the Company’s accountants were approved by the Audit Committee.

Of the time expended by the Company’s principal accountant to audit the Company’s financial statements for the fiscal year ended December 31, 2008, 100% of such time involved work performed by persons who were the principal accountant’s full-time, permanent employees.

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

(3)	Exhibits: The following exhibits are filed herein as part of this Form 10-K:

Exhibit No.	Description of Exhibit
2.	Agreement and Plan of Merger dated as of November 1, 1999 by and among the Company, Intervest Bancshares Corporation and ICNY Acquisition Corporation, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1999, wherein such document was filed as Exhibit 2.0.

3.1	Certificate of Incorporation of the Company, incorporated by reference to Registrant’s Registration Statement on Form S-18 (File No. 33-27404-NY), declared effective May 12, 1989.

3.2	Certificate of Amendment to Certificate of Incorporation dated August 17, 1998, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998, wherein such document was filed as Exhibit 3.

3.3	Certificate of Amendment to Certificate of Incorporation, dated August 22, 2003, and filed on September 9, 2003, relating to the change of the registrant’s name to Intervest Mortgage Corporation, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-105199) declared effective on July 25, 2003.

3.4	By-laws of the Company, incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2005 wherein such document was filed as exhibit 3.4.

4.1	Form of Indenture between the Company and The Bank of New York dated as of June 1, 2004, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 4.23.

Exhibit No.	Description of Exhibit
4.2	Form of Indenture between the Company and The Bank of New York dated as of April 1, 2005, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, wherein such document is identified as Exhibit 4.0.

4.3	Form of Indenture between the Company and The Bank of New York incorporated by reference to the Company’s registration statement on Form S-11 dated June 14, 2005, wherein such document is identified as Exhibit 4.1.

4.4	Form of Indenture between the Company, as Issuer, and The Bank of New York, as Trustee, dated as of July 1, 2006, incorporated by reference to the Company’s registration statement on Form S-11, File No. 333-132403, filed on March 14, 2006, wherein such document is identified as Exhibit 4.1.

10.0*	Employment Agreement between the Company and Jerome Dansker dated as of July 1, 1995, incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 33- 96662), declared effective on October 18, 1995.

10.1*	Amendment to Employment Agreement between the Company and Jerome Dansker dated August 3, 1998, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998, wherein such document was filed as Exhibit 10.

10.2	Mortgage Servicing Agreement dated April 1, 2002, as supplemented on October 21, 2004 for the purpose of clarification of the intent of the original agreement between the Company and Intervest National Bank, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.1.

10.3*	Employment Agreement between the Company and John H. Hoffmann dated as of November 10, 2004, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.2.

10.4*	Amendment to Employment Agreement between the Company and Jerome Dansker dated July 1, 2004, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, wherein such document is identified as Exhibit 10.0.

10.5*	Employment Agreement between the Company and Stephen A. Helman dated as of June 26, 2006, incorporated by reference to the Company’s filing on Form 8-K at June 28, 2006.

10.6*	Employment Agreement between the Company and Stephen A. Helman dated as of January 1, 2007. incorporated by reference to the Company’s filing on Form 10-K at March 12,2007.

10.7*	Employment Agreement between the Company and John H. Hoffmann dated as of January 1, 2007. incorporated by reference to the Company’s filing on Form 10-K at March 12,2007.

Exhibit No.	Description of Exhibit
14.1	Code of Business Conduct, incorporated by reference to the Report on Form 10-K of Intervest Bancshares Corporation for the year ended December 31, 2005, wherein such document is identified as Exhibit 14.1.

31.0	Certification of the principal executive pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.1	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.0	Certification of the principal executive and financial officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

INTERVEST MORTGAGE CORPORATION
(Registrant)

By:	/s/ Lowell S. Dansker	Date:	February 26, 2009
Lowell S. Dansker, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Chairman, President and Treasurer:
(Principal Executive Officer):

By:	/s/ Lowell S. Dansker	Date:	February 26, 2009
Lowell S. Dansker

Vice President and Chief Financial Officer:
(Principal Financial Officer):

By:	/s/ John H. Hoffmann	Date:	February 26, 2009
John H. Hoffmann

Vice President, Secretary and Director:

By:	/s/ Stephen A. Helman	Date:	February 26, 2009
Stephen A. Helman

Directors:

By:	/s/ Michael A. Callen	Date:	February 26, 2009
Michael A. Callen

By:	/s/ Paul R. DeRosa	Date:	February 26, 2009
Paul R. DeRosa

By:	/s/ Wayne F. Holly	Date:	February 26, 2009
Wayne F. Holly

By:	/s/ Lawton Swan, III	Date:	February 26, 2009
Lawton Swan, III

By:	/s/ Thomas E. Willett	Date:	February 26, 2009
Thomas E. Willett

By:	/s/ David J. Willmott	Date:	February 26, 2009
David J. Willmott

By:	/s/ Wesley T. Wood	Date:	February 26, 2009
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