Form 10-Q
period 2009-03-31
INTERVEST MORTGAGE CORP
filed 2009-04-30
CIK 835955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*    Yes  ☐    No  ☐. * The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class:	Shares Outstanding:
Common Stock, no par value per share	100 shares outstanding as of April 29, 2009

INTERVEST MORTGAGE CORPORATION

FORM 10-Q

March 31, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Intervest Mortgage Corporation

Condensed Balance Sheets

($ in thousands)	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash	$500	$6,253
Short-term investments	4,818	13,696

Total cash and cash equivalents	5,318	19,949
Mortgage loans receivable (net of unearned fees and discounts and allowance for loan losses)	37,117	49,950
Accrued interest receivable	206	218
Loan fees receivable	164	211
Fixed assets, net	18	21
Foreclosed real estate	2,327	2,327
Deferred debenture offering costs, net	724	1,823
Other assets	1,396	968

Total assets	$47,270	$75,467

LIABILITIES
Mortgage escrow funds payable	$753	$800
Subordinated debentures payable	14,000	40,000
Debenture interest payable	599	1,960
Other liabilities	794	963

Total liabilities	$16,146	$43,723

STOCKHOLDER’S EQUITY
Class A common stock (no par value, 200 shares authorized, 100 shares issued and outstanding)	2,100	2,100
Class B common stock (no par value, 100 shares authorized, none issued)	—	—
Additional paid-in-capital	11,803	11,791
Retained earnings	17,221	17,853

Total stockholder’s equity	31,124	31,744

Total liabilities and stockholder’s equity	$47,270	$75,467

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Operations

(Unaudited)

	Three-Months Ended March 31,
($ in thousands)	2009	2008
REVENUES
Interest and fee income on mortgages	$700	$1,455
Interest income on short-term investments	37	123
Total interest and fee income	737	1,578

Servicing agreement income - related party	—	774
(Loss) income from the early repayment of mortgage loans	(14)	24
Other income	11	7

Total revenues	734	2,383

EXPENSES
Interest on debentures	412	1,339
Amortization of deferred debenture offering costs	65	228
Provision for loan losses	212	4
Salaries and employee benefits	62	526
Loss on the early extinguishment of debentures	1,034	—
General and administrative	118	270

Total expenses	1,903	2,367

(Loss) income before income taxes	(1,169)	16
(Benefit) provision for income taxes	(537)	8

Net (loss) income	($632)	$8

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Changes in Stockholder’s Equity

(Unaudited)

	Three-months Ended March 31,
($ in thousands)	2009	2008
CLASS A COMMON STOCK
Balance at beginning and end of period	$2,100	$2,100

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning of period	11,791	11,607

Compensation from stock warrants/options	12	24

Balance at end of period	11,803	11,631

RETAINED EARNINGS
Balance at beginning of period	17,853	17,022
Net (loss) income for the period	(632)	8

Balance at end of period	17,221	17,030

Total stockholder’s equity at end of period	$31,124	$30,761

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Condensed Statements of Cash Flows

(Unaudited)

	Three-months Ended March 31,
($ in thousands)	2009	2008
OPERATING ACTIVITIES
Net (loss) income	(632)	8
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3	5
Provision for loan losses	212	4
Amortization of deferred debenture offering costs	65	228
Compensation from stock warrants/options	12	24
Loss on the early extinguishment of debentures	1,034	—
Amortization of premiums, fees and discounts, net	(41)	(108)
Loss (income) from early repayment of mortgage loans receivable	14	(24)
Net (decrease) increase in mortgage escrow funds payable	(47)	396
Net (decrease)increase in debenture interest payable	(1,361)	195
Deferred (benefit) income tax	(91)	21
Decrease in loan fees receivable	47	18
Net change in all other assets and liabilities	(499)	(130)

Net cash (used in ) provided by operating activities	(1,284)	637

INVESTING ACTIVITY
Principal repayments of mortgage loans receivable	12,653	4,452
Originations of mortgage loans receivable	—	(1,200)

Net cash provided by investing activities	12,653	3,252

FINANCING ACTIVITY
Principal repayments of debentures	(26,000)	—

Net (decrease) increase in cash and cash equivalents	(14,631)	3,889

Cash and cash equivalents at beginning of period	19,949	12,682

Cash and cash equivalents at end of period	5,318	16,571

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	1,773	1,144
Income taxes	—	—

See accompanying notes to condensed financial statements.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 1 - General

The condensed financial statements of Intervest Mortgage Corporation in this report have not been audited except for the information derived from the 2008 audited financial statements and notes thereto. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Intervest Mortgage Corporation is hereafter referred to as the “Company”. The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America.

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

The Company’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures. Competitive market conditions and lower pricing for new loans in the last two years have had the effect of decreasing the Company’s loan originations significantly from historical levels. The Company has not originated any new loans in the first three months of the current year. As a result, the Company has been applying the proceeds from loan repayments to redeem outstanding debentures, in many cases prior to their contractual maturity. Debentures totaling $26,000,000 have been redeemed in the first quarter of 2009 and an additional $4,000,000 of debentures will be redeemed on June 1, 2009.

In light of the conditions discussed above, the Company is currently exploring a business combination with Intervest National Bank (the Bank) whereby all of the assets and liabilities of the Company including its loan portfolio would be transferred to the Bank. The Company’s remaining series 6/12/06 debentures due July 1, 2014 would be repaid in full. The Company has $577,000 of unamortized deferred offering costs at March 31, 2009 relating to these debentures which are being amortized on a monthly basis. The remaining balance would be expensed at the time the debentures are redeemed. The completion of this transaction would be subject to regulatory approval. The Bank is also a wholly owned subsidiary of the Parent Company.

The Company previously provided loan origination services to the Bank and has received fee income in connection with those services. In light of the significant reduction in the Company’s business activities, effective December 31, 2008, the intercompany service agreement was terminated. On January 1, 2009, the employees of the Company were transferred to and became employees of the Bank. They continue to perform loan origination services for the Bank consistent with past practice. Certain personnel of the Bank will administer the ongoing operations of the Company including any origination services that it may require, and the Company will reimburse the Bank for the cost of such services on a monthly basis.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 1 - General, continued

In the normal course, the Company’s business has focused on the origination of first mortgage and junior mortgage loans secured by commercial and multifamily real estate. The Company funds its loans through the issuance of subordinated debentures in public offerings. At March 31, 2009, 22% of its mortgage loan portfolio ($8,292,000) was on nonaccrual status, which has adversely affected its net interest income and cash flows.

The Company’s lending activities are comprised almost entirely of the origination for its loan portfolio of mortgage loans secured by commercial and multifamily real estate (including rental and cooperative/condominium apartment buildings, office buildings, mixed-use properties, shopping centers, hotels, restaurants, industrial/warehouse properties, parking lots/garages, mobile home parks, self-storage facilities and vacant land). Loans in the portfolio had an average remaining life of approximately 1.3 years at March 31, 2009.

The Company tends to lend in areas that are in the process of being revitalized or redeveloped, with a concentration of loans on properties located in New York State. A large number of the properties in New York are located in Manhattan, Brooklyn, Queens, Long Island, Staten Island and the Bronx. Many of the multifamily properties located in New York City and surrounding boroughs are also subject to rent control and rent stabilization laws, which limit the ability of the property owners to increase rents, which may in turn limit the borrower’s ability to repay those mortgage loans. At March 31, 2009, the Company also had loans on properties in Florida, Connecticut, Georgia, Illinois, and New Jersey.

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

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 1 - General, continued

The Company has experienced a significant increase in nonperforming assets since March 2007. As described below in foot note 2, total nonperforming assets at March 31, 2009 aggregated to $10,619,000, or 22.5% of the Company’s total assets. At March 31, 2009, nonperforming loans amounted to $8,292,000, or four loans and foreclosed real estate amounted to $2,327,000, or one property. Although the Company has never originated or acquired subprime loans nor invested in securities collateralized by subprime loans, the subprime loan crisis and resulting impact on the credit markets has affected the Company indirectly through reductions in overall real estate values, reduced home sales and construction, and a weakening of the overall economy, particularly in the State of Florida. The Company has also experienced the effects of misconduct committed by certain of its borrowers which required the Company to place certain loans that are collateralized by income producing properties on nonaccrual status, in some instances due to involuntary bankruptcy filings filed by third parties against the borrowers. Such filings resulted in the cessation of monthly loan payments to the Company and delay the Company’s ability to move forward with foreclosure or other proceedings to acquire and sell the collateral property. Although the Company has not experienced any loan chargeoffs in connection with its nonaccrual loans to date, it has incurred increased provisions for loan losses, expenses associated with credit collections and protecting its interest in nonperforming assets, and the loss of interest income on such assets, all of which has adversely affected the Company’s results of operations.

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

Properties acquired through, or in lieu of, loan foreclosure will be sold when market conditions permit. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in the other expenses in the statements of operations.

Note 2 - Mortgage Loans Receivable

Mortgage loans receivable are summarized as follows:

	At March 31, 2009		At December 31, 2008
($ in thousands)	# of loans	Amount	# of loans	Amount
Residential multifamily mortgage loans	10	$13,977	14	$24,391
Commercial real estate mortgage loans	20	23,648	21	25,885
Land development and other land loans	1	827	1	829

Mortgage loans receivable	31	38,452	36	51,105
Deferred loan fees and unamortized discount		(135)		(167)

Mortgage loans receivable, net of fees and discount		38,317		50,938
Allowance for mortgage loan losses		(1,200)		(988)

Mortgage loans receivable, net		$37,117		$49,950

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 2 - Mortgage Loans Receivable, Continued

The following table shows scheduled contractual principal repayments of the mortgage loans receivable portfolio at March 31, 2009:

($ in thousands)
For the nine-months ending December 31, 2009	$19,854
For the year ending December 31, 2010	4,326
For the year ending December 31, 2011	2,193
For the year ending December 31, 2012	4,168
For the year ending December 31, 2013	7,911

$38,452

Nonaccrual loans at March 31, 2009, and at December 31, 2008 and are summarized as follows:

($ in thousands)

Property Type	City	State	At March 31, 2009 Principal Balance	At December 31, 2008 Principal Balance	Notes
Commercial real estate	St. Augustine	Florida	$6,034	$6,034	(1)
Commercial real estate	Howell	New Jersey	1,659	1,659	(2)
Commercial real estate	Staten Island	New York	389	389	(3)
Commercial real estate	Yonkers	New York	210	210	(4)

			$8,292	$8,292

(1)	Amount represents the Company’s 40 % share in a loan originated by Intervest National Bank. The loan is secured by a waterfront hotel, restaurant and marina resort. In April 2009, the Bank and the debtor reached a multi-faceted settlement agreement whereby the total loan’s principal balance will be reduced to $13,000,000. The debtor will make a principal balance payment of $100,000 to further reduce the loan balance to $12,900,000. The Company’s net record investment in this property, net of a specific valuation allowance, is $5,372,000. Payments on the loan are scheduled to begin on October 1, 2009 and such loan will remain on nonaccrual status until a satisfactory payment history has been achieved under the restructured terms. The settlement is subject to confirmation of the bankruptcy court.
(2)	Placed on nonaccrual status in December, 2007. Foreclosure proceedings are in process.
(3)	Borrower has requested and the Company has agreed to the deferral of contractual loan payments through June 2009 to give the borrower time to lease vacant space at the property. The borrower will continue to make monthly escrow payments as required under the Bank’s first mortgage loan. The Company holds a second mortgage on this property.
(4)	Placed on nonaccrual status in November, 2008. Foreclosure proceedings are in process

Nonaccrual loans are considered impaired under the criteria of SFAS No.114 “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15”. The Company’s recorded investment in these impaired loans was $7,513,000 and $7,884,000 at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, nonaccrual loans had specific valuation allowances of $782,000 and $411,000 (included as part of the overall allowance for loan losses) in accordance with SFAS 114. Estimated loan-to-value ratios, net of specific valuation allowances on nonaccrual (impaired) loans ranged from 67% to 97% at March 31, 2009. At March 31, 2009 and December 31, 2008 there were no other loans classified as impaired.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 2 - Mortgage Loans Receivable, Continued

A loan with a principal amount of $1,958,000 and $1,964,000 at March 31, 2009 and December 31, 2008 respectively was more than ninety days past due its stated maturity and was classified as ninety days past due and still accruing interest. This loan continues to be current with its monthly payments at both March 31, 2009 and December 31, 2008. The borrower has provided the Company with a contract for sale of the property and it is anticipated that this loan will be repaid in the first half of 2009.

At March 31, 2009 and December 31, 2008, the Company had $2,327,000 of foreclosed real estate. This consists of a commercial property in Brooklyn, New York. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold. Upon foreclosure of the property, the related loan is transferred from the loan portfolio to foreclosed real estate at the lower of the loan’s carrying value at the date of transfer, or estimated fair value of the property less estimated selling costs. Such amount becomes the new cost basis of the property. Adjustments made to the carrying value at the time of transfer are charged to the allowance for loan losses. After foreclosure, management periodically performs market valuations and the real estate is carried at the lower of cost or estimated fair value less estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance of the property are included in general and administrative expense in the condensed statements of operation. There was no valuation allowance for foreclosed properties at March 31, 2009 or at anytime during 2008.

In the first quarter of 2009 the company sold five loans with an aggregate principal balance of $12,035,000 to the bank. These loans had interest rates between 6.5% and 7.25 % and were sold at their current principal balance. The Company will absorb the legal costs of closing these sales. The proceeds from these sales were used to repay debentures as further described in note 5.

Note 3 - Allowance for Mortgage Loan Losses

Activity in the allowance for mortgage loan losses for the periods indicated is summarized as follows:

	Three-Months Ended March 31,
($ in thousands)	2009	2008
Balance at beginning of period	$988	$1,295
Provision charged to operations	212	4

Balance at end of period	$1,200	$1,299

The nonaccrual loans were analyzed by management and the allowance for mortgage loan losses increased compared to December 31, 2008 due to downgrades on two loans most notably the Company’s participation in a loan described in note one to the nonaccrual table on the previous page.

Note 4 - Deferred Debenture Offering Costs

Deferred debenture offering costs are summarized as follows:

($ in thousands)	At March 31, 2009	At December 31, 2008
Deferred debenture offering costs	$1,138	$3,299
Less accumulated amortization	(414)	(1,476)

Deferred debenture offering costs, net	$724	$1,823

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 5 - Subordinated Debentures Payable

The following table summarizes debentures payable.

($ in thousands)		At March 31, 2009	At December 31, 2008
Series 06/07/04 – interest at 6 3/4 % fixed	- due January 1, 2012	$—	$5,000
Series 03/21/05 – interest at 6 1/2% fixed	- due April 1, 2011	—	4,500
Series 03/21/05 – interest at 7 % fixed	- due April 1, 2013	—	6,500
Series 08/12/05 – interest at 6 1/2% fixed	- due October 1, 2011	—	4,000
Series 08/12/05 – interest at 7 % fixed	- due October 1, 2013	—	6,000
Series 06/12/06 – interest at 6 3/4 % fixed	- due July 1, 2012	4,000	4,000
Series 06/12/06 – interest at 7 % fixed	- due July 1, 2014	10,000	10,000

		$14,000	$40,000

•	On January 1, 2009, the Company’s Series 3/21/05 debentures due April 1, 20011 were repaid for $4,500,000 of principal and $174,000 of accrued interest.

•	On February 1, 2009, the Company’s Series 6/07/04 debentures due January 1, 2012 were repaid for $5,000,000 of principal and $237,000 of accrued interest.

•	On February 1, 2009, the Company’s Series 3/21/05 debentures due April 1, 2013 were repaid for $6,500,000 of principal and $239,000 of accrued interest.

•	On February 1, 2009, the Company’s Series 8/12/05 debentures due October 1, 2011 were repaid for $4,000,000 of principal and $168,000 of accrued interest.

•	On March 1, 2009, the Company’s Series 8/12/05 debentures due October 1, 2013 were repaid for $6,000,000 of principal and $203,000 of accrued interest.

Interest is paid quarterly on $12,070,000 of the Company’s series 6/12/06 debentures, while interest is accrued and compound quarterly on $1,930,000 of the Series 6/12/06 debentures.

The Company’s debentures may be redeemed at its option at any time, in whole or in part. These redemptions would be for face value. All the debentures are unsecured and subordinate to all present and future senior indebtedness, as defined in the indenture related to each debenture.

Scheduled contractual maturities of debentures and the related accrued interest as of March 31, 2009 are summarized as follows:

($ in thousands)	Principal	Accrued Interest
For the nine-months ending December 31, 2009	$—	$209
For the year ending December 31, 2010	—	—
For the year ending December 31, 2011	—	—
For the year ending December 31, 2012	4,000	108
Thereafter	10,000	282

	$14,000	$599

The Company has notified holders of Series 6/12/06 debentures due to mature on July 1, 2012 that these debentures will be redeemed on June 1, 2009. At that time, $4,000,000 of principal, $108,000 of accrued interest and $46,000 of interest for the period April 1, 2009 through May 31, 2009 will be paid to the holders of these debentures. The Company will recognize a loss on early disposition of debentures of $126,000 resulting from the acceleration of the amortization of deferred offering costs.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 6 - Related Party Transactions

From time to time, the Company participates with Intervest National Bank (another wholly owned subsidiary of the Parent Company) in certain mortgage loans receivable. The Company had a $6,034,000 participation outstanding with Intervest National Bank at both March 31, 2009 and December 31, 2008.

The Company had a servicing agreement with Intervest National Bank whereby the Company provided the Bank with origination services which included: the identification of potential properties and borrowers; the inspection of properties constituting collateral for such loans; the negotiation of the terms and conditions of such loans in accordance with the Intervest National Bank’s underwriting standards; preparing commitment letters and coordinating the loan closing process. This agreement was terminated effective December 31, 2008. The Company did not have earning from this agreement in the quarter ended March 31, 2009 while the Company earned $774,000 for the quarter ended March 31, 2008.

The Company reimbursed the Bank $36,000 for services provided by Bank personal during the first quarter of 2009 related to the ongoing operations of the Company. There were no such services provided in 2008.

The Company reimbursed the Parent Company $9,000 and $125,000 for the rent on the space the Company occupies for the three months ended March 31, 2009 and 2008, respectively. The Company now occupies much less space than it previously had. The Company will reimburse the Parent Company for the leased space it shares with affiliates as follows: $27,000 for the remaining nine months of 2009; $36,000 in each of the years 2010 through 2013 and 12,000 in 2014 through the remainder of the lease term in March 2014, for an aggregate amount of $183,000. The Parent Company’s lease contains operating escalation clauses related to taxes and operating costs based upon various criteria and is accounted for as an operating lease. The Company will pay its proportional share of any such additional expense.

The Company has a management agreement with the Parent Company, that is renewed annually, under which the Company incurs a management fee of $12,500 per month. The Parent Company provides services related to corporate finance and planning, intercompany administration, and acts as a liaison for the Company in various corporate matters. The Company paid $37,500 to the Parent Company for both of the quarters ended March 31, 2009 and 2008, respectively.

The Company has ten second mortgages totaling $5,052,000, seven of which are loans where Intervest National Bank holds the first mortgage, while the Company holds the first mortgage for two of its own second mortgages.

Note 7 – Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, the Company has no assets or liabilities that are recorded at fair value on a recurring basis. From time to time, however, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans and foreclosed real estate. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. In accordance with SFAS 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value, as follows:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets;

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 7 - Fair Value Measurements, Continued

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

Foreclosed Real Estate. Foreclosed real estate represents real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of a valuation allowance for losses if any, at the lower of cost or estimated fair value less estimated selling costs. Fair value is estimated in the same manner as impaired loans and, as such, is also classified as Level 3. As these properties are actively marketed, estimated fair value may be periodically adjusted though the valuation allowance for losses to reflect changes in values resulting from changing market conditions.

Intervest Mortgage Corporation

Notes to Condensed Financial Statements (Unaudited)

Note 7 - Fair Value Measurements, Continued

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value at March 31, 2009.

	Net carrying value at March 31, 2009				Total Losses (2)
($ in thousands)	Total	Level 1	Level 2	Level 3	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Impaired loans (1)	$7,513	$—	$—	$7,513	$341	$—
Foreclosed real estate	2,327	—	—	2,327	—	—

(1)	Impaired loans are comprised of nonaccrual loans.
(2)	The loss for impaired loans represents a specific valuation allowance recorded in accordance with SFAS 114 during the period that is included in the provision for loan losses, plus loan charge offs recorded during the period. The loss for foreclosed real estate represents write downs in carrying values subsequent to foreclosure, plus losses from the sale of foreclosed properties during the period that are charged to real estate activities expense in the condensed financial statements.

Note 8 - Recent Accounting Pronouncements

SFAS 141(R) - Business Combinations. On January 1, 2009, the Company adopted SFAS 141(R), which requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this statement had no effect on the Company’s financial statements.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. On January 1, 2009, the Company adopted SFAS 161, which, among other things, provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The Company currently does not engage in trading or hedging activities, nor does it invest in interest rate derivatives or enter into interest rate swaps. The adoption of SFAS 161 had no impact on the Company’s financial statements.

EITF 99-20- Impairment. In January 2009, the FASB issued Staff Position (FSP) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 had no impact on the Company’s condensed financial statements.

Intervest Mortgage Corporation

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith P.A., P.C., the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith P.A., P.C. furnished pursuant to Article 10 of Regulation S-X is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

Intervest Mortgage Corporation

New York, New York:

We have reviewed the accompanying condensed balance sheet of Intervest Mortgage Corporation (the “Company”) as of March 31, 2009, and the related condensed statements of operation, changes in stockholder’s equity and cash flows for the three months ended March 31, 2009 and 2008. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2008 and the related statements of income, changes in stockholder’s equity and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith P.A., P.C.
Hacker, Johnson & Smith P.A., P.C.
Tampa, Florida
April 24, 2009

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations that follows should be read in conjunction with the financial statements and notes thereto included in this report on Form 10-Q as well as the entire annual report of Form 10-K for the year ended December 31, 2008.

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

The Company is currently exploring a business combination with Intervest National Bank (the Bank) whereby all of the assets and liabilities of the Company including its loan portfolio would be transferred to the Bank. All of the Company’s remaining debentures would be repaid in full. The completion of this transaction would be subject to regulatory approval. The Bank is also a wholly owned subsidiary of the Parent Company.

The Company’s lending activities consist of originating mortgage loans on real estate properties that mature within approximately five years, including multifamily residential apartment buildings, office buildings, commercial properties and vacant land. The Company also may acquire or originate mortgage loans on other types of properties, and may resell mortgages to third parties. No mortgage loans have been resold to third parties during the past five years.

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

The Company’s profitability is affected by its net interest income, which is the difference between interest income generated from its mortgage loans and income from investments and the interest expense, inclusive of amortization of offering costs, incurred on its debentures. The Company’s profitability is also affected by its noninterest income and expenses, provision for loan losses and income tax expense. Noninterest income consists of loan service charges and prepayment income generated from the Company’s loan portfolio. Noninterest expense consists mainly of compensation and benefits expense, occupancy expenses, professional fees, insurance expense and other operating expenses.

The Company’s profitability is significantly affected by general economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities. Since the properties underlying the Company’s mortgages are concentrated in the New York City area plus the Company’s participation in a Florida loan, the economic conditions in those areas also have an impact on the Company’s operations. Additionally, terrorist acts and armed conflicts, such as the war on terrorism, may have an adverse impact on economic conditions.

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

For a further discussion of this policy, as well as all of the Company’s significant accounting policies, see note 1 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets at March 31, 2009 decreased to $47,270,000, from $75,467,000 at December 31, 2008. The decrease is primarily the result of the use of assets for the repayment prior to maturity of debentures with a face amount of $26,000,000 and $1,361,000 of related interest payable. These debentures were repaid with $14,631,000 of cash on hand as well as $12,833,000 of cash mostly relating to the sale of loans to Intervest National Bank.

Cash and cash equivalents amounted to $5,318,000 at March 31, 2009, compared to $19,949,000 at December 31, 2008. The decrease of $14,631,000 was primarily due to the repayment of debentures prior to maturity as discussed in note 5 to the financial statements in this report.

Mortgage loans receivable, net of unearned income and allowance for mortgage loan losses, amounted to $37,117,000 at March 31, 2009, compared to $49,950,000 at December 31, 2008. The decrease of $12,833,000 was primarily due to the sale of mortgage loans with a face value of $12,035,000 to Intervest National Bank. The proceeds from these sale was used to repay debentures as discussed above. Mortgage loans receivable also decreased due to an increase in the allowance for loan losses as discussed below.

Loan originations and repayments for the last eight consecutive quarters are summarized in the following table:

($ in thousands)	Mar 31, 2009	Dec 31, 2008	Sep 30, 2008	Jun 30, 2008	Mar 31, 2008	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007
Originations:			—	—	1,200	6,933	16,650	18,355

Principal Repayments:	12,653	4,254	29,207	5,927	4,452	3,252	6,759	12,459

At both March 31, 2009 and December 31, 2008, nonaccrual loans were $8,292,000. See note 2 to the financial statements, included in this report, for a more complete discussion concerning nonaccrual loans.

The allowance for loan losses was $1,200,000 at March 31, 2009, compared to $988,000 at December 31, 2008. The increase in the allowance was primarily due to a downgrade of the Company’s participation in a loan in Saint Augustine Florida as a result of a preliminary agreement with the borrower, as discussed in note 2 to the financial statement included in this report. Additionally, each individual nonaccrual loan was analyzed by management and it was determined that no specific reserves were needed, based upon the Company’s belief that the underlying collateral of each loan exceeds the recorded investment of the loan.

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

A more detailed discussion of the factors and estimates used in computing the allowance can be found under the caption “Critical Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Accrued interest receivable was $206,000 at March 31, 2009, compared to $218,000 at December 31, 2008. The decrease in accrued interest at March 31, 2009 is primarily due to a reduced level of loans outstanding.

Loan fees receivable were $164,000 at March 31, 2009, compared to $211,000 at December 31, 2008. This decrease is mostly due to normal amortization of loan fees and a lower level of loans outstanding.

Deferred subordinated debenture offering costs, net of accumulated amortization, decreased to $724,000 at March 31, 2009, from $1,823,000 at December 31, 2008. The decrease of $1,099,000 was due to the write off of $1,034,000 of deferred offering costs related to the debentures redeemed in the first quarter of 2009. Since these debentures were redeemed prior to their stated maturity, the remaining unamortized cost associated with these debentures were written off as part of the redemption of the debentures. Additionally, deferred offering cost decreased due to normal amortization during the first three months of 2009.

Other assets were $1,396,000 at March 31, 2009, compared to $968,000 at December 31, 2008. The increase of $428,000 is primarily due to an increase in income tax receivable resulting from the first quarter loss.

Total liabilities at March 31, 2009 decreased to $16,146,000, from $43,723,000 at December 31, 2008, principally due to the repayment prior to maturity of debentures with a face amount of $26,000,000 as well as $1,361,000 of interest payable mostly related to the repayment of debentures, as described in note 5 to the financial statements.

Mortgage escrow funds payable decreased to $753,000 at March 31, 2008, compared to $800,000 at December 31, 2008. This decrease is primarily due to a lower level of loans outstanding which was partially offset by the normal escrow collection cycle which results in lower balances at June 30 and December 31 of any given year since semi-annual tax payments to the City of New York are made just prior to those two dates. Correspondingly, accrued interest balances increase at March 31 and September 30 in any given year as funds are being collected for these previously described payments. Mortgage escrow funds payable represent advance payments made to the Company by the borrowers for taxes, insurance and other charges that are remitted by the Company to third parties.

Subordinated debentures decreased to $14,000,000 at March 31, 2009 compared to $40,000,000 at December 31, 2008. The decrease is primarily the result of the redemption of debentures with a face amount of $26,000,000, as described in note 5 to the financial statements.

Subordinated debentures interest payable decreased to $599,000 at March 31, 2009, from $1,960,000 at December 31, 2008, primarily due to redemption of debentures with a face amount of $26,000,000 as discussed above.

Other liabilities decreased to $794,000 at March 31, 2009, compared to $963,000 at December 31, 2008 primarily due to a reduction in income tax payable of $106,000 as well as a reduction of $34,000 in commitment fees outstanding.

Comparison of Results of Operations for the Quarters Ended March 31, 2009 and 2008

The Company’s net income decreased by $640,000 to a loss of $632,000 in the first quarter of 2009, from $8,000 for the first quarter of 2008. The decrease was primarily due to: a loss on early retirement of debentures of $1,034,000; a decrease of $841,000 in interest and fee income; a decrease of $774,000 in servicing agreement income and an increase in the provision for loan losses of $208,000. These decreases were partially offset by: a $1,090,000 decrease in interest on debentures and amortization of deferred offering costs; a $545,000 decrease in the provision for income taxes; a $464,000 decrease in salaries and employee benefit and a $152,000 decrease in general and administrative expense.

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

	For the Three-Months Ended March 31,
	2009			2008
($ in thousands)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)	Average Balance	Interest Inc./Exp.	Annual Yield/Rate(2)
Assets
Mortgage loans receivable (1)	$41,185	$700	6.89%	$94,513	$1,455	6.19%
Short-term investments	11,801	37	1.27	13,492	123	3.67

Total interest-earning assets	52,986	$737	5.64%	108,005	$1,578	5.88%

Noninterest-earning assets	4,135			3,634

Total assets	$57,121			$111,639

Liabilities and Stockholders’ Equity
Debentures and accrued interest payable	$24,077	$477	8.03%	$78,712	$1,567	8.01%
Noninterest-bearing liabilities	1,618			2,176
Stockholder’s equity	31,426			30,751

Total liabilities and stockholders’ equity	$57,121			$111,639

Net interest income		$260			$11

Net interest-earning assets/margin	$28,909		1.99%	$29,293		0.04%

Ratio of total interest-earning assets to total interest-bearing liabilities	2.20x			1.37x

(1)	Mortgage loans receivable include non-performing loans
(2)	Annualized yield/rate

Net interest income is a major source of the Company’s revenues and is influenced primarily by the amount, distribution and repricing characteristics of its interest-earning assets and interest-bearing liabilities as well as by the relative levels and movements of interest rates.

Net interest income amounted to $260,000 in the first quarter of 2009 compared to $11,000 in the first quarter of 2008. The increase in net interest income was primarily due to the use of funds received from the satisfaction of nonaccrual loans to repay subordinated debentures. Therefore, while mortgage loans and subordinated debentures both decreased by similar amounts, that part of the decrease in loans that was due to the payoff of nonaccrual loans resulted in no change in net interest income while the funds used from the nonaccrual loan repayments that were used to repay debentures resulted in a reduction in interest expense and an increase in net interest income.

The Company did not have service agreement income in the first quarter of 2009 compared to $774,000 in the first quarter of 2008. Effective January 1, 2009, the employees of the Company were transferred to and became employees of Intervest National Bank where they continue to perform loan origination services for the Bank consistent with past practice. As a result, the Company did not have the fees generated by these former employees nor did the Company have the salary expense of these employees.

The Company had a loss on early repayment of mortgages of $14,000 in the first quarter of 2009 which resulted from costs associated with selling loans to Intervest National Bank compared to a gain of $24,000 in the quarter ended March 31, 2008. Gain on early repayment of mortgages is mostly based on individual loans being paid off earlier than the stated maturity. When a mortgage loan is repaid prior to maturity, the Company may recognize prepayment income, which consists largely of the recognition of unearned fees associated with such loans at the time of payoff and the receipt of prepayment fees and interest in excess of the contract rate in certain cases.

The provision for loan losses increased to $212,000 for the first quarter of 2009 compared to $4,000 for the first quarter of 2008. The increase of $208,000 was primarily due to the downgrade of the Company’s participation in a loan in Saint Augustine Florida as described in note 2 to the financial statements.

Salaries and employee benefits decreased to $62,000 for the three months ended March 31, 2009 compared to $526,000 for the three months ended March 31, 2008. The decrease was due to the transfer of the Company’s employees to the payroll of Intervest National Bank as discussed above. In the first quarter of 2009 the Company record salaries of $36,000 to reimburse Intervest National Bank for services performed by their staff relating to the operations of the Company. The Company had no full time employees at March 31, 2009 compared to 16 at March 31, 2008.

The Company recorded a loss of $1,034,000 on the early extinguishment of debentures due to the redemption prior to maturity of specific high rate debentures since market condition precluded the Company from reinvesting the proceeds from maturing loans at rates in excess of the rates on the repaid debentures. There were no losses during the first quarter of 2008.

General and administrative expenses decreased to $118,000 during the first quarter of 2009 compared to $270,000 in the first quarter of 2008, a decrease of $152,000. This decrease is primarily due to a $116,000 decrease in rent expense since the rent for the former employees of the Company is now being recorded by Intervest National Bank. Additionally, general and administrative expense decreased due to related decreases in expenses for telephone, trustee fees on debentures, insurance, travel and office supplies.

The Company recorded a tax benefit of $537,000 in the first quarter of 2009 compared to a tax provision of $8,000 in the first quarter of 2008. The decrease in the provision was due to the corresponding decrease in the Company’s pre-tax income. The provision represented approximately 46% and 50% of pretax income for the quarters ending March 31, 2009 and 2008 respectively. The Company files consolidated Federal, New York State and New York City income tax returns with its Parent Company.

Company Liquidity and Capital Resources

The Company’s lending business is dependent on its ability to generate a positive interest rate spread between the yields earned on its mortgage loans and the rates paid on its debentures. Competitive market conditions and lower pricing for new loans has made it increasingly difficult for the Company to identify suitable mortgage investment opportunities. As a result the Company has been using the proceeds from loan repayments to repay outstanding debentures, As discussed in note 5 to the financial statements, the Company has redeemed five different debenture series totaling $26,000,000 during 2009 to date. The Company has also notified holders of an additional debenture series that debentures totaling $4,000,000 will be redeemed on June 1, 2009. If current market conditions persist, additional early repayments of debentures will be considered.

The Company has relied on the issuance of its subordinated debentures in registered, best efforts offerings to the public and proceeds of loan repayments as its primary sources of funds to support its loan originations. The Company needs to pay competitive interest rates to sell its debentures and also incurs underwriting commissions and other fees when debentures are sold, which reduce the net proceeds realized. As described in note 1 to the financial statements, and in light of the significant decline in the level of the Company’s loan origination activities, a servicing agreement with Intervest National Bank has not been renewed for 2009. Rather, the Company’s employees became employees of the Bank. Insofar as services, including any origination services, are performed for the Company, the Company will reimburse the Bank for the cost of those services. As a result of these changes, the Company no longer receives revenues for origination services. The impact of any lost revenue will be mitigated or offset by the reduction in the Company’s salary and occupancy expense.

As detailed in note 5 to the financial statements included elsewhere in this report, at March 31, 2009 and December 31, 2008, $14,000,000 and $40,000,000 respectively of the Company’s subordinated debentures were outstanding with fixed interest rates that range from 6.50% to 7.00% per annum and maturities that range from April 1, 2011 to July 1, 2014. During the first quarter of 2009, the Company repaid various debenture series totaling $26,000,000. A more detailed discussion of these redemptions as well as additional redemptions planned for 2009 can be found in note 5 to the financial statements in this document.

At March 31, 2009, the Company had approximately $5,318,000 in cash and cash equivalents with no commitments to lend, Approximately $11,563,000 of mortgages will mature in 2009, excluding nonaccrual loans.

The Company continues to have a significant amount of its assets on a nonaccrual basis or in foreclosed property. As of March 31, 2009, 22% of its mortgage loan portfolio ($8,292,000) was on nonaccrual status and $2,327,000 was classified as foreclosed property. The nonperforming assets have adversely affected the Company’s net interest income and cash flows derived there from. If this level of nonaccrual loans were to increase or continue for an extended period, the Company’s ability to issue new debentures to the public and meet its debt service and operating cash flow requirements could be adversely affected. During the first quarter of 2009, the Company’s interest income from its accruing loan portfolio and other short term investments exceeded the interest expense from its outstanding debentures by $260,000 . As noted above, various debentures were repaid during the first quarter of 2009 prior to their stated maturities, which resulted in an increase in incremental net interest income per month which approximated the loss in net interest income from the repayment of mortgage loans. A loss of $1,034,000 from the early extinguishment was recorded during the first quarter of 2009, which represents the expensing of remaining related unamortized issuance costs. Additionally, as discussed in note 5 to the financial statements, a repayment is scheduled for June 1, 2009. This repayment will result in approximately $23,000 of incremental interest income per month commencing June 2009. A loss of $126,000 is expected to be recorded in the second quarter of 2009 relating to the early repayment of debentures in the first quarter of 2009 resulting from the acceleration of unamortized placement costs.

The collection of nonaccrual loans is also aggressively being pursued through foreclosure actions. There can be no assurance that additional loan loss provisions, loan chargeoffs or significant expenses will not be incurred with respect to the ultimate collection of the nonaccrual loans, which collection is anticipated to be from the eventual sale of the collateral properties in most cases.

There have been historic disruptions in the financial systems during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. Although the Company does not lend in the home mortgage market, and does not invest in any collateralized debt obligations or collateralized mortgage obligations, these disruptions are likely to have some impact on all lenders in the United States including the Company.

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

Off-Balance Sheet Commitments

The Company does not have any commitments to extend credit at March 31, 2009. The Company has issued commitments to extend credit in the normal course of business, which may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. Commitments to extend credit are agreements to lend funds under specified conditions. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of fees to the Company. Since some of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The Company’s one-year interest rate sensitivity gap was a positive $20,161,000, or 43% of total assets at March 31, 2009, which was a increase from a positive $23,727,000, or 31%, at December 31, 2008. The increase in the positive GAP percentage is mostly due to $20,000,000 of debentures with maturities of over 1 year that were redeemed in the first quarter of 2009. These debentures, and associated interest payable, were reported in the GAP table as maturing in 0-3 months since notice was given to the debenture holders that such a redemption would take place.

The following table summarizes information relating to the Company’s interest-earning assets and interest-bearing liabilities as of March 31, 2009, that are scheduled to mature or reprice within the periods shown.

($ in thousands)	0-3 Months	4-12 Months	Over 1-4 Years	Over 4 Years	Total
Floating-rate loans (1)	$9,275	$—	$—	$—	$9,275
Fixed-rate loans (1)	4,460	5,925	8,375	2,125	20,885

Total loans	13,735	5,925	8,375	2,125	30,160
Short-term investments	4,818	—	—	—	4,818

Total rate-sensitive assets	$18,553	$5,925	$8,375	$2,125	$34,978

Debentures payable (1)	$4,000	$—	—	10,000	$14,000
Accrued interest on debentures	317	—	—	282	599

Total rate-sensitive liabilities	$4,317	$—	—	$10,282	$14,599

GAP (repricing differences)	14,236	$5,925	$8,375	$(8,157)	$20,379

Cumulative GAP	$14,236	$20,161	$28,536	$20,379	$20,379

Cumulative GAP to total assets	30.1%	42.7%	60.4%	43.1%	43.1%

Significant assumptions used in preparing the preceding gap table follow:

(1)	Floating-rate loans that adjust at a specified time are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and subordinated debentures payable are scheduled, including repayments, according to their contractual maturities. Deferred loan fees are excluded from this analysis. Non-performing loans and the effect of prepayments are excluded from this analysis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and debenture-issuance activities. The Company has not engaged in and accordingly has no risk related to trading accounts, commodities, sub prime residential mortgages, interest rate hedges, development loans, collateralized debt obligations, collateralized mortgage obligations or foreign exchange. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2008, which reflect changes in market prices and rates, can be found in note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company’s most recent Form 10-K. There have been no material changes to the Company’s risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, where such factors are discussed on pages 11 through 16.

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

INTERVEST MORTGAGE CORPORATION

Date: April 29, 2009	By:	/s/ Lowell S. Dansker
Lowell S. Dansker, Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John H. Hoffmann
John H. Hoffmann, Vice President and Chief Financial Officer (Principal Financial Officer)